Form 10-Q
period 2006-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2006-08-09
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51934

BioMimetic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1786244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
389-A Nichol Mill Lane Franklin, TN 37067	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (615) 844-1280

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No.

As of August 7, 2006, there were issued and outstanding 15,570,370 million shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$58,469,504	$33,427,708
Certificate of deposit	1,000,000	1,000,000
Receivables – trade	366,271	380,911
Receivables – other	77,456	130,935
Inventory	4,178,968	3,647,594
Prepaid expenses	529,023	1,282,674
Total current assets	64,621,222	39,869,822
Receivables – related party	106,831	106,831
Property and equipment, net	3,742,930	3,691,331
Capitalized patent license fees, net	8,445,760	8,964,551
Deposits	10,000	10,000
Total assets	$76,926,743	$52,642,535
Liabilities, redeemable, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,571,231	$1,268,954
Accrued expenses:
Payroll, employee benefits and payroll taxes	745,540	648,835
Other accrued expenses	1,222,317	673,861
Current portion of capital lease obligations	7,230	—
Deferred liability	1,250,000	2,750,000
Deferred revenue	709,841	974,021
Total current liabilities	6,506,159	6,315,671
Accrued rent – related party	259,863	259,156
Long term portion of capital lease obligations	33,832	—
Deferred liability	2,500,000	2,500,000
Deferred revenue	13,854,531	14,206,534
Total liabilities	23,154,385	23,281,361
Commitments and contingencies
Series A Redeemable, Convertible Preferred Stock, $0.001 par value; 3,246,408 shares authorized; 0 and 3,246,408 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	8,546,030
Series B Redeemable, Convertible Preferred stock, $0.001 par value; 1,147,427 shares authorized; 0 and 1,147,427 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	5,478,455
Series C Redeemable, Convertible Preferred stock, $0.001 par value; 5,178,305 shares authorized; 0 and 5,178,305 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	36,721,125
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 37,500,000 shares authorized; 15,567,370 shares issued and outstanding as of June 30, 2006; 16,906,500 shares authorized, 1,073,020 shares issued and outstanding as of December 31, 2005.	15,567	1,609
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.	—	—
Additional paid-in capital	84,027,676	2,183,689
Deferred stock compensation	—	(989,767)
Accumulated deficit	(30,270,885)	(22,579,967)
Total stockholders’ equity (deficit)	53,772,358	(21,384,436)
Total liabilities, redeemable, convertible preferred stock and stockholders’ equity (deficit)	$76,926,743	$52,642,535

See accompanying notes.

BioMimetic Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues:
Collaborative research and development	$215,276	$1,297,503	$215,276	$2,580,748
Sublicense fee	176,974	—	352,003	—
Product sales	660,508	—	800,428	—
Royalty income	74,016	—	144,722	—
Grants and other	6,790	—	12,800	—
Total revenues	1,133,564	1,297,503	1,525,229	2,580,748
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	625,020	—	766,372	—
Research and development (a)	2,314,875	1,919,019	4,952,488	2,824,893
General and administrative (b)	1,840,046	793,826	2,773,986	1,238,162
Depreciation and capital lease amortization	191,850	29,009	374,361	59,009
Patent license fee amortization	534,650	98,746	1,046,689	195,700
	5,506,441	2,840,600	9,913,896	4,317,764
Loss from operations	(4,372,877)	(1,543,097)	(8,388,667)	(1,737,016)
Interest income, net	501,755	224,052	830,462	385,946
Loss on disposal of equipment	(687)	—	(687)	—
Loss before income taxes	(3,871,809)	(1,319,045)	(7,558,892)	(1,351,070)
Income taxes	—	—	—	—
Net loss	(3,871,809)	(1,319,045)	(7,558,892)	(1,351,070)
Preferred stock accretion	(29,319)	(92,162)	(132,026)	(160,178)
Net loss attributable to common stockholders	$(3,901,128)	$(1,411,207)	$(7,690,918)	$(1,511,248)
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.89)	$(1.41)	$(0.96)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	9,231,932	1,579,155	5,468,302	1,579,155
Related party disclosures:
(a) – Research and development includes professional fees to related parties of:	$—	$—	$75,000	$37,418
(b) – General and administrative includes rent expense to related parties of:	$178,248	$—	$279,516	$—

See accompanying notes.

BioMimetic Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities
Net loss attributable to common stockholders	$(7,690,918)	$(1,511,248)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and capital lease amortization expense	374,361	59,009
Patent license fee amortization	1,046,689	195,700
Loss on disposal of equipment	687	—
Preferred stock accretion	132,026	160,177
Non-cash compensation and consulting expense	349,621	17,661
Changes in operating assets and liabilities:
Receivables – trade	14,640	—
Receivables – other	53,479	(15,969)
Inventory	(531,374)	(1,362,179)
Prepaid expenses	753,651	4,956
Deposits	—	(1,960)
Accounts payable	1,302,277	(128,773)
Accrued payroll, employee benefits and payroll taxes	96,705	(198,318)
Other accrued expenses	548,456	(7,966)
Deferred revenue	(616,183)	(2,580,747)
Deferred liability	(1,500,000)	—
Accrued rent – related party	707	140,583
Net cash used in operating activities	(5,665,176)	(5,229,074)
Cash flows from investing activities
Purchases of property and equipment	(383,710)	(338,888)
Construction in progress	—	(1,637,205)
Cash paid for patent license fees	(527,898)	—
Net cash used in investing activities	(911,608)	(1,976,093)
Cash flows from financing activities
Payments on capital lease obligations	(1,873)	(2,056)
Proceeds from initial public offering, net of issuance costs	31,582,273	—
Proceeds from issuance of common stock, net of issuance costs	38,180	—
Issuance of preferred stock	—	11,176,339
Net cash provided by financing activities	31,618,580	11,174,283
Net increase in cash and cash equivalents	25,041,796	3,969,116
Cash and cash equivalents, beginning of period	33,427,708	30,684,565
Cash and cash equivalents, end of period	$58,469,504	$34,653,681
Supplemental disclosures of cash flow information
Interest paid	$541	$42
Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$42,936	$—
Acquisition of patents through issuance of preferred stock	$—	$500,000
Conversion of preferred stock to common stock upon initial public offering	$50,868,415	$—

See accompanying notes.

BioMimetic Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

1.    Nature of the Business and Basis of Presentation

Nature of the Business

BioMimetic Therapeutics, Inc. (the ‘‘Company’’ and formerly BioMimetic Pharmaceuticals, Inc.), develops and commercializes bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary in the United Kingdom, BioMimetic Therapeutics Limited. As of June 30, 2006, the subsidiary has no employees and has no operating activities other than making and maintaining regulatory submissions for the Company’s product in the European Union.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Prospectus filed with the SEC on May 12, 2006. The financial information as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of this interim period have been included. The condensed balance sheet data as of December 31, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Prior to January 1, 2006, the Company had been primarily engaged in the research and development of its principal product and had followed the guidance of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, Accounting and Reporting by Development Stage Enterprises (‘‘SFAS No. 7’’). The Company believes that it has achieved its planned principal operations, is generating revenue from the sale of its product, GEM 21S® Growth-factor Enhanced Matrix, and has emerged from the development stage. Accordingly, effective January 1, 2006, the Company no longer considers itself to be a development stage enterprise as defined by SFAS No. 7.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and certificates of deposit with original maturities of less than 90 days to be cash equivalents.

Receivables – Trade

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The trade receivable balance represents the amounts due from the Company’s marketing and distribution partner, Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’) for research and development studies and represents a legal and enforceable receivable from Luitpold under the research and development agreements with Luitpold. See the Company’s revenue recognition policy for additional information regarding the research and development agreement. The Company has not experienced any past due or delinquency in payments from Luitpold, and has, therefore, not established an allowance for doubtful accounts. The Company intends to aggressively pursue any past due balances from Luitpold before writing the balance off as a bad debt. The Company did not experience any bad debt write-offs in the three or six months ended June 30, 2006 or 2005.

Receivables – Other

Receivables from others represent amounts from contractual obligations or normal course of business transactions.

Receivables – Related Party

During the construction of the Company’s new office space, the landlord provided the Company with a tenant build-out allowance of $106,831. The receivable and offsetting deferred rent liability have been recorded in the financial statements as a long-term receivable and long-term liability. The deferred rent component is being amortized and recorded as a reduction to rent expense. The Company’s Chief Executive Officer has an ownership interest in the landlord as discussed in Note 13.

Inventory

Inventories are carried at the lower of cost (first-in, first-out) or net realizable value and at June 30, 2006, consisted of bulk drug substances to be utilized in the manufacturing of the Company’s products. Work in progress consists of filled syringes and cups that will be packaged in the finished kits to be sold to consumers. Finished goods consist of packed GEM 21S kits ready for sale. Shipping and handling costs are included in the costs of sales of the product.

As of June 30, 2006, an inventory reserve of $47,000 has been recorded for product sold by Luitpold that may expire before it is used by Luitpold’s customers. Certain lots of the Company’s GEM 21S product previously sold by Luitpold contain components that have expiration dates of less than 12 months and for which the Company granted Luitpold a right of return. See ‘‘Revenue Recognition.’’

Valuation of Purchase Commitments

The Company has substantial firm purchase commitments with certain of its suppliers related to future inventory requirements. At each period end, the Company assesses the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (‘‘ARB’’) No. 43. As of June 30, 2006, no reserves have been recorded associated with these future purchase commitments.

Prepaid expenses

Prepaid expenses consist of supplies, rent, insurance premiums that the Company has paid in advance.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment range from three to seven years.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the statement of operations.

Capitalized Patent License Fees

The Company has capitalized certain costs including milestone and sub-license fees, related to obtaining patent licenses from non-related party institutions. The Company’s policy is to capitalize and amortize these costs over the estimated life of the patents. These patent license fees are being amortized through 2009 and 2010, the estimated life of the patents.

Accrued Expenses and Deferred Liabilities

As part of the process of preparing its unaudited condensed consolidated financial statements, management is required to estimate expenses that the Company has incurred for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where the Company has not been invoiced or otherwise notified of actual costs. Examples of expenses for which the Company accrues based on estimates include milestone payments, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under or over estimates the level of services performed or the costs of such services, the actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with accounting principles generally accepted in the United States. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiary, BioMimetic Therapeutics Limited. Intercompany balances and transactions are eliminated in consolidation. The subsidiary did not have any employees or operating activities for the three and six months ended June 30, 2006 and 2005.

Revenue Recognition

Product Sales

The Company generated its first revenues from the sale of its product to Luitpold in December 2005. Luitpold has an exclusive agreement with the Company and is responsible for the distribution and sale of the Company’s product. The Company’s revenue policy is to recognize product sales revenue upon delivery of the product to Luitpold. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (‘‘SAB’’) 101, Revenue Recognition in Financial Statements (‘‘SAB 101’’) as amended by SAB 104, Revenue Recognition (‘‘SAB 104’’), Emerging Issues Task Force (‘‘EITF’’) Issue 00-21, Revenue Arrangements with Multiple Deliverables (‘‘EITF Issue 00-21’’), and SFAS No. 48, Revenue Recognition When Right of Return Exists.

During 2005 and the first quarter of 2006, the Company agreed to ship certain identified product to Luitpold that had an expiration date of less than one year (‘‘short-dated’’) and provided Luitpold with the right of exchange for any short-dated product that reached six months or less of its expiration date. Product sales revenue during 2005 and the first quarter of 2006 for the identified short-dated product was recognized only upon the completion of the sale by Luitpold to its customers.

During the second quarter of 2006, the Company received permission from the US Food and Drug Administration (‘‘FDA’’) to extend the expiration date of the product. As of June 30, 2006, all short-dated product held by Luitpold has been re-labeled and is no longer considered to be short-dated. No right of return exists for the re-labeled product. As such, product sales revenue for the previously identified short-dated product has been fully recognized as of June 30, 2006.

Royalties

In exchange for the rights to the exclusive worldwide marketing, distribution and sales of the product, Luitpold is obligated to pay royalties to the Company based on net sales by Luitpold. Luitpold is required to report its sales and remit royalties to the Company on a quarterly basis. The Company’s policy is to recognize royalty income when the information is received from Luitpold.

Collaborative research and development

The Company has collaborative research and development agreements with Luitpold. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and EITF Issue 00-21. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment.

Sublicense fees

The Company has an exclusive sublicense agreement with Luitpold. Sublicense fees are due to the Company upon achievement of the milestone criteria. In December 2005, the Company received $15,000,000 from Luitpold upon receiving approval from the FDA for the Company’s first product, GEM 21S. Revenues from the sublicense agreement are recognized pursuant to the term of the agreement and are being amortized over the life of the agreement, which expires December 31, 2026. Payments received in advance of revenue recognized are recorded as deferred revenue. The timing of cash received from the Company’s agreement differs from revenue recognized. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and EITF Issue 00-21.

Grants and Other

Revenue related to grant awards is recognized as related research and development expenses are incurred.

Research and Development

The Company expenses costs associated with research and development activities as incurred. The Company evaluates payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determines the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to the Company’s product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

Income Tax

The Company accounts for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three and six month periods ended June 30, 2006, includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the six months ended June 30, 2006: risk-free interest rate was 4.69%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, forfeiture rate of 1% and the weighted average expected life of the option was 5.8 years. Since the Company has a limited history of stock activity, the expected volatility and forfeiture rate are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended June 30, 2006 is $35,941 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $(0.01) and $(0.01) lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss for the six months ended June 30, 2006 is $134,577 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $(0.03) and $(0.03) lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Employee stock options granted by the Company are structured to qualify as ‘‘incentive stock options’’ (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for share-based compensation arrangement due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation cost recognized in the current period.

The Company’s net loss for the three and six months ended June 30, 2006 includes $177,645 and $334,743 of stock-based compensation costs, respectively, and no income tax benefit related to the Company’s stock-based compensation arrangements.

Information relating to the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Options at January 1, 2006	1,381,458	$2.67
Granted	286,000	3.83
Exercised	(136,500)	0.28
Forfeited or expired	(13,125)	4.24
Shares under option at June 30, 2006	1,517,833	$3.11	5.8	$8.6
Options vested at June 30, 2006	603,551	$2.37	6.7	$8.6
Options exercisable at June 30, 2006	603,551	$2.37	6.7	$2.5
Options nonvested at June 30, 2006	914,282	$3.60	5.3	$6.1

SFAS No. 123(R) applies only to awards granted after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) were accounted for under the recognition and measurement provisions of APB Opinion No. 25, and related Interpretations.

Comprehensive Loss

The Company’s comprehensive losses as defined by SFAS No. 130, Reporting Comprehensive Income, are the same as the net losses reported.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts payable, and capital lease obligations, approximate fair value due to the short term nature of these financial instruments.

Concentration of Credit Risk and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in a local financial institution in excess of Federal Deposit Insurance Corporation limitations. The Company believes that it has established guidelines for investment of its excess cash that maintains principal and liquidity through its policies on diversification and investment maturity. The Company has not incurred any losses on these cash balances as of June 30, 2006.

The Company relies on certain materials used in its development process that are procured from a single source supplier as well as certain third-party contract manufacturers that make its product and product candidates. The failure of its supplier or contract manufacturers to deliver on schedule, or at all, could delay or interrupt the development process and/or revenue stream adversely affecting the Company’s operating results.

The Company currently sells its only product through an exclusive distribution and marketing arrangement with Luitpold. Essentially all of the Company’s receivables and foreseeable future sales rely on this one company. Any adverse events relating to Luitpold could have a material impact on our future revenues and our ability to collect receivables.

Segment Information

The Company has determined that it is principally engaged in one operating segment. The Company’s product development efforts are primarily in the treatment of bone loss associated with advanced periodontal disease, and repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments or tendons.

3.    Initial Public Offering and Stock Split

On May 4, 2006, the Company’s Board of Directors approved a 1.5 to one stock split for all capital stock as previously approved by the Company’s stockholders. All common and preferred stock share and per share amounts in these condensed financial statements have been adjusted retroactively to reflect this stock split.

On May 12, 2006, the Company completed an initial public offering (‘‘IPO’’) of 4,600,000 shares of its common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of preferred stock were converted into 9,221,340 shares of common stock.

4.    Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (‘‘SFAS No. 128’’) and SAB 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the conversion of redeemable, convertible preferred stock and upon the exercise of warrants. Dilutive earnings per share is the same as basic earnings per share since common stock equivalents are excluded from the calculation, due to their effect being anti-dilutive.

	Three months ended June 30,
	2006	2005
Historical numerator: net loss attributable to common stockholders	$(3,901,128)	$(1,411,207)
Denominator: weighted average shares of common stock outstanding	9,231,932	1,579,155
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.89)

	Six months ended June 30,
	2006	2005
Historical numerator: net loss attributable to common stockholders	$(7,690,918)	$(1,511,248)
Denominator: weighted average shares of common stock outstanding	5,468,302	1,579,155
Basic and diluted net loss per share attributable to common stockholders	$(1.41)	$(0.96)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	Three months ended June 30,
	2006	2005
Redeemable, convertible preferred stock	—	9,221,340
Common stock options	1,517,833	1,105,913
Total	1,517,833	10,327,253

	Six months ended June 30,
	2006	2005
Redeemable, convertible preferred stock	—	9,221,340
Common stock options	1,517,833	1,105,913
Total	1,517,833	10,327,253

5.    Inventory

The Company began purchasing raw materials for use in the manufacturing process in 2004. The manufacturing process of filling syringes and periodontal cups began in January 2005. Inventory is summarized as follows:

	June 30, 2006	December 31, 2005
Raw materials	$3,056,793	$2,519,278
Work in progress	244,194	386,561
Finished goods	924,981	1,206,755
	4,225,968	4,112,594
Less allowance for excess or obsolete inventory	(47,000)	(465,000)
	$4,178,968	$3,647,594

The Company’s GEM 21S product contains components that have expiration dates. In 2005, the Company estimated its potential exposure on the product based anticipated sales and established an allowance for excess inventory. During the three months ended June 30, 2006, the Company received FDA approval to extend the expiration date of the product. Based on current and anticipated expiration dating, the Company believes its current inventory will be utilized before product expiration. Therefore, the inventory reserve for exposure for excess inventory related to short-dated product has been eliminated during the three months ended June 30, 2006. The Company continues to maintain a reserve for short dated product previously sold by Luitpold to its customers and for which the Company granted Luitpold a right of return.

6.    Capitalized Patent License Fees

In June 2006, the Company initiated a registration trial for its orthopedic product GEM OS1. The trial triggered a milestone payment of $500,000 to ZymoGenetics, Inc. (‘‘ZymoGenetics’’) under the Company’s January 2003 patent license agreement with ZymoGenetics and the payment has been capitalized as patent license fees and will be amortized over the remaining patent life of 4.3 years.

7.    Redeemable, Convertible Preferred Stock

Upon the closing of the IPO (see Note 3), all outstanding shares of redeemable, convertible preferred stock were converted into 9,221,340 shares of common stock.

During the three months ended June 30, 2006 and 2005, the Company recorded aggregate accretion related to redeemable, convertible preferred stock of $29,319 and $92,162, respectively. During the six months ended June 30, 2006 and 2005, the Company recorded aggregate accretion related to redeemable, convertible preferred stock of $132,026 and $160,178, respectively.

8.    Capital Shares

On May 12, 2006, through its Amended and Restated Certificate of Incorporation, dated October 21, 2004, as amended May 4, 2006, (‘‘Restated Certificate of Incorporation’’) the Company

approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares as common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.

9.    2001 Long-Term Stock Incentive Plan

During 2001, the Company’s Board of Directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the ‘‘Option Plan’’). The Option Plan provides that stock options, other equity interests or equity-based incentives in the Company may be granted to key personnel and consultants of the Company at an amount determined by a committee, comprised of elected board members, at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the Option Plan is ten years from the date of grant.

For the period from May 12, 2006 to June 30, 2006, the exercise price was determined based on the closing price of the Company’s common stock on the NASDAQ Global Market on the day of the grant. Prior to the Company’s IPO (see Note 3) on May 12, 2006, the exercise price was reviewed and modified as significant events occurred. In making its determinations regarding fair value of common stock, the Company’s Board of Directors considered a number of company and industry specific factors, including sales of preferred stock, the liquidation preference attributable to the preferred stock, achievement of milestones relating to the Company’s product and product candidates, and the Company’s expectation to continue incurring operating losses for the next several years as it continues to fund its research and development programs. In addition to considering all of the factors described above, the Board of Directors used an income approach with a discounted cash flow methodology. The income approach involves appropriate discount rates to estimated cash flows that are based on forecasts of revenues and costs. The Board’s significant assumptions included its estimates of future cash flows and the discount rate. The Board estimated future cash flows based on a combination of the contractual minimum purchases required of Luitpold, sales estimates received by the Company from Luitpold and the Company’s own internal estimates of product sales. The resulting estimated cash flow, projected over a seven year period, was then discounted to present value using a 30% discount rate. The Board allocated value between the Company’s preferred stock and its common stock, including liquidation preferences, dividends, conversion rights and economic benefits associated with the Company’s preferred stock, in making its fair value assessments, the Board allocated significant value to the Company’s preferred stock.

During all periods prior to the Company’s IPO, the liquidation value per share of the Company’s common stock had been negative, given the significant liquidation preference associated with its preferred stock.

In contemplation of the IPO, the Board of Directors reassessed the fair value of the Company’s common stock for 2005 and for the first quarter of 2006. The Board of Directors performed its analysis in accordance with the practice aid issued by the American Institute of Certified Public Accountants titled ‘‘Valuation of Privately Held Company Equity Securities Issued as Compensation.’’ The Board used the midpoint of the estimated price range for a potential offering of $18.00 (on a pre-stock split basis) and applied a liquidity discount to reflect the substantial uncertainty involved in pursuing and effectuating an initial public offering, especially for a life sciences company, the fact that the preferred stock only would convert upon the successful completion of the initial public offering, and that conversion was automatic only upon raising a certain amount in the offering, and the fact that even if the initial public offering were completed, substantially all of the presently issued shares of common stock and preferred stock converting into shares of common stock would be subject to lock-up agreements with the underwriters for 180 days. The Board applied an additional discount to that resulting amount in order to reflect the relative value (due to the liquidation preference and other economic and control rights associated with the Company’s preferred stock) of the common stock compared to the preferred stock. Based on this retrospective analysis, the Company determined that certain options issued during 2005 and the first quarter of 2006 had exercise prices that were below the reassessed fair value of the common stock for such periods, so the Company recorded additional compensation expense to the extent the reassessed fair value exceeded the exercise price of the options. This expense will be amortized over the next four years.

Under the Option Plan, 2,250,000 and 1,687,500 shares of common stock at June 30, 2006 and 2005, respectively, have been reserved for issuance under the Option Plan. As of June 30, 2006 and 2005, options for 1,517,833 and 1,105,913 shares were outstanding. The options vest over one to five years and remain exercisable for five or ten years from the date of grant. At June 30, 2006 and 2005, 565,292 and 581,588 shares were available for grant pursuant to the Option Plan.

The Company accounts for options granted to employees under SFAS No. 123(R). As discussed above, some of the options have been granted at an exercise price less than the market value of the Company’s common stock.

The weighted average remaining contractual life of outstanding options was 5.8 and 6.1 years as of June 30, 2006 and December 31, 2005, respectively.

The fair value of each option on its grant date has been estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions: (1) risk-free interest rate of 4.69% and 4.01% respectively as of June 30, 2006 and December 31, 2005, (2) expected life of four years as of June 30, 2006 and December 31, 2005, (3) expected dividends of zero, and (4) volatility factor of 80%.

The Company has reserved shares of common stock for future issuance as follows:

	June 30, 2006	December 31, 2005
Convertible, redeemable preferred stock	—	9,221,340
Options	565,292	1,381,458
	565,292	10,602,798

Stock Options Granted to Employees

The Company granted options of 54,250 and 112,500 to employees in the three months ended June 30, 2006 and 2005, respectively, and 258,250 and 161,625 to employees in the six months ended June 30, 2006 and 2005, respectively.

The Company has recorded compensation expense related to the issuance of the options of $106,477 and $7,230 respectively, for the three months ended June 30, 2006 and 2005, and $191,776 and $14,461 respectively, for the six months ended June 30, 2006 and 2005.

Stock Options Granted to Board Members (Non-Employees)

The Company granted 3,938 and 12,938 options to members of the Board of Directors in the three and six months ended June 30, 2005, respectively. The Company has recorded compensation expense related to the issuance of the options of $1,600 and $3,200 for the three and six months ended June 30, 2005, respectively.

No options were granted to members of the Board of Directors during the three and six months ended June 30, 2006.

Stock Options Granted to Board Consultants

The Company granted options of 7,500 and 15,150 to consultants, in the three months ended June 30, 2006 and 2005, respectively, and 27,750 and 21,750 to consultants in the six months ended June 30, 2006 and 2005, respectively.

The Company has recorded professional services expense related to the issuance of the options of $11,933 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $14,878 and $0 for the six months ended June 30, 2006 and 2005, respectively.

10.    2005 Employee Stock Purchase Plan

During 2005, the Company’s Board of Directors approved the adoption of the 2005 Employee Stock Purchase Plan (the ‘‘Purchase Plan’’). The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. The maximum number of shares that will be available under the Purchase Plan is 200,000 shares. Employees became eligible to participate in the plan beginning July 1, 2006.

11.    Income Taxes

At June 30, 2006, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $13,252,370 that will begin to expire in 2024. State NOL carryforwards at June 30, 2006 totaled $12,527,207 and will expire between 2009 and 2019. The use of deferred tax assets including federal net operating losses and credits are limited to the future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, Accounting for Income Taxes, management believes that there is not sufficient evidence at June 30, 2006 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2006. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

The valuation allowance was $11,081,164 and $8,223,963 at June 30, 2006 and December 31, 2005, respectively. The valuation allowance increased by $2,857,201 in the six months ended June 30, 2006.

The Company’s ability to use its NOL carryforwards is limited and subject to annual limitations. In connection with future offerings, the Company may realize a ‘‘more than fifty percent change in ownership’’ which could further limit its ability to use its NOL and tax credit carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of its NOL and tax credits for federal income tax purposes.

12.    Employee Benefit Plan – 401(k) Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution plan covering substantially all its employees fulfilling minimum age and service requirements. Participation in the plan is optional. The expenses associated with this plan were $740 and $600 for the three months ended June 30, 2006 and 2005, respectively, and $1,435 and $1,200 for the six months ended June 30, 2006 and 2005, respectively. No contributions were made by the Company for the three and six months ended June 30, 2006 and 2005.

13.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer (‘‘CEO’’), was a professor at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of August 7, 2006, Harvard has paid to the Company’s CEO a total of $397,476 with respect to the Company’s payment of milestone and royalties to Harvard and the intellectual property licensed to the Company as compensation to the Company’s CEO as the co-inventor of the intellectual property that the Company licenses from Harvard, and additional payments may be due in the future

Consulting Agreement with Spouse of the Company’s President and CEO

Prior to 2006, the Company employed, on a contract basis, the spouse of the Company’s President and CEO. The Company has paid $109,168, $104,388, and $116,108, respectively, for consulting services during the years ended December 31, 2005, 2004 and 2003. For the period from

January 1, 2006 to March 6, 2006, the Company paid $33,950. On March 6, 2006, the spouse became a part-time employee of the Company and her consulting agreement was terminated. Her employment is at will and the terms of her employment are reviewed at least annually by the nominating and governance committee of the Board of Directors.

Consulting Agreement with Member of the Board of Directors

In February 2002, the Company entered into a consulting agreement with a member of the Company’s Board of Directors, under which the board member provides consulting services to the Company relating to the non-clinical development of the Company’s products and interactions and filings with the FDA. The consulting agreement terminates on February 18, 2007. Under the terms of the agreement, the board member provides consulting services to the Company at the rate of $350 per hour, up to a maximum of $2,800 per day. During 2004, the Company paid the board member $26,875 under this consulting agreement. Under the agreement, the board member is subject to an obligation (1) not to disclose non-public information relating to the Company during the term of his consultancy and for 60 days thereafter, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company for a period of 12 months following the termination of his consultancy for any reason.

Consulting Agreement with Case Western Reserve University

In September 2003, the Company entered into an agreement with Case Western Reserve University (‘‘Case Western’’) to conduct certain research in bone cell growth to be directed by the same board member of the Company’s Board of Directors discussed above and who is also a Professor of Biology and Pathology at Case Western. The total amount for this project was $83,500, of which $41,750 was paid in 2003 to start the project. An additional $5,000 was paid in October 2005. An additional $26,050 was paid in the first quarter of 2006. The Company and Case Western agree not to disclose the confidential information of the other party for a period of three years from the date of the written disclosure of such confidential information. Either party may terminate the agreement for any reason with 30 days written notice.

Lease Agreement

The Company signed a lease agreement in 2005 for new office space with a total lease commitment of $2,901,316 and an initial lease term through 2012. The lessor is a local real estate development company, in which the Company’s President and CEO has a fifty percent ownership interest. The Company has agreed to indemnify the lessor under specific circumstances. During 2002 and 2003, the Company capitalized certain costs pursuant to this office facility development and leasing arrangement. The Company moved into the new facility in July 2005. The capitalized amounts relative to the development were $3,137,327 and $1,754,356 as of June 30, 2006 and 2005, respectively. The Company paid the lessor $101,268 and $178,248 during the three and six months ended June 30, 2006, respectively. The Company has an outstanding long term receivable in the amount of $106,831 from the lessor as of June 30, 2006.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report and our consolidated financial statements and related notes for the year ended December 31, 2005 included in our Prospectus dated May 12, 2006 filed with the Securities and Exchange Commission on May 12, 2006. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our financial condition and results of operations may change as a result of many factors, including those we discuss in ‘‘Item 1A. Risk Factors’’ and elsewhere in this report and in the Prospectus and our actual results may differ materially from those anticipated in the forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.

Overview

We develop and commercialize bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications. We have generated limited revenues from product sales to date. We received US Food and Drug Administration (‘‘FDA’’) approval for our first drug-device combination product, GEM 21S, in November 2005 for the treatment of bone loss associated with advanced periodontal disease. Product sales commenced late in the fourth quarter of 2005.

Prior to January 1, 2006, we primarily had been engaged in researching and developing our principal product and were a development stage enterprise. Effective January 1, 2006, we no longer consider ourselves to be a development stage enterprise as we believe that we have achieved our planned principal operations and are generating revenue from the sale of our principal product.

Since inception in April 1999, we have incurred losses each year. As of June 30, 2006, we had an accumulated deficit of $30.3 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and continue the commercial launch of GEM 21S. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations through proceeds from an initial public offering in May 2006, the issuance of redeemable, convertible preferred stock, research and development agreements, and grants.

We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities and as we operate as a publicly traded company.

We expect that research and development expenses will continue to increase. We also expect that manufacturing expenses will increase as we continue the commercial launch of GEM 21S. In December 2003, we entered into a worldwide marketing and distribution agreement with Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’) for our periodontal product, GEM 21S. This arrangement allows us to focus the majority of our future development efforts on our orthopedic product candidates.

Based on the demonstrated efficacy in our pivotal clinical trial with our periodontal product, GEM 21S, we have entered into development of our first orthopedic product, GEM OS1. We anticipate that we will incur substantial research and development expenses for the foreseeable future.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2006 and 2005. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Costs:
Direct external:
Periodontal	$878,896	$1,179,134	$326,471	$947,108
Orthopedic	1,780,771	879,126	644,142	589,796
Sports medicine and Diagnostic	98,954	—	97,904	—
	2,758,621	2,058,260	1,068,517	1,536,904
Internal:
Periodontal	1,082,085	503,491	607,461	262,942
Orthopedic	1,028,329	257,841	602,994	114,283
Sports medicine and Diagnostic	83,453	5,301	35,903	4,890
	2,193,867	766,633	1,246,358	382,115
Total	$4,952,488	$2,824,893	$2,314,875	$1,919,019

We expect our research and development expenses to increase due to the substantial expansion of our internal research capabilities and due to the numbers of patients we expect to enroll in the clinical trials of our orthopedic product candidates. We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and estimated costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•    the scope, rate of progress and cost of our clinical trials;

•    future clinical trial results;

•    the cost and timing of regulatory approvals;

•    the cost and timing of establishing clinical and commercial supplies of our product candidates;

•    the timing and results of our pre-clinical research programs; and

•    the effects of competing technologies and market developments.

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under ‘‘Risk Factors.’’

Recent Developments

On May 12, 2006, we completed an initial public offering (IPO) of 4,600,000 shares of its common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of redeemable, convertible preferred stock were converted into 9,221,340 shares of common stock.

In November 2005, we received FDA approval for GEM 21S with three post-approval requirements relating to (1) establishing an rhPDGF identity test, (2) evaluating quality testing of the first 30 lots of product and (3) prohibiting the use of lots of rhPDGF that were fermented by Chiron Corporation (‘‘Chiron’’) our exclusive rhPDGF supplier for use in certain periodontal and orthopedic applications, after September 2002 until supplemental approval is received from the FDA to include the PDGF fermentation site. rhPDGF, or recombinant human Platelet-Derived Growth Factor, is one of the two main components of our product GEM 21S. We filed a supplement to our premarket application (‘‘PMA’’) on May 31, 2006 in accordance with the GEM 21S approval requirement that we establish and validate an immunological identity test for rhPDGF-BB. The FDA approved our PMA supplement on July 18, 2006 to implement a new ELISA PDGF identity test thus satisfying one post-approval requirement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the condensed consolidated interim financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on authoritative pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements. Our condensed consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Prospectus dated May 12, 2006, Registration No. 333-131718, with the Securities and Exchange Commission filed May 12, 2006. We believe that the accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

We believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) 101, ‘‘Revenue Recognition in Financial Statements’’ (SAB 101), as amended by SAB 104, ‘‘Revenue Recognition,’’ Emerging Issues Task Force (EITF) Issue 00-21, ‘‘Revenue Arrangements with Multiple Deliverables,’’ and Statement of Financial Accounting Standards (SFAS) No. 48, ‘‘Revenue Recognition When Right of Return Exists.’’ Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized into revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Revenue related to grant awards is deferred and recognized as related research and development performance occurs.

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with SFAS No. 2, ‘‘Accounting For Research and Development Costs,’’ and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturer start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

Inventory Valuation

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess and obsolete inventory based primarily on our historical usage and anticipated future usage. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Inventories are carried at the lower of cost (first-in, first-out) or net realizable value and consist of bulk drug substances and various components to be utilized in the manufacturing of our products. Finished goods consist of filled syringes and cups that will be packaged in the finished kits to be sold to consumers.

Inventory costs consist primarily of the purchase of raw materials, shipping costs associated with the transportation of raw materials to the contract manufacturer, fees paid to contract manufacturers in connection with the production of filled periodontal cups and syringes, kit packing fees, and quality control testing fees, less reserves for obsolescence and shrinkage.

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43. As of June 30, 2006, no reserves have been recorded associated with these future purchase commitments.

Accrued Expenses and Deferred Liabilities

As part of the process of preparing our condensed consolidated financial statements, management is required to estimate expenses that we have incurred for which we have not been invoiced. This process involves identifying services that have been performed on our behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where we have not been invoiced or otherwise notified of actual costs. Examples of expenses for which we accrue based on estimates include milestones payable, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management's projections of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with accounting principles generally accepted in the US. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS No. 123(R)), using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three and six month periods ended June 30, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options' vesting periods for the six months ended June 30, 2006: risk-free interest rate of 4.69%; an expected dividend yield of 0%; the volatility factor of the expected market price of our common stock of 80%; forfeiture rate of 1%; and the weighted average expected life of the option of 5.8 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rate are based on historical data from three companies similar in size and value to our company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option's vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended June 30, 2006 is $35,941 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $(0.01) and $(0.01) lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss for the six months ended June 30, 2006 is $134,577 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $(0.01) and $(0.01) lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The employee stock options granted by us are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

Our net loss for the three and six months ended June 30, 2006 includes $177,645 and $334,743 of compensation costs, respectively, and no income tax benefit related to our stock-based compensation arrangements.

Prior to the adoption of SFAS No. 123(R), we had adopted SFAS No. 123, ‘‘Accounting for Stock Based Compensation’’ (SFAS No. 123), as amended, but in accordance with SFAS No. 123, we had elected not to apply fair value-based accounting for our awards under the employee stock incentive plan through December 31, 2005. Instead, we have measured compensation expense for our stock plans using the intrinsic value method prescribed APB Opinion No. 25, and related interpretations. We recorded deferred stock-based compensation to the extent the deemed fair value of our shares of common stock for financial accounting purposes exceeded the exercise price of stock options granted to employees on the date of grant, and amortized these amounts to expense over the vesting schedule of the options, generally four years.

At each grant date during 2005 and the first quarter of 2006, our board of directors has determined the deemed fair value of our common stock and the associated exercise price of each award. Following each financing and the achievement by us of significant milestones, the board of directors has reviewed the fair value of our common stock. Because there was no public market for our common stock at the time of such determinations and there has been no sale of common stock to a third-party since inception, these determinations were necessarily subjective.

In connection with preparing the financial statements for the IPO, the board of directors reassessed the fair value of our common stock for 2005 and the first quarter of 2006. The board of directors performed its analysis and retrospective review in accordance with the practice aid issued by the American Institute of Certified Public Accountants titled ‘‘Valuation of Privately Held Company Equity Securities Issued as Compensation.’’

As required by SFAS No. 123, as modified by SFAS No. 148, ‘‘Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of Financial Accounting Standards Board Statement No. 123,’’ we provide pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense for periods prior to January 1, 2006 since we were a non-public entity and had used the minimum value method in determining the estimated value of our common stock under SFAS No. 123, as amended. For purposes of the pro forma disclosure, we have estimated the fair value of stock options issued to employees using the Black-Scholes option valuation model.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue.    Total revenue was $1.1 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively. Revenue from product sales was $0.7 million for the three months ended June 30, 2006. There were no product sales for the same period in 2005 because sales of our product, GEM 21S, commenced late in the fourth quarter of 2005. Collaborative research and development revenue consisted of $0.2 million for the three months ended June 30, 2006, all of which is due from Luitpold to compensate us for the cost of research and development performed under our research and development agreement with Luitpold. For the three months ended June 30, 2005, collaborative research and development revenue of $1.3 million consisted of the recognition of the remaining balance of the deferred revenue from our research and development agreement with Luitpold. Sublicense fee revenue from Luitpold totaled $0.2 million and $0 for the three months ended June 30, 2006 and 2005, respectively. Royalty income from Luitpold totaled $0.07 million and $0 for the three months ended June 30, 2006 and 2005, respectively.

Cost of Goods Sold.    We recorded cost of sales of $0.6 million for the three months ended June 30, 2006. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, bioassay testing fees for the syringes and cups, inserts printed for inclusion in the finished kit, flanges, and kit packing costs.

Research and Development Expenses.    Our research and development expenses increased $0.4 million to $2.3 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. The increase was attributable to increases in salaries and wages, clinical trial costs, start-up costs for our quality control laboratory and regulatory efforts. Our research and development headcount increased by 18 employees to 28 as of June 30, 2006 from 10 employees as of June 30, 2005. Clinical trial expenses increased as new patients were enrolled in on-going trials in the orthopedic and sports medicine fields. We have continued to incur costs during the setup and validation of our quality control laboratory. We continue to incur costs associated with our efforts to achieve regulatory approval in Canada and the European Union.

General and Administrative Expenses.    Our general and administrative expenses increased $1.0 million to $1.8 million for the three months ended June 30, 2006 from $0.8 million for the three months ended June 30, 2005. The increase was attributable primarily to increases in salaries and wages, professional services, and facility costs. Facility costs are primarily comprised of rent, utilities, and common area maintenance. Our administrative headcount increased to 18 employees as of June 30, 2006 from 10 employees as of June 30, 2005. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expense was $0.2 million and $0.03 million for the three months ended June 30, 2006 and 2005, respectively.

Patent License Fee Amortization.    Our patent license fee amortization was $0.5 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. Patent license fee amortization increased as a result of the substantial investment in patent and license costs resulting from the payment of license fees to our patent licensors and acquisition of patents late in 2005.

Other Income (Expenses).    Net interest income increased $0.3 million to $0.5 million for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005. The increase is attributable to higher cash balances during 2006, which resulted primarily from the net proceeds from our IPO.

Provision for Income Taxes.    We incurred net operating losses for the three months ended June 30, 2006 and 2005, and, accordingly, we did not record a provision for income taxes.

Six Months Ended June 30, 2006 and 2005

Revenue.    Total revenue was $1.5 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. Revenue from product sales was $0.8 million for the six months ended June 30,

2006. There were no product sales for the same period in 2005. Product sales commenced late in the fourth quarter of 2005. Collaborative research and development revenue consisted of the recognition of the remaining balance of the deferred revenue from Luitpold and totaled $0.2 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. Sublicense fee revenue from Luitpold totaled $0.4 million and $0 for the six months ended June 30, 2006 and 2005, respectively. Royalty income from Luitpold totaled $0.1 million and $0 for the six months ended June 30, 2006 and 2005, respectively.

Cost of Goods Sold.    We recorded cost of sales of $0.8 million for the six months ended June 30, 2006. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, bioassay testing fees for the syringes and cups, inserts printed for inclusion in the finished kit, flanges, and kit packing costs.

Research and Development Expenses.    Our research and development expenses increased $2.2 million to $5.0 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005. The increase was primarily attributable to increased salaries and wages as we hired new employees. Our research and development headcount increased to 28 on June 30, 2006 from 10 on June 30, 2005. Additionally, our increased level of activity included proportional increases in professional services as we scaled up our manufacturing and regulatory efforts to achieve regulatory approval and scaling up of commercial activities in anticipation of the launch of our first product.

General and Administrative Expenses.    Our general and administrative expenses increased $1.6 million to $2.8 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005. The increase was primarily attributable to increases in salaries from hiring additional employees. Our administrative headcount increased to 18 on June 30, 2006 from 10 on June 30, 2005. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expense was $0.4 million and $0.06 million for the six months ended June 30, 2006 and 2005, respectively.

Patent License Fee Amortization.    Our patent license fee amortization was $1.0 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. Patent license fee amortization increased as a result of the substantial investment in patent and license costs resulting from the payment of license fees to our patent licensors and acquisition of patents late in 2005.

Other Income (Expenses).    Net interest income increased $0.4 million to $0.8 million for the six months ended June 30, 2006 from $0.4 million for the six months ended June 30, 2005. The increase in net interest income is due to higher cash balances during the period from the completion of the IPO on May 17, 2006 to June 30, 2006.

Provision for Income Taxes.    We incurred net operating losses for the six months ended June 30, 2006 and 2005, and, accordingly, we did not record a provision for income taxes.

Liquidity and Capital Resources

In May 2006, we completed an IPO of 4,600,000 shares of our common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses.

Since inception, we have financed our operations primarily with gross proceeds of $87.9 million from private equity financings of redeemable, convertible preferred stock and our IPO. We also have entered into a research, development and marketing agreement with Luitpold, which resulted in the receipt of $25 million to compensate us for the cost of product development incurred to date, as well as future costs of completing clinical trials and any post-marketing or other studies required as a condition of the FDA approval of GEM 21S. From 2002 to 2003, we have received grants totaling $0.4 million, which were used for business start up costs and research and development expenses.

At June 30, 2006, we had $58.5 million in cash and cash equivalents held in a local financial institution. Additionally, we had $1.0 million in a bank certificate of deposit. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit and money market accounts.

For the six months ended June 30, 2006, net cash used by operating activities was $5.7 million. Net cash used by operations consisted of a $1.5 million sublicense payment to Harvard College, co-owner and licensor of certain of our patents, in the first quarter of 2006 based on a milestone payment received in December 2005 from Luitpold, combined with operating expenses related to conducting clinical trials and other research, development and administrative activities. Net cash used for investing activities was $0.9 million for the six months ended June 30, 2006. The investing activities were comprised primarily of a $0.5 million milestone payment due on a license agreement and $0.4 million of purchases of furniture, equipment and leasehold improvements. Net cash provided by financing activities was $31.6 million for the six months ended June 30, 2006, and primarily consisted of net proceeds from our IPO.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the beginning of 2008. Because of the significant time it will take for our product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

Additional financing may not be available on acceptable terms, if at all. Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, pre-clinical or clinical programs.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees or directors, including grants of employee and director stock options, to be recognized as an expense on the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) using the prospective method of transition on January 1, 2006. As discussed above, we account for share-based payments to employees issued prior to December 31, 2005 using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options issued at fair market value. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The future impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the impact of the adoption of SFAS No. 123(R) for six months ended June 30, 2006 resulted in the recognition of $134,577 in additional compensation expense versus what would have been recognized under the provisions of APB Opinion No. 25. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction (SFAS No. 154). SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes (APB Opinion No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 does not change the transition provisions of any existing account pronouncements, including those that are in a transition phase as of the effective date of the statement. We adopted the provisions of SFAS No. 154 on January 1, 2006, and the adoption of the new standard did not have a material impact on our consolidated financial position or consolidated results of operations.

In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is evaluating the impact that this statement may have on its financial position or results of operations.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Our cash accounts earned interest at a rate of 4.15% to 4.94% during the three months ended June 30, 2006.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

You should carefully consider the following risk factors and all other information contained in this Quarterly Report and in other documents we file with the SEC. The risk and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that were currently deemed immaterial also may impair our business operations. The occurrence of any of the following risk could materially harm our business, our ability to raise additional capital in the future or ever become profitable. In any such event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

We have invested and will invest a significant portion of our time and resources to developing and testing GEM 21S and our GEM product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next few years as we continue to incur significant expenses for clinical trials. As of June 30, 2006, we had an accumulated deficit of approximately $30.3 million. In November 2005, we received FDA marketing approval for and have begun commercializing GEM 21S. In May 2006, we received marketing approval from Health Canada, and we plan to begin commercializing GEM 21S in Canada in the near future. Although we are now commercializing GEM 21S and even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue and we may never achieve or maintain profitability.

Our product and product candidates are in various stages of development and may not be developed or commercialized successfully.

GEM 21S and our product candidates are based on technologies that often times have not been used previously in the manner and combination we propose and must compete with more established treatments currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use.

We are subject to the risk that:

•	the FDA or a foreign regulatory authority finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product or product candidates in commercial quantities at reasonable costs;

•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of regulatory approval of our products; and

•	the patient and physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects that delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	difficulties in obtaining the necessary regulatory support from our raw materials suppliers to enable us to obtain or maintain regulatory approval to market our product or product candidates; or

•	re-evaluation of our clinical development strategy.

We cannot predict whether the commercialization of GEM 21S will be successful or whether we will develop and commercialize successfully any of our product candidates. If we fail to do so, we will not be able to generate substantial revenue.

GEM 21S and our current product candidates are all based on the same protein, rhPDGF. If one of them reveals safety or fundamental efficacy issues in clinical trials, it may impact the development path for all our other current product candidates.

The development of GEM 21S and each of our GEM product candidates is based on our understanding of how the protein rhPDGF contributes to the repair of bone and soft tissue. Soft tissue includes muscles, tendons and ligaments that connect, support or surround the bones and organs of the body. While there are important differences in each product and product candidate in terms of its purpose, each product and product candidate focuses on accelerating the repair of musculoskeletal tissue and relies on the ability of rhPDGF to stimulate the body's natural healing processes.

Since we are developing the GEM OS product candidates in parallel, we expect that the results of the individual product trials will assist in development of all of the GEM OS product candidates. If one product candidate has negative clinical trial results or is shown to be ineffective, it may impact the development path or future development of the other product candidates. For example, the components in GEM 21S, which stimulate bone growth in periodontal indications, may not stimulate bone growth in broad orthopedic applications. If we find that one product candidate is unsafe, it may impact the development of our other product candidates in clinical trials.

If we fail to meet our obligations under our existing license agreements or fail to enter into new license agreements, our business may be materially adversely impacted.

Our rights to the development, use and marketing of GEM 21S and all of our GEM product candidates are governed by a series of licensing agreements, including those with Harvard and ZymoGenetics. These license agreements provide us with rights to certain intellectual property created by the licensor, which allow us to develop and commercialize our product and product candidates.

As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization. If we fail to make these payments or satisfy other obligations for any reason, these licenses could be terminated by the licensors, thereby limiting our ability to market our products or limiting our ability to maintain exclusivity with respect to our product or product candidates. Furthermore, if a dispute arises regarding our obligations under these agreements, our business may be materially adversely impacted.

Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.

We may need additional licenses to intellectual property owned by third parties in order to commercialize new products. If we cannot obtain these additional licenses, we may not be able to develop or commercialize these future products.

Our rights to use technologies licensed to us by third parties are not entirely within our control, and we may not be able to produce our product and product candidates without these technologies.

We depend upon a limited number of specialty suppliers of raw materials.

Our ability to manufacture GEM 21S and our GEM product candidates depends on a limited number of specialty suppliers of raw materials. In particular, we depend upon Chiron to supply us with sufficient quantities of rhPDGF for clinical development activities and for commercial sale. We are obligated to purchase minimum specified quantities of rhPDGF beginning in 2006 and increasing as of 2007. We are required to purchase all of our requirements for β-TCP for use in GEM 21S for the treatment of bone and soft tissue defects of the jaw and maxillofacial region, or jaw and face, from Orthovita, Inc., or Orthovita. We are evaluating β-TCP products and other matrices from potential suppliers for use in orthopedic applications. There is a risk that we will not be able to secure adequate sources of rhPDGF to meet our clinical needs for our periodontal or orthopedic applications or β-TCP to meet our clinical needs for our periodontal applications. Each of our agreements with Chiron and Orthovita are cancelable under certain circumstances.

The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would impede our ability to manufacture our product and product candidates. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture products and product candidates that we develop may negatively impact our development and commercialization activities. If our specialty suppliers cannot perform as agreed, we may not be able to replace them in a timely manner or on terms that are acceptable to us and the production of our product and product candidates would be interrupted, resulting in delays in clinical trials and additional costs. We will be required to obtain regulatory clearance from the FDA or foreign regulatory authorities before we can use different suppliers or components. If we have to switch to replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of GEM 21S and our GEM product candidates could be interrupted for an extended period of time, which may delay completion of our clinical trials, regulatory approval of our product candidates or commercialization of any approved products.

We and our suppliers are subject to numerous federal, state and local laws relating to matters, including safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices are subject to regulation by the Federal Trade Commission in specific instances. We and our suppliers may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements, our failure or the failure of our manufacturers to comply with these requirements or the adoption of new requirements could delay the development of our product candidates or regulatory approval of our product candidates or successful commercialization of any approved products, resulting in additional losses to us.

We may be unable to obtain the rhPDGF we will need to manufacture GEM 21S.

The FDA approval of GEM 21S included the condition that we cannot utilize lots of rhPDGF that were fermented by Chiron after September 2002 until supplemental approval is received from the FDA to include the rhPDGF fermentation site. We have submitted a request for supplemental approval, but we do not expect that the FDA will act on our request until it has completed a successful inspection of the facility in which Chiron manufactures rhPDGF. This inspection occurred during July 2006, but we cannot be sure that the inspection was successful, or that it will lead to supplemental approval for us to utilize lots of rhPDGF fermented by Chiron after September 2002. There can be no assurance that such approval will be received in a timely fashion, or at all, or that we will not run out of this raw material before such approval is received. As of June 30, 2006, we had approximately 27 grams of pre-2002 fermented rhPDGF in our inventory, and have reserved an additional 72 grams from Chiron’s inventory. We currently anticipate that the 72 grams will be delivered to us in staggered shipments over the next four to 16 months.

Chiron was recently acquired by Novartis, and Chiron’s rhPDGF manufacturing business is currently being integrated into the Novartis organization. This integration may affect our ability to obtain rhPDGF in a timely manner, or at all. In addition, this integration may affect the timeliness or the extent to which Chiron assists us with our necessary regulatory filings for GEM 21S or our product candidates. The integration may delay or restrict our ability to remove the restrictions on our US regulatory approval or our ability to obtain regulatory approval outside the United States.

Based on our current forecasts for GEM 21S, our planned clinical study programs for GEM OS1 and other product candidates and our anticipated pre-clinical studies, the PDGF in our inventory and to be shipped to us by Chiron through the end of 2006 should meet our needs for at least the next two years. At this point in time, we do not have an alternative source of rhPDGF. If we are not able to obtain rhPDGF from Chiron that we are permitted to use, we will not be able to manufacture GEM 21S after our current inventory and that portion of Chiron's inventory of rhPDGF fermented prior to September 2002 to which we are entitled under our contract are depleted. Under the terms of our supply agreement, Chiron is required to support our efforts to establish our production of rhPDGF should it terminate the agreement; however, establishing a manufacturing process to replace Chiron's will take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort. We also may not be able to manufacture any other product candidates that contain PDGF, including GEM OS1 after our current inventory is depleted.

We may be unable to establish or enter into the necessary partnerships and agreements with other companies who provide a component critical to the development and commercialization of our product candidates, including intellectual property, raw materials, manufacturing assistance, regulatory assistance and other assistance necessary to develop and market our product candidates successfully.

Our product development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. We rely heavily upon arrangements with third-parties for the raw materials and intellectual property used in the development of our product candidates. These third parties also provide us with assistance in manufacturing our product candidates and seeking regulatory approvals. Our strategy includes continuing to partner with other biotechnology companies to assist us in potentially commercializing our product candidates. We face significant competition in seeking appropriate partners and these partnerships and other agreements into which we may enter are complex and time-consuming to negotiate, document and implement. We may not be able to enter into any such partnerships or agreements on terms that are acceptable to us, or at all. If that were to happen, we may have to curtail the development or delay the commercialization of our product candidates.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We are evaluating bringing the later stages of the manufacture of GEM 21S and our GEM product candidates into our facility in Franklin, Tennessee, including final formulation, filling the syringes and cups that will be packaged in the finished kits, and assembling the kits. Currently we are utilizing four contract facilities to complete the manufacturing, packaging and final product testing for our GEM 21S kits. If there were a disruption to our manufacturing facility or those of our contract manufacturers, we would have no other means of manufacturing our product or product candidates until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our product candidates for use in our current and planned clinical trials, or if our manufacturing process yields substandard products, our development and commercialization efforts would be delayed.

We have limited resources, facilities and experience to commercially manufacture our product and product candidates. In order to produce our product and product candidates in the quantities that we anticipate will be required to meet future market demand, we will need to increase, or ‘‘scale up,’’ the production process by a significant factor over the current level of production. There are technical challenges to scaling-up manufacturing capacity, and developing commercial-scale manufacturing facilities under our control would require the investment of substantial additional funds as well as hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required scale-up in a timely manner or at all. This growth could strain our existing managerial, operational, financial and other resources. Furthermore, if we fail to manage our growth effectively we may not be able to produce our product in sufficient quantities to meet the future requirements for the product. If we are unable to manufacture a sufficient supply of GEM 21S or any product candidate, our revenues, business and financial prospects would be adversely affected. In addition, if the scaled-up production process is not efficient or produces products that do not meet quality and other standards, our future gross margins may decline.

If we are unable to establish adequate sales and marketing capabilities, we may not be able to generate significant revenue and may not become profitable.

We do not have a dedicated sales force and have limited experience in the sales, marketing and distribution of drug-device combination products. In December 2003, we entered into an exclusive worldwide sublicense, research and development, marketing and distribution partnership with Luitpold for GEM 21S. In order to commercialize any other product candidates that we develop, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

Under the agreements with Luitpold, Luitpold is responsible for post-approval development, as well as worldwide sales and distribution, of GEM 21S for periodontal and maxillofacial applications. As a result of our agreements with Luitpold or any other arrangements we may enter into with third parties to perform sales, marketing and distribution services, our product revenues could be lower than if we directly marketed and sold GEM 21S or any other product candidate that we may develop. Furthermore, as a result of our agreements with Luitpold or other marketing and sales arrangements we may enter into with other companies, any revenues received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our existing or future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. Luitpold and its affiliates produce three products that compete with GEM 21S, which include Bio-Oss®, Bio-Gide® and Bio-Oss Collagen®. If our relationships with Luitpold or future distributors do not progress as anticipated, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed.

The drug-device combination product industry is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer and more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the biological device field. We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the US and abroad. Many of our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; or

•	develop more effective or less expensive products or technologies that render our technology or product and product candidates obsolete or non-competitive.

The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may develop and commercialize medical devices, drug-device combination products or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other less-invasive technologies for treating periodontal and orthopedic injuries and disease, which could make our GEM 21S and any of our product candidates obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If our product and product candidates do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenue, if any.

Even if we obtain regulatory approval for our product candidates, they may not, and GEM 21S may not, gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our approved products and the reimbursement policies of government and third party payers. Physicians may not prescribe our approved products for a variety of reasons and patients may determine for any reason that our product is not useful to them. If any of our approved products fails to achieve market acceptance, our ability to generate revenue will be limited.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

As a small company with 44 full-time employees for the pay period ended August 4, 2006, our success depends on the continuing contributions of our management team and scientific personnel and maintaining relationships with the network of medical and academic centers in the US that conduct our clinical trials. We depend on the services of our key scientific employees and the principal members of our management staff, including Samuel Lynch, Larry Bullock, Charles Hart and Steven Hirsch. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We face an inherent risk of liability in the event that the use or misuse of our product or product candidates results in personal injury or death.

The use of our product candidates in clinical trials and the sale of any approved products may expose us to product liability claims which could result in financial losses. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which is the subject of any such claim. Off-label use of our product may occur. While we do not promote any off-label use, off-label uses of products are common and the FDA does not regulate a physician's choice of treatment. Off-label use or misuse of our product may subject us to additional liability.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We will manufacture drug-device combination products implanted in patients during surgery, and we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under agreements with our distributors and sales agencies and certain suppliers, we indemnify these parties from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management's attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards could be limited.

Our ability to use our net operating loss carryforwards could be limited. At June 30, 2006, we had net operating loss carryforwards totaling approximately $13.3 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities is subject to annual limitations. In connection with future offerings, we may realize a ‘‘more than fifty percent change in ownership’’ which could further limit our ability to use our net operating loss and tax credit carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because US tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss and tax credits for federal income tax purposes.

Risks Relating to Intellectual Property

If we cannot protect our intellectual property, our ability to market GEM 21S and our ability to develop and commercialize our product candidates may be severely limited.

Our success will depend in part on our ability and on the ability of Harvard and ZymoGenetics to maintain and enforce patent protection for the therapeutic uses of rhPDGF. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of approved products would then be diminished.

We have relied on the intellectual property of ZymoGenetics and the intellectual property co-owned by us and Harvard to provide freedom to operate and to exclude others from developing rhPDGF for the treatment of general bone defects and bone defects associated with advanced periodontal disease, fractures and other indications. One of our licensed issued US patents covering our GEM 21S product may have expired in July 2006. We have two additional US patents covering other unique aspects of GEM 21S and our product candidates. We do not believe that the expiration of this patent would significantly affect our intellectual property position. The license agreement with Harvard provides exclusivity to the designated patents, which we co-own with Harvard. However, if any patent or other rights of ZymoGenetics or any patent or other rights co-owned by us and Harvard are challenged, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that the activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use our or our licensors' patents or to defend against allegations that we infringe third-party rights, would be costly and time consuming, and may distract management from other important tasks.

Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. In addition, our patent applications, patents and our licensors' patents may not afford us protection against competitors with similar technology. Because patent applications in the US and many foreign jurisdictions typically are not published until 18 months after filing, or in some cases ever, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

We also rely on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors and others. These agreements may be breached and we may not have adequate remedies for a breach. In addition, we cannot ensure that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to the information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements, or that our trade secrets become known or independently discovered by competitors, could adversely affect us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies.

Our success also depends on our ability to operate and commercialize our product and product candidates without infringing the patents or proprietary rights of others.

Third parties may claim that we or our licensors or suppliers are infringing their patents or are misappropriating their proprietary information. In the event of a successful claim against us or our licensors or suppliers for infringement of the patents or proprietary rights of others, we may be required to, among other things:

•	pay substantial damages;

•	stop using our technologies;

•	stop certain research and development efforts;

•	develop non-infringing products or methods; or

•	obtain one or more licenses from third parties.

A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we or our licensors or suppliers are sued for infringement, we could encounter substantial delays in, or be prohibited from, developing, manufacturing and commercializing GEM 21S or our product candidates.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent our employees are involved in research areas that are similar to those areas in which they were involved at their former employers, we may be subject to claims that these employees may have used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against these claims, which could result in substantial costs and be a distraction to management and may have a material adverse effect on us, even if we are successful in defending these claims.

Delays encountered during the FDA approval process could shorten the patent protection period during which we have the exclusive right to commercialize technologies or could allow others to come to market with similar technologies before us.

Regulatory Risks

We are subject to extensive governmental regulation including the requirement of FDA approval or clearance before our product and product candidates may be marketed.

Both before and after approval or clearance of our product and product candidates, we, our product and product candidates, and our suppliers, contract manufacturers, and contract testing laboratories are subject to extensive regulation by governmental authorities in the US and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

•	warning letters;

•	fines and other civil penalties;

•	unanticipated expenditures;

•	delays in the FDA's approving or clearing or the FDA's refusing to approve or clear a product candidate;

•	product recall or seizure;

•	interruption of manufacturing or clinical trials;

•	operating restrictions;

•	injunctions; and

•	criminal prosecutions.

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing. Some of our product candidates, including GEM OS1, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. GEM OS1 is being reviewed under medical device authorities by the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. GEM OS1 requires an approved premarket application, or PMA, before it can be marketed. The process of obtaining FDA approval of a PMA is lengthy, expensive, and uncertain, and we cannot be sure that our drug-device combination product candidates regulated by the FDA as medical devices, or any other product candidates, will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition may be adversely affected. We cannot be sure that the FDA will not select a different center and/or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA.

In addition to the approval and clearance requirements, other numerous and pervasive regulatory requirements apply, both before and after approval or clearance, to us, our product and product candidates, and our suppliers, contract manufacturers, and contract laboratories. These include requirements related to:

•	testing;

•	manufacturing;

•	quality control;

•	labeling;

•	advertising;

•	promotion;

•	distribution;

•	export;

•	reporting to the FDA certain adverse experiences associated with use of the product; and

•	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

The FDA approval for GEM 21S was granted with three post-approval requirements relating to (1) establishing an rhPDGF identity test, (2) evaluating quality testing of our first 30 lots of product, and (3) prohibiting our use of lots of rhPDGF that were fermented by Chiron after September 2002 until supplemental approval is received from the FDA to include Chiron's PDGF fermentation site. We filed a supplement to our premarket application (‘‘PMA’’) on May 31, 2006 in accordance with the GEM 21S approval requirement that we establish and validate an immunological identity test for rhPDGF-BB. The FDA approved our PMA supplement on July 18, 2006 to implement a new enzyme -linked immunosorbent assay (‘‘ELISA’’) PDGF identity test thus satisfying one post-approval requirement.

We also are subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories.

The FDA's requirements may change and additional government regulations may be promulgated that could affect us, our product and product candidates, and our suppliers, contract manufacturers, and contract laboratories. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

International sales of our product and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product and product candidates in markets outside the US will be subject to regulatory clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by foreign government authorities is unpredictable and uncertain and can be expensive. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Prior to marketing our products in any country outside of the US, we must obtain marketing approval in that country. Approval and other regulatory requirements vary by jurisdiction and differ from the US requirements. We may be required to perform additional pre-clinical or clinical studies even if FDA approval has been obtained.

Under European Union, or EU, regulatory systems, our products will be medicinal products. Marketing authorization for medicinal products can be submitted under the centralized European Agency for the Evaluation of Medicinal Products, or EMEA, or the decentralized mutual recognition process. The centralized procedure is mandatory for biotechnology derived products. If a product is approved under the centralized procedure, it receives a single marketing authorization that is valid in all EU member states. The decentralized process provides for mutual recognition of national approved decisions which allows the holder of an approval from one EU member state to submit an application in other member states requesting that they recognize the approval already granted.

In order to market our approved products in Japan, approval must be obtained from the Japanese Ministry of Health, Labor and Welfare. We will need to conduct clinical trials in Japan to obtain approval there for our products. Accordingly, we will need to enter into a third party strategic alliance to conduct such clinical trials, obtain the necessary regulatory approvals and market in Japan. We may not succeed in achieving such an alliance and we ultimately may not obtain the approvals necessary to market GEM 21S or our product candidates in Japan.

In Canada, the manufacture, distribution and consumption of medical products, drugs and equipment is regulated by a variety of industry-specific statutes and regulations. Drugs sold in Canada are regulated by the Food and Drugs Act (Canada). Even though a drug, medical product or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada, we may need to conduct clinical trials in Canada to obtain approval there for our other product candidates. We ultimately may not obtain the approvals necessary to market our products in Canada.

The results of our clinical trials may be insufficient to obtain regulatory approval for our product candidates.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product candidate is safe and effective. If we are unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, we will be unable to submit the PMA necessary to receive regulatory approval to commercialize that product candidate. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We face risks that:

•	the product candidate may not prove to be safe or effective;

•	the product candidate's benefits may not outweigh its risks;

•	the results from more advanced clinical trials may not confirm the positive results from pre-clinical studies and early clinical trials;

•	the FDA or comparable foreign regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than we interpret them; and

•	the FDA or other regulatory agencies may require additional or expanded trials.

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies. These factors may affect our ability or the time we require to obtain necessary regulatory approvals.

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, some of the products that are likely to result from our product development, licensing and acquisition programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of product candidates may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals of any products that we develop, license or acquire.

If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payers affect the market for our approved products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates and of any competing products will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our approved products in the international markets in which those approvals are sought.

We believe that future reimbursement may be subject to increased restrictions both in the US and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our future approved products currently under development and limit our ability to sell our approved products on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our approved products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our approved products would be impaired and our future revenues, if any, would be adversely affected.

If we fail to comply with the US Federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the Federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federal health care program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, most of the states in which our approved products may be sold have adopted laws similar to the Federal Anti-Kickback Statute, and some of these laws are even broader than the Federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by a Federal health care program but, instead, apply regardless of the source of payment. Violations of the Federal Anti-Kickback Statute may result in substantial civil or criminal penalties and exclusion from participation in federal health care programs.

All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state laws. We believe our operations are in compliance with the Federal Anti-Kickback Statute and similar state laws. However, we cannot assure you that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management's attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state laws, it could have a material adverse effect on our business and results of operations.

Patients may discontinue their participation in our clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

Clinical trials for our product candidates require sufficient patient enrollment. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Patients enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events, which may or may not be judged related to our product candidates under evaluation. If a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support a filing for regulatory approval of our product candidates.

In addition, the time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of the clinical protocol requirements;

•	the availability of other treatments or marketed therapies (whether approved or experimental);

•	our ability to recruit and manage clinical centers and associated trials;

•	the proximity of patients to clinical sites; and

•	the patient eligibility criteria for the study.

The use of hazardous materials in our operations may subject us to environmental claims or liability.

We intend to conduct research and development and some future manufacturing operations in our Franklin, Tennessee facility. Our research and development processes will involve the controlled use of hazardous materials, chemicals and radioactive compounds. We will conduct experiments that are common in the biotechnology industry, in which we may use small quantities of chemical hazards, including those that are corrosive, toxic and flammable, and trace amounts of radioactive materials. The risk of accidental injury or contamination from these materials cannot be eliminated. We do not maintain a separate insurance policy for these types of risks. In the event of an accident or environmental discharge or contamination, we may be held liable for any resulting damages, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Risks Relating to Our Financial Results and Need for Financing

We will need to raise additional capital in the future. If we are unable to raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. We believe our cash and cash equivalents will be sufficient to meet our currently estimated operating and investing requirements through the beginning of 2008. We may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us in considering strategic transactions, dividends or liquidation preferences, debt service and/or revenue sharing arrangements. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations.

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings.

Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unforeseen developments during our pre-clinical activities and clinical trials;

•	delays in the timing of receipt of required regulatory approvals;

•	unanticipated expenditures in research and development or manufacturing activities;

•	delayed market acceptance of our approved product;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our product candidates;

•	additional inventory builds to adequately support the launch of new products;

•	unforeseen changes in healthcare reimbursement for procedures using our approved product;

•	inability to train a sufficient number of surgeons to create demand for our approved product;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our approved product;

•	enactment of new legislation or administrative regulations;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage; and

•	the failure to comply with regulatory guidelines.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures. Any acquisition or joint venture would likely increase our capital requirements.

If adequate financing is not available, we may be required to delay, scale back or eliminate our operations. Consequently, our long-term viability would be threatened.

Risks Relating to the Ownership of Our Common Stock

We expect that the price of our common stock will be highly volatile.

Prior to our initial public offering, there was no public market for our common stock. An active and liquid trading market for our common stock may not develop or be sustained. The trading prices of the securities of medical technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors that could affect the trading price of our common stock include, among other things:

•	whether we successfully commercialize GEM 21S or any other approved product in the future;

•	whether we receive FDA approval to market any of our product candidates in the US or similar regulatory approval in foreign jurisdictions;

•	developments relating to patents, proprietary rights and potential infringement;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	reimbursement policies of various governmental and third party payers;

•	public concern over the safety and efficacy of GEM 21S or any of our product candidates;

•	changes in estimates of our revenue and operating results;

•	variances in our revenue or operating results from forecasts or projections;

•	recommendations of securities analysts regarding investment in our stock; and

•	market conditions in our industry and the economy as a whole.

If our future quarterly or annual operating results are below the expectations of securities analysts or investors, the price of our common stock will likely decline. In addition, share price fluctuations may be exaggerated if the trading volume of our common stock is low.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals or milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the commercialization of our product and product candidates may be delayed.

If we fail to maintain effective internal controls over financial reporting, our business, operating results and stock price could be materially adversely affected.

Beginning with our annual report for our fiscal year ending 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. The report must also contain a statement that our independent auditors have issued attestation reports on management's assessment of such internal controls and on the effectiveness of internal controls.

In order to achieve timely compliance with Section 404, we have begun a process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management's attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

The market price of our common stock could drop significantly if our existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. Based on the number of shares outstanding as of May 5, 2006, 1,223,097 shares will qualify for resale under Rule 144(k) on November 9, 2006, following the expiration of 180-day lock up agreements entered into in connection with our IPO. On November 9, 2006, unless held by our affiliates, approximately 9,221,340 shares of common stock will be eligible for resale under Rule 144(k).

Furthermore, holders of approximately 9,330,495 shares of common stock currently have piggyback registration rights with respect to their shares in connection with future offerings. Sales by stockholders of substantial amounts of our shares, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

At June 30, 2006, there were options outstanding to purchase 1,517,833 shares of our common stock with a weighted average exercise price of $3.11. Currently we will also have 2,083,125 shares reserved for issuance of additional options under our stock plans, of which 1,517,833 shares are reserved for issued options.

Our executive officers, directors and major stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of August 7, 2006, our executive officers, directors and their affiliates beneficially own shares representing approximately 42.4% of our capital stock. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporation actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. The concentration of ownership may delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

Provisions in our charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Provisions of our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2006, we granted stock options to purchase an aggregate of 61,750 shares of our common stock to employees under our 2001 Long-Term Stock Incentive Plan (the option plan), at a weighted-average exercise price of $4.97 per share. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were no options exercised during the three months ended June 30, 2006.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On May 12, 2006, we sold 4,600,000 shares of our common stock in our IPO at a price to the public of $8.00 per share. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131718), which was declared effective by the SEC on May 12, 2006. The offering commenced on May 12, 2006 and did not terminate before the sale of all of the securities registered and sold in the offering. As of the date of the filing of this report, the offering has terminated. The managing underwriters of the offering were Deutsche Bank Securities Inc., book-running manager, Pacific Growth Equities, LLC, First Albany Capital Inc., and A.G. Edwards & Sons, Inc. There were no selling stockholders in the offering.

We registered 5,290,000 shares of our common stock in connection with the IPO, including 690,000 shares subject to an over-allotment option that we granted to the underwriters. The underwriters did not exercise their over-allotment. The aggregate price of the offering amount registered on our behalf was $42,320,000 million. We sold an aggregate of 4,600,000 shares of our common stock in connection with the initial public offering for an aggregate offering price of $36,800,000 million. In connection with the offering, we paid $2,576,000 in underwriting discounts and commissions to the underwriters. We incurred other expenses in connection with the offering in the following amounts:

Securities and Exchange Commission registration fees	$8,957
NASDAQ Global Market listing fees	100,000
NASD filing fees	7,228
Blue sky fees and expenses	10,000
Accounting fees and expenses	925,992
Legal fees and expenses	1,054,323
Printing expenses	438,249
Miscellaneous	96,978
Total	$2,641,727

None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates, to persons owning 10 percent or more of our common stock or to any affiliates of ours.

After deducting the underwriting discounts and commissions and these other estimated offering expenses, our net proceeds from the offering were approximately $31.6 million. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

In April and May 2006, we requested written consents of our stockholders:

Proposal	For		Against	Withheld	Abstention	Broker Non-Vote
To approve an Evergreen stock option pool; stock option pool	10,394,894	*	n/a	n/a	n/a	n/a
To approve a 1.5 to 1.0 stock split of all classes of the Company’s stock, effective immediately prior to the Company’s initial public offering; to amend our Amended and Restated Certificate of Incorporation, effective immediately prior to the Company’s initial public offering	10,354,570	**	n/a	n/a	n/a	n/a
To approve a 1.5 to 1.0 stock split of all classes of the Company’s stock, effective May 4, 2006; to amend our Amended and Restated Certificate of Incorporation, effective May 4, 2006; to approve the Third Amendment of the Company’s 2001 Long-Term Stock Incentive Plan, effective as of March 21, 2006	10,371,565	***	n/a	n/a	n/a	n/a

*	– these shares represent approximately 94.78% of the shares outstanding and entitled to vote on such matter.

**	– these shares represent approximately 94.41% of the shares outstanding and entitled to vote on such matter.

***	– these shares represent approximately 94.57% of the shares outstanding and entitled to vote on such matter.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Filed	Description
3.1	(a)	Amended and Restated Certificate of Incorporation
31.1	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(b)	Section 1350 Certification of the Chief Executive Officer
32.2	(b)	Section 1350 Certification of the Chief Financial Officer

(a)	Replaces previously filed exhibit.

(b)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2006

BIOMIMETIC THERAPEUTICS, INC.
(Registrant)
By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc. President and Chief Executive Officer
By:	/s/ Larry Bullock
Larry Bullock Chief Financial Officer