Form 10-Q
period 2006-09-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2006-11-07
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(615) 844-1280
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     No.

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

As of November 6, 2006, there were issued and outstanding 15,633,111 shares of the registrant’s common stock.

Part I:    Financial Information

Item 1:    Financial Statements

BioMimetic Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$53,765,150	$33,427,708
Certificate of deposit	1,000,000	1,000,000
Receivables – trade	494,204	380,911
Receivables – other	121,428	130,935
Inventory	3,845,606	3,647,594
Prepaid expenses	383,462	1,282,674
Total current assets	59,609,850	39,869,822
Receivables – related party	106,831	106,831
Property and equipment, net	3,958,761	3,691,331
Capitalized patent license fees, net	7,935,181	8,964,551
Deposits	184,463	10,000
Total assets	$71,795,086	$52,642,535
Liabilities, redeemable, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,781,797	$1,268,954
Accrued expenses:
Payroll, employee benefits and payroll taxes	914,864	648,835
Other accrued expenses	472,483	673,861
Current portion of capital lease obligations	7,996	—
Deferred liability	1,250,000	2,750,000
Deferred revenue	987,308	974,021
Total current liabilities	5,414,448	6,315,671
Accrued rent – related party	257,178	259,156
Long term portion of capital lease obligations	31,124	—
Deferred liability	2,500,000	2,500,000
Deferred revenue	13,675,612	14,206,534
Total liabilities	21,878,362	23,281,361
Commitments and contingencies
Series A Redeemable, Convertible Preferred Stock, $0.001 par value; 3,246,408 shares authorized; 0 and 3,246,408 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	8,546,030
Series B Redeemable, Convertible Preferred stock, $0.001 par value; 1,147,427 shares authorized; 0 and 1,147,427 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	5,478,455
Series C Redeemable, Convertible Preferred stock, $0.001 par value; 5,178,305 shares authorized; 0 and 5,178,305 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	36,721,125
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 37,500,000 shares authorized; 15,633,111 shares issued and outstanding as of September 30, 2006; 16,906,500 shares authorized, 1,609,530 shares issued and outstanding as of December 31, 2005.	15,633	1,609
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.	—	—
Additional paid-in capital	84,386,434	2,183,689
Deferred stock compensation	—	(989,767)
Accumulated deficit	(34,485,343)	(22,579,967)
Total stockholders’ equity (deficit)	49,916,724	(21,384,436)
Total liabilities, redeemable, convertible preferred stock
and stockholders’ equity (deficit)	$71,795,086	$52,642,535

See accompanying notes.

BioMimetic Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Collaborative research and development	$—	$1,311,760	$215,276	$3,892,508
Sublicense fee	178,919	—	530,922	—
Product sales	429,012	—	1,229,440	—
Royalty income	91,659	—	236,381	—
Grants and other	9,958	—	22,758	—
Total revenues	709,548	1,311,760	2,234,777	3,892,508
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	326,508	—	1,092,880	—
Research and development (a)	2,837,710	1,785,760	7,790,198	4,610,653
General and administrative (b)	1,713,788	718,860	4,487,774	1,957,022
Depreciation and capital lease amortization	209,763	145,991	584,124	205,000
Patent license fee amortization	534,649	120,391	1,581,338	316,091
	5,622,418	2,771,002	15,536,314	7,088,766
Loss from operations	(4,912,870)	(1,459,242)	(13,301,537)	(3,196,258)
Interest income, net	698,414	264,866	1,528,876	650,812
Loss on disposal of equipment	—	(2,040)	(687)	(2,040)
Loss before income taxes	(4,214,456)	(1,196,416)	(11,773,348)	(2,547,486)
Income taxes	—	—	—	—
Net loss	(4,214,456)	(1,196,416)	(11,773,348)	(2,547,486)
Preferred stock accretion	—	(102,858)	(132,026)	(263,036)
Net loss attributable to common stockholders	$(4,214,456)	$(1,299,274)	$(11,905,374)	$(2,810,522)
Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.82)	$(1.34)	$(1.78)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	15,577,484	1,580,867	8,885,262	1,579,732
Related party disclosures:
(a) – Research and development includes professional fees to related parties of:	$57,125	$56,175	$117,125	$93,593
(b) – General and administrative includes rent expense to related parties of:	$154,095	$90,231	$271,966	$90,231

See accompanying notes.

BioMimetic Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net loss attributable to common stockholders	$(11,905,374)	$(2,810,522)
Adjustments to reconcile net loss attributable to common
stockholders to net cash used in operating activities:
Depreciation and capital lease amortization expense	584,124	205,000
Patent license fee amortization	1,581,338	316,091
Loss on disposal of equipment	687	2,040
Preferred stock accretion	132,026	263,036
Non-cash compensation and consulting expense	637,601	154,060
Changes in operating assets and liabilities:
Receivables – trade	(113,293)	(107,124)
Receivables – other	9,507	—
Refundable Income taxes	—	2,230
Inventory	(198,012)	(3,348,297)
Prepaid expenses	899,212	(3,278)
Deposits	(174,463)	(1,960)
Accounts payable	512,843	2,017,752
Accrued payroll, employee benefits and payroll taxes	266,029	(179,433)
Other accrued expenses	(201,378)	565,542
Deferred revenue	(517,635)	(3,892,508)
Deferred liability	(1,500,000)	—
Accrued rent – related party	(1,978)	258,803
Net cash used in operating activities	(9,988,766)	(6,558,568)
Cash flows from investing activities
Purchases of property and equipment	(809,307)	(3,311,879)
Proceeds from disposal of equipment	—	1,000
Cash paid for patent license fees	(551,968)	—
Net cash used in investing activities	(1,361,275)	(3,310,879)
Cash flows from financing activities
Payments on capital lease obligations	(3,815)	(2,057)
Proceeds from initial public offering, net of issuance costs	31,552,894	(701,756)
Issuance of common stock	138,404	23,140
Issuance of Series C preferred stock, net	—	11,172,979
Net cash provided by financing activities	31,687,483	10,492,306
Net increase in cash and cash equivalents	20,337,442	622,859
Cash and cash equivalents, beginning of period	33,427,708	29,684,565
Cash and cash equivalents, end of period	$53,765,150	$30,307,424
Supplemental disclosures of cash flow information
Cash paid during the period for:
Series C Preferred Stock issuance costs	$—	$620,973
Interest paid	$1,015	$42
Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$42,935	$—
Acquisition of patents through issuance of preferred stock	$—	$500,000
Conversion of preferred stock to common stock upon initial public offering	$50,868,415	$—

See accompanying notes.

BioMimetic Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

1.    Nature of the Business and Basis of Presentation

Nature of the Business

BioMimetic Therapeutics, Inc. (the ‘‘Company’’ and formerly BioMimetic Pharmaceuticals, Inc.) develops and commercializes bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary in the United Kingdom, BioMimetic Therapeutics Limited. As of September 30, 2006, the subsidiary has no employees and has no operating activities other than making and maintaining regulatory submissions for the Company’s product in the European Union.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Prospectus dated May 12, 2006, filed with the SEC on May 12, 2006. The financial information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of this interim period. The condensed consolidated balance sheet data as of December 31, 2005 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Receivables – Trade

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The trade receivables balance represents the amounts due from the Company’s marketing and distribution partner, Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’), for research and development studies and represents a legal and enforceable receivable from Luitpold under the Company’s research and development agreements with Luitpold. See ‘‘Revenue Recognition’’ for additional information regarding the research and development agreement. During the three months ended September 30, 2006, the Company established an allowance for doubtful accounts of $215,276 because Luitpold has not reimbursed the Company for research and development studies billed during the three months ended June 30, 2006. The Company has not experienced any past due or delinquency in trade accounts receivable payments from Luitpold in the past. The Company intends to aggressively pursue any past due balances from Luitpold before writing the balance off as a bad debt. The Company did not experience any bad debt write-offs in the three or nine months ended September 30, 2005.

Receivables – Other

Receivables from others represent amounts from contractual obligations or normal course of business transactions.

Receivables – Related Party

During the construction of the Company’s new office space in 2005, the landlord provided the Company with a tenant build-out allowance of $106,831. The receivable and offsetting deferred rent liability have been recorded in the financial statements as a long-term receivable and long-term liability. The deferred rent component is being amortized and recorded as a reduction to rent expense. The Company’s Chief Executive Officer has an ownership interest in the landlord as discussed in Note 13.

Inventory

Inventories are carried at the lower of cost (first-in, first-out) or net realizable value and at September 30, 2006 consisted of bulk drug substances to be utilized in the manufacturing of the Company’s products. Work in progress consists of filled syringes and cups that will be packaged in the finished kits to be sold to consumers. Finished goods consist of packed GEM 21S kits ready for sale. Shipping and handling costs are included in the costs of sales of the product.

As of September 30, 2006, an inventory reserve of $31,000 has been recorded for potential obsolete inventory.

Valuation of Purchase Commitments

The Company has substantial firm purchase commitments with certain of its suppliers related to future inventory requirements. At each period end, the Company assesses the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (‘‘ARB’’) No. 43. As of September 30, 2006, no reserves have been recorded associated with these future purchase commitments.

Prepaid expenses

Prepaid expenses consist of supplies, rent and insurance premiums for which the Company has paid in advance.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined that the estimated useful lives of its property and equipment range from three to seven years.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the statement of operations.

Capitalized Patent License Fees

The Company has capitalized certain costs, including milestone and sub-license fees, related to obtaining patent licenses from non-related party institutions. The Company’s policy is to capitalize and amortize these costs over the estimated life of the patents. These patent license fees are being amortized through 2009 and 2010, the estimated lives of the patents.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiary, BioMimetic Therapeutics Limited. Intercompany balances and transactions are eliminated in consolidation. The subsidiary did not have any employees or operating activities for the three and nine months ended September 30, 2006 and 2005.

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

During the second quarter of 2006, the Company received permission from the US Food and Drug Administration (‘‘FDA’’) to extend the expiration date of the product. As of September 30, 2006, all short-dated product held by Luitpold has been re-labeled and is no longer considered to be short-dated. No right of return exists for the re-labeled product. As such, product sales revenue for the previously identified short-dated product has been fully recognized as of September 30, 2006.

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

Sublicense fees

The Company has an exclusive sublicense agreement with Luitpold. Sublicense fees are due to the Company upon achievement of the milestone criteria included therein. In December 2005, the Company received $15,000,000 from Luitpold upon receiving approval from the FDA for the Company’s first product, GEM 21S. Revenues from the sublicense agreement are recognized pursuant to the terms of the agreement and are being amortized over the life of the agreement, which expires December 31, 2026. Payments received in advance of revenue recognized are recorded as deferred revenue. The timing of cash received from the Company’s agreement differs from revenue recognized. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and EITF Issue 00-21.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three and nine month periods ended September 30, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the nine months ended September 30, 2006: risk-free interest rate was 4.77%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, forfeiture rate of 1% and the weighted average expected life of the option was 5.8 years. Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rate are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended September 30, 2006 is $38,302 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0 and $0 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss for the nine months ended September 30, 2006 is $202,691 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $(0.01) and $(0.01) lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Employee stock options granted by the Company are structured to qualify as ‘‘incentive stock options’’ (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for share-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation costs recognized in the current period.

The Company’s net loss for the three and nine months ended September 30, 2006 includes $184,220 and $518,964 of stock-based compensation costs, respectively, and no income tax benefit related to the Company’s stock-based compensation arrangements.

Information relating to the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Options at January 1, 2006	1,381,458	$2.67
Granted	337,269	4.47
Exercised	(199,575)	0.59
Forfeited or expired	(15,250)	4.40
Shares under option at September 30, 2006	1,503,902	$3.33	5.8	$10.1
Options vested at September 30, 2006	633,150	$2.64	6.5	$3.3
Options exercisable at September 30, 2006	633,150	$2.64	6.5	$3.3
Options nonvested at September 30, 2006	870,752	$3.84	5.3	$6.8

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, trade accounts receivables, miscellaneous receivables, accounts payable, and capital lease obligations, approximate fair value due to the short term nature of these financial instruments.

Concentration of Credit Risk and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company maintains cash in a local financial institution in excess of Federal Deposit Insurance Corporation limitations. The Company believes that it has established guidelines for investment of its excess cash that maintain principal and liquidity through its policies on diversification and investment maturity. The Company has not incurred any losses on these cash balances as of September 30, 2006.

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

Segment Information

The Company has determined that it is principally engaged in one operating segment. The Company’s product development efforts are primarily in the treatment of bone loss associated with advanced periodontal disease and repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments or tendons.

3.    Initial Public Offering and Stock Split

On May 4, 2006, the Company’s Board of Directors approved a 1.5 to one stock split for all capital stock as previously approved by the Company’s stockholders. All common and preferred stock share and per share amounts in these condensed consolidated financial statements have been adjusted retroactively to reflect this stock split.

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

	Three months ended September 30,
	2006	2005
Historical numerator: net loss attributable to common stockholders	$(4,214,456)	$(1,299,274)
Denominator: weighted average shares of common stock outstanding	15,577,484	1,580,867
Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.82)

	Nine months ended September 30,
	2006	2005
Historical numerator: net loss attributable to common stockholders	$(11,905,374)	$(2,810,522)
Denominator: weighted average shares of common stock outstanding	8,885,262	1,579,732
Basic and diluted net loss per share attributable to common stockholders	$(1.34)	$(1.78)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	Three months ended September 30,
	2006	2005
Redeemable, convertible preferred stock	—	9,221,340
Common stock options	1,503,902	1,283,738
Total	1,503,902	10,505,078

	Nine months ended September 30,
	2006	2005
Redeemable, convertible preferred stock	—	9,221,340
Common stock options	1,503,902	1,360,188
Total	1,503,902	10,581,528

5.    Inventory

The Company began purchasing raw materials for use in the manufacturing process in 2004. The manufacturing process of filling syringes and periodontal cups began in January 2005. Inventory is summarized as follows:

	September 30, 2006	December 31, 2005
Raw materials	$2,851,899	$2,519,278
Work in progress	139,765	386,561
Finished goods	884,942	1,206,755
	3,876,606	4,112,594
Less allowance for excess or obsolete inventory	(31,000)	(465,000)
	$3,845,606	$3,647,594

The Company’s GEM 21S product contains components that have expiration dates. In 2005, the Company estimated its potential exposure on the product based anticipated sales and established an allowance for excess inventory. During the three months ended June 30, 2006, the Company received FDA approval to extend the expiration date of the product. Based on current and anticipated expiration dating, the Company believes its current inventory will be utilized before product expiration. Therefore, the inventory reserve for exposure for excess inventory related to short-dated product was eliminated during the three months ended June 30, 2006. The Company continues to maintain a reserve for potential obsolete inventory.

6.    Capitalized Patent License Fees

In June 2006, the Company initiated a registration trial for its orthopedic product GEM OS1. The trial triggered a milestone payment of $500,000 to ZymoGenetics, Inc. (‘‘ZymoGenetics’’) under the Company’s January 2003 patent license agreement with ZymoGenetics. The payment has been capitalized as patent license fees and will be amortized over the remaining patent life of 4.1 years.

7.    Redeemable, Convertible Preferred Stock

Upon the closing of the IPO (see Note 3), all outstanding shares of redeemable, convertible preferred stock were converted into 9,221,340 shares of common stock.

During the three months ended September 30, 2006 and 2005, the Company recorded aggregate accretion related to redeemable, convertible preferred stock of $0 and $102,858, respectively. During the nine months ended September 30, 2006 and 2005, the Company recorded aggregate accretion related to redeemable, convertible preferred stock of $132,026 and $263,036, respectively.

8.    Capital Shares

On May 12, 2006, through its Amended and Restated Certificate of Incorporation, dated October 21, 2004, as amended May 4, 2006 (‘‘Restated Certificate of Incorporation’’), the Company approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares as common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.

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

For the period from May 12, 2006 to September 30, 2006, the exercise price was determined based on the closing price of the Company’s common stock on the Nasdaq Global Market on the day of the grant. Prior to the Company’s IPO (see Note 3) on May 12, 2006, the exercise price was reviewed and modified as significant events occurred. In making its determinations regarding fair value of common stock, the Company’s Board of Directors considered a number of company and industry specific factors, including sales of preferred stock, the liquidation preference attributable to the preferred stock, achievement of milestones relating to the Company’s product and product candidates, and the Company’s expectation to continue incurring operating losses for the next several years as it continues to fund its research and development programs. In addition to considering all of the factors described above, the Board of Directors used an income approach with a discounted cash flow methodology. The income approach involves appropriate discount rates to estimated cash flows that are based on forecasts of revenues and costs. The Board’s significant assumptions included its estimates of future cash flows and the discount rate. The Board estimated future cash flows based on a combination of the contractual minimum purchases required of Luitpold, sales estimates received by the Company from Luitpold and the Company’s own internal estimates of product sales. The resulting estimated cash flow, projected over a seven year period, was then discounted to present value using a 30% discount rate. The Board allocated value between the Company’s preferred stock and its common stock, including liquidation preferences, dividends, conversion rights and economic benefits associated with the Company’s preferred stock. In making its fair value assessments, the Board allocated significant value to the Company’s preferred stock.

During all periods prior to the Company’s IPO, the liquidation value per share of the Company’s common stock had been negative, given the significant liquidation preference associated with its preferred stock.

In contemplation of the IPO, the Board of Directors reassessed the fair value of the Company’s common stock for 2005 and for the first quarter of 2006. The Board of Directors performed its analysis in accordance with the practice aid issued by the American Institute of Certified Public Accountants titled ‘‘Valuation of Privately Held Company Equity Securities Issued as Compensation.’’ The Board used the midpoint of the estimated price range for a potential offering of $18.00 (on a pre-stock split basis) and applied a liquidity discount to reflect the substantial uncertainty involved in pursuing and effectuating an initial public offering, especially for a life sciences company, the fact that the preferred stock only would convert upon the successful completion of the IPO, and that conversion was automatic only upon raising a certain amount in the offering, and the fact that even if the initial public offering were completed, substantially all of the presently issued shares of common stock and preferred stock converting into shares of common stock would be subject to lock-up agreements with the underwriters for 180 days. The Board applied an additional discount to that resulting amount in order to reflect the relative value (due to the liquidation preference and other economic and control rights associated with the Company’s preferred stock) of the common stock compared to the preferred stock. Based on this retrospective analysis, the Company determined that certain options issued during 2005 and the first quarter of 2006 had exercise prices that were below the reassessed fair value of the common stock for such periods, so the Company recorded additional compensation expense to the extent the reassessed fair value exceeded the exercise price of the options. This expense will be amortized over the next four years.

Under the Option Plan, 2,250,000 shares of common stock at September 30, 2006 and 2005 have been reserved for issuance under the Option Plan. As of September 30, 2006 and 2005, options for 1,503,902 and 1,360,188 shares were outstanding. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. At September 30, 2006 and 2005, 516,148 and 867,312 shares were available for grant pursuant to the Option Plan.

The Company accounts for options granted to employees under SFAS No. 123(R). As discussed above, some of the options have been granted at an exercise price less than the market value of the Company’s common stock.

The weighted average remaining contractual life of outstanding options was 5.8 and 6.1 years as of September 30, 2006 and December 31, 2005, respectively.

The fair value of each option on its grant date has been estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions: (1) risk-free interest rate of 4.77% and 4.01%, respectively, as of September 30, 2006 and December 31, 2005, (2) expected life of four years as of September 30, 2006 and December 31, 2005, (3) expected dividends of zero, and (4) volatility factor of 80%.

The Company has reserved shares of common stock for future issuance as follows:

	September 30, 2006	December 31, 2005
Convertible, redeemable preferred stock	—	9,221,340
Options	1,503,902	1,381,458
	1,503,902	10,602,798

Stock Options Granted to Employees

The Company granted options of 32,000 and 255,648 to employees in the three months ended September 30, 2006 and 2005, respectively, and 290,250 and 417,273 to employees in the nine months ended September 30, 2006 and 2005, respectively.

The Company has recorded compensation expense related to the issuance of the options of $184,220 and $71,289, respectively, for the three months ended September 30, 2006 and 2005, and $518,964 and $92,807, respectively, for the nine months ended September 30, 2006 and 2005.

Stock Options Granted to Board Members (Non-Employees)

The Company granted 15,406 and 11,408 options to members of the Board of Directors in the three months ended September 30, 2006 and 2005, respectively, and 15,406 and 22,095 in the nine months ended September 30, 2006 and 2005, respectively. The Company has recorded compensation expense related to the issuance of the options of $424 and $1,600 for the three months ended September 30, 2006 and 2005, respectively, and $424 and $4,800 for the nine months ended September 30, 2006 and 2005, respectively.

Stock Options Granted to Board Consultants

The Company granted options of 3,863 and 0 to consultants in the three months ended September 30, 2006 and 2005, respectively, and 31,613 and 21,750 to consultants in the nine months ended September 30, 2006 and 2005, respectively.

The Company has recorded professional services expense related to the issuance of the options of $103,760 and $1,182 for the three months ended September 30, 2006 and 2005, respectively, and $118,637 and $29,961 for the nine months ended September 30, 2006 and 2005, respectively.

10.    2005 Employee Stock Purchase Plan

During 2005, the Company’s Board of Directors approved the adoption of the 2005 Employee Stock Purchase Plan (the ‘‘Purchase Plan’’). The Company’s Purchase Plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the Purchase Plan, 200,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for offer periods of three months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lower of up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly price. Employees became eligible to participate in the Purchase Plan beginning July 1, 2006. As of September 30, 2006, there are 197,334 shares available for issuance under the Purchase Plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized $5,119 and $5,119 of stock-based compensation expense for the Purchase Plan during the three and nine months ended September 30, 2006, respectively.

11.    Income Taxes

At September 30, 2006, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $16,903,547 that will begin to expire in 2024. State NOL carryforwards at September 30, 2006 totaled $15,360,897 and will expire between 2009 and 2019. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, Accounting for Income Taxes, management believes that there is not sufficient evidence at September 30, 2006 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2006. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

The valuation allowance was $12,459,847 and $8,223,963 at September 30, 2006 and December 31, 2005, respectively. The valuation allowance increased by $4,235,884 in the nine months ended September 30, 2006.

The Company’s ability to use its NOL carryforwards is limited and subject to annual limitations. In connection with future offerings, the Company may realize a ‘‘more than fifty percent change in ownership’’ which could further limit its ability to use its NOL and tax credit carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because US tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of its NOL and tax credits for federal income tax purposes.

12.    Employee Benefit Plan – 401(k) Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution plan covering substantially all its employees fulfilling minimum age and service requirements. Participation in the plan is optional. The expenses associated with this plan were $720 and $600 for the three months ended September 30, 2006 and 2005, respectively, and $2,155 and $800 for the nine months ended September 30, 2006 and 2005, respectively. No contributions were made by the Company for the three and nine months ended September 30, 2006 and 2005.

13.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer (‘‘CEO’’) was a professor at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of October 27, 2006, Harvard has paid to the Company’s CEO a total of $397,476 with respect to the Company’s payment of milestone and royalties to Harvard and the intellectual property licensed to the Company as compensation to the Company’s CEO as the co-inventor of the intellectual property that the Company licenses from Harvard, and additional payments may be due in the future.

Consulting Agreement with Spouse of the Company’s President and CEO

Prior to 2006, the Company employed, on a contract basis, the spouse of the Company’s President and CEO. The Company has paid $109,168, $104,388, and $116,108, respectively, for consulting services during the years ended December 31, 2005, 2004 and 2003. For the period from January 1, 2006 to March 6, 2006, the Company paid $33,950 for consulting services. On March 6, 2006, the spouse became a part-time employee of the Company and her consulting agreement was terminated. Her employment is at will and the terms of her employment are reviewed at least annually by the nominating and governance committee of the Board of Directors.

Consulting Agreement with New Member of the Board of Directors

In August 2006 the Company entered into a one-year consulting agreement with Gary E. Friedlaender, M.D. who was subsequently appointed to the Company’s Board of Directors in September 2006. The 2006 agreement continues the consulting relationship that the Company has had with Dr. Friedlaender pursuant to a July 2001 consulting agreement. Under the 2006 consulting agreement, Dr. Friedlaender provides consulting services to the Company relating to the use of biological products to treat orthopedic injuries and conditions. Dr. Friedlaender is compensated for his services at a rate of $625 per hour up to $5,000 per day. Under the 2006 agreement, the Company has not made any payment to Dr. Friedlaender. Under prior agreements, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. Under the 2006 agreement, Dr. Friedlaender is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Former Member of the Board of Directors

In February 2002, the Company entered into a consulting agreement with a then member of the Company’s Board of Directors, under which the former board member provided consulting services to the Company relating to the non-clinical development of the Company’s products and interactions and filings with the FDA. The consulting agreement was terminated as of August 1, 2006, and was superseded by a new one-year agreement. On September 22, 2006, the consultant resigned from the Company’s board. Under the terms of the 2002 agreement, the former board member provided consulting services to the Company at the rate of $350 per hour, up to a maximum of $2,800 per day. During 2004, the Company paid the board member $26,875 under this consulting agreement. Under the terms of the 2006 agreement, the former board member provides an unlimited amount of consulting services to the Company at a fixed rate of $25,000 per quarter plus reimbursement of certain expenses, including administrative support expenses up to $2,500 per quarter. Under both the 2002 and 2006 agreements, the board member is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Case Western Reserve University

In September 2003, the Company entered into an agreement with Case Western Reserve University (‘‘Case Western’’) to conduct certain research in bone cell growth to be directed by the former member of the Company’s Board of Directors discussed above and who is also a Professor of Biology and Pathology at Case Western. The total amount for this project was $83,500, of which $41,750 was paid in 2003 to start the project and an invoice for $41,750 was received in September 2006 to complete the project. The invoice is included in payables at September 30, 2006 and was paid in October 2006. In addition, the Company paid $5,000 in October 2005 and $26,050 in the first quarter of 2006 for training materials and other consulting services performed. The Company and Case Western agree not to disclose the confidential information of the other party for a period of three years from the date of the written disclosure of such confidential information. Either party may terminate the agreement for any reason with 30 days written notice.

Lease Agreement

The Company signed a lease agreement in 2005 for new office space with a total lease commitment of $2,901,316 and an initial lease term through 2012. The lessor is a local real estate development company, in which the Company’s President and CEO has a fifty percent ownership interest. The Company has agreed to indemnify the lessor under specific circumstances. During 2002 and 2003, the Company capitalized certain costs pursuant to this office facility development and leasing arrangement. The Company moved into the new facility in July 2005. The capitalized amounts relative to the development were $3,146,531 and $2,806,710 as of September 30, 2006 and 2005, respectively. The Company paid the lessor $154,095 and $433,612 during the three and nine months ended September 30, 2006, respectively. The Company has an outstanding long-term receivable in the amount of $106,831 from the lessor as of September 30, 2006.

Business Relationship with Corporate Secretary for Australian Subsidiary

The corporate secretary for the Company’s Australian subsidiary is a partner in the Deacons law firm. In July 2006, Deacons was retained by the Company as its primary legal counsel in Australia.  As of November 6, 2006, the Company has been billed $3,258 for services provided by the Deacons firm, and no payments have been made to the firm.

13.    Subsequent Event

The Company formed BioMimetic Therapeutics Pty Ltd., a subsidiary in Australia, on October 2, 2006. The subsidiary has no employees and has no operating activities other than making and maintaining regulatory submissions for the Company’s product in Australia.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing in this report and our condensed consolidated financial statements and related notes for the year ended December 31, 2005 included in our Prospectus dated May 12, 2006 filed with the Securities and Exchange Commission (‘‘SEC’’) on May 12, 2006. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing and includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act. Statements in this Quarterly Report that are not historical facts are hereby identified as ‘‘forward-looking statements’’ for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words ‘‘may,’’ ‘‘continue,’’ ‘‘ estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘expect,’’ ‘‘anticipate’’ and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our financial condition and results of operations may change as a result of many factors, including those we discuss in ‘‘Item 1A. Risk Factors’’ and elsewhere in this report and in the Prospectus and our actual results may differ materially from those anticipated in the forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.

Overview

We develop and commercialize bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications. We have generated limited revenues from product sales to date. We received US Food and Drug Administration (‘‘FDA’’) approval for our first drug-device combination product, GEM 21S, in November 2005 for the treatment of bone loss associated with advanced periodontal disease. Product sales commenced in December 2005.

Prior to January 1, 2006, we primarily had been engaged in researching and developing our principal product and were a development stage enterprise. Effective January 1, 2006, we no longer consider ourselves to be a development stage enterprise as we believe that we have achieved our planned principal operations and are generating revenue from the sale of our principal product.

Since inception in April 1999, we have incurred losses each year. As of September 30, 2006, we had an accumulated deficit of $34.5 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and continue the commercial launch of GEM 21S. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations through proceeds from the sale of equity securities, research and development agreements, and grants.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2006 and 2005. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Costs:
Direct external:
Periodontal	$1,065,278	$1,715,124	$186,383	$535,989
Orthopedic	2,965,341	1,416,050	1,184,570	536,925
Sports medicine and Diagnostic	166,554	40,650	67,600	40,650
	4,197,173	3,171,824	1,438,553	1,113,564
Internal:
Periodontal	1,655,403	889,009	573,318	386,662
Orthopedic	1,762,820	543,729	734,491	284,333
Sports medicine and Diagnostic	174,802	6,091	91,348	1,201
	3,593,025	1,438,829	1,399,157	672,196
Total	$7,790,198	$4,610,653	$2,837,710	$1,785,760

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under Item 1A. ‘‘Risk Factors.’’

Recent Developments

In November 2005, we received FDA approval for GEM 21S with three post-approval requirements relating to (1) establishing an rhPDGF identity test, (2) evaluating quality testing of the first 30 lots of product and (3) prohibiting the use of lots of rhPDGF that were fermented by Chiron Corporation (‘‘Chiron’’), our exclusive rhPDGF supplier for use in certain periodontal and orthopedic applications, after September 2002 until supplemental approval is received from the FDA to include the PDGF fermentation site. rhPDGF, or recombinant human Platelet-Derived Growth Factor, is one of the two main components of our product GEM 21S. Regarding the first post-approval requirement, the FDA approved our premarket application (‘‘PMA’’) supplement in July 2006 to implement a new Enzyme-Linked ImmunoSorbet Assay (‘‘ELISA’’) PDGF identity test, thus satisfying the first post-approval requirement. Regarding the second requirement, we submitted all quality testing data that was available to us in August 2006. We will submit the data on the remaining lots of product as soon as it is available. Regarding the third requirement, the FDA granted us approval in September 2006 to include Chiron’s rhPDGF fermentation site in our GEM 21S PMA and removed the restriction on our use of rhPDGF lots manufactured after September 2002, thereby satisfying the third post-approval requirement.

In April 2006, we successfully completed enrollment in our Canadian pilot trial for foot and ankle fusion indications with our lead orthopedic product candidate GEM OS1 Bone Graft. As a result of the preliminary data obtained, we subsequently received authorization from Health Canada to expand the study from the original 20 patients up to 60 patients. Subject to the results of the expanded study, we intend to file for Canadian product registration for orthopedic indications in 2007. In addition, we have successfully completed enrollment in our US pilot clinical study for foot and ankle fusions and our Swedish pilot clinical study to evaluate the treatment of distal radius (wrist) fractures. To date there have been no product related serious adverse events attributed to GEM OS1 in any of the three studies.

On May 12, 2006, we completed an initial public offering (IPO) of 4,600,000 shares of our common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of redeemable, convertible preferred stock were converted into 9,221,340 shares of common stock.

In September 2006, results were presented at the American Academy of Periodontology Annual Meeting demonstrating continued long-term efficacy up to 24 months after treatment with GEM 21S for the treatment of bony defects and gingival recession resulting from periodontal disease.

On September 22, 2006, Gary E. Friedlaender, M.D. was elected to our Board of Directors to serve as a Class II Director with a term to expire at the 2007 Annual Meeting of Stockholders. Simultaneously therewith, Ann Hanham, Ph.D., and Arnold Caplan, Ph.D., resigned their positions from our board, and the size of our board was reduced to seven directors. In addition, Drs. Hanham and Caplan resigned their positions on the board’s Nominating and Governance Committee, and Larry Papasan and James Murphy have been appointed to that committee as their replacements.

In October 2006, the Independent Data Monitoring Committee recommended continuing unmodified the US feasibility clinical study with GEM OS1 for foot and ankle fusions and the expansion of the program into pivotal clinical trials. We anticipate initiation of US pivotal trials in the first half of 2007. In addition, in early 2007 we expect to release results from the Swedish clinical study evaluating the use of GEM OS1 for the treatment of distal radius fractures.

On November 6, 2006, we announced interim results for the use of GEM OS1 Bone Graft in our first orthopedic clinical trial in Canada for foot and ankle fusion indications. The pilot study was designed to demonstrate safety and clinical utility to stimulate bone regeneration. The data from this study is the ‘‘first-in-man’’ clinical experience using GEM OS1 in a foot and ankle orthopedic application. The study was a multi-center, open label trial measuring fusion of joints within the foot. Lead Canadian investigator, Timothy R. Daniels, M.D., presented the interim results for the initial 32 patients enrolled in the study on Saturday, November 4, 2006 at the Dewar Orthopaedic Society Meeting. Dr. Daniels made the following observations during his presentation: (1) the results so far with GEM OS1 have been at least comparable to autograft, i.e., bone harvested from the patient's own body; (2) over 70% of the patients included in this interim analysis have at least one risk factor for delayed healing or non-union; (3) following GEM OS1 treatment, a blinded independent radiologist found that by 12 weeks 85% of patients had some degree of fusion and 67% achieved greater than 50% osseous bridging as measured on CT scans (29 patients analyzed), which is similar to published data using autograft, where 48% of patients demonstrated greater than 50% fusion mass at 12 weeks on CT scans; (4) upon clinical exam at 12 weeks, 67% of patients were full weight bearing (30 patients analyzed), and by 16 and 24 weeks 90% and 100%, respectively, of patients were full weight bearing (19 and 9 patients analyzed, respectively); (5) there was no evidence of ectopic or otherwise abnormal bone formation; and (6) all the patients in this GEM OS1 trial have been spared the autograft bone harvesting procedure and have therefore benefited by the elimination of donor site pain and potential complications.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on authoritative pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements. Our condensed consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Prospectus dated May 12, 2006, Registration No. 333-131718, filed with the SEC on May 12, 2006. We believe that the accounting policies relating to revenue recognition, research and development costs, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

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

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43. As of September 30, 2006, no reserves have been recorded associated with these future purchase commitments.

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

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS No. 123(R)), using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three and nine month periods ended September 30, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options' vesting periods for the nine months ended September 30, 2006: risk-free interest rate of 4.77%; an expected dividend yield of 0%; the volatility factor of the expected market price of our common stock of 80%; forfeiture rate of 1%; and the weighted average expected life of the option of 5.8 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rate are based on historical data from three companies similar in size and value to our company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option's vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended September 30, 2006 is $38,302 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0 and $0 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss for the nine months ended September 30, 2006 is $202,691 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $202,691 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

Our net loss for the three and nine months ended September 30, 2006 includes $184,220 and $518,964 of compensation costs, respectively, and no income tax benefit related to our stock-based compensation arrangements.

Prior to the adoption of SFAS No. 123(R), we had adopted SFAS No. 123, ‘‘Accounting for Stock Based Compensation’’ (SFAS No. 123), as amended, but in accordance with SFAS No. 123, we had elected not to apply fair value-based accounting for our awards under the employee stock incentive plan through December 31, 2005. Instead, we have measured compensation expense for our stock plans using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. We recorded deferred stock-based compensation to the extent the deemed fair value of our shares of common stock for financial accounting purposes exceeded the exercise price of stock options granted to employees on the date of grant, and amortized these amounts to expense over the vesting schedule of the options, generally four years.

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

As required by SFAS No. 123, as modified by SFAS No. 148, ‘‘Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board Statement No. 123,’’ we provide pro forma disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense for periods prior to January 1, 2006 since we were a non-public entity and had used the minimum value method in determining the estimated value of our common stock under SFAS No. 123, as amended. For purposes of the pro forma disclosure, we have estimated the fair value of stock options issued to employees using the Black-Scholes option valuation model.

During 2005, our Board of Directors approved the adoption of the 2005 Employee Stock Purchase Plan (the ‘‘Purchase Plan’’). The Company’s Purchase Plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the Purchase Plan, 200,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for offer periods of three months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lower of up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly price. Employees became eligible to participate in the Purchase Plan beginning July 1, 2006. As of September 30, 2006, there are 197,334 shares available for issuance under the Purchase Plan. In accordance with the provisions of Statement 123(R), we recognized $5,119 and $5,119 of stock-based compensation expense for the Purchase Plan during the three and nine months ended September 30, 2006, respectively.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue.    Total revenues were $0.7 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively. Revenue from product sales was $0.4 million for the three months ended September 30, 2006. There were no product sales for the same period in 2005 because sales of our product, GEM 21S, commenced late in the fourth quarter of 2005. For the three months ended September 30, 2005, collaborative research and development revenue of $1.3 million consisted of the recognition of the remaining balance of the deferred revenue from our research and development agreement with Luitpold. Sublicense fee revenue from Luitpold totaled $0.2 million and $0 for the three months ended September 30, 2006 and 2005, respectively. Royalty income from Luitpold totaled $0.1 million and $0 for the three months ended September 30, 2006 and 2005, respectively.

Cost of Goods Sold.    We recorded cost of sales of $0.3 million for the three months ended September 30, 2006. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, bioassay testing fees for the syringes and cups, inserts printed for inclusion in the finished kit, flanges, and kit packing costs.

Research and Development Expenses.    Our research and development expenses increased $1.0 million to $2.8 million for the three months ended September 30, 2006 from $1.8 million for the three months ended September 30, 2005. The increase was attributable to increases in salaries and wages, clinical trial costs, start-up costs for our quality control laboratory and regulatory efforts. Our research and development headcount increased by 15 employees to 34 as of September 30, 2006 from 19 employees as of September 30, 2005. Clinical trial expenses increased as new patients were enrolled in on-going trials in the orthopedic field. We have continued to incur costs during the setup and validation of our quality control laboratory. We continue to incur costs associated with our efforts to achieve regulatory approval in Canada and the European Union.

General and Administrative Expenses.    Our general and administrative expenses increased $1.0 million to $1.7 million for the three months ended September 30, 2006 from $0.7 million for the three months ended September 30, 2005. The increase was attributable primarily to increases in salaries and wages, professional services, costs of operating as a public company and facility costs. Facility costs are primarily comprised of rent, utilities, and common area maintenance. Our administrative headcount increased to 19 employees as of September 30, 2006 from 13 employees as of September 30, 2005. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expense was $209,763 and $145,991 for the three months ended September 30, 2006 and 2005, respectively.

Patent License Fee Amortization.    Our patent license fee amortization was $0.5 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively. Patent license fee amortization increased as a result of the substantial investment in patent and license costs resulting from the payment of license fees to our patent licensors and acquisition of patents late in 2005.

Other Income (Expenses ).    Net interest income increased $0.4 million to $0.7 million for the three months ended September 30, 2006 from $0.3 million for the three months ended September 30, 2005. The increase in net interest income is due to higher cash balances during the period from the completion of the IPO on May 17, 2006 to September 30, 2006, and increases in the interest rates to which these balances are subject.

Provision for Income Taxes.     We incurred net operating losses for the three months ended September 30, 2006 and 2005, and, accordingly, we did not record a provision for income taxes.

Nine Months Ended September 30, 2006 and 2005

Revenue.    Total revenues were $2.2 million and $3.9 million for the nine months ended September 30, 2006 and 2005, respectively. Revenue from product sales was $1.2 million for the nine months ended September 30, 2006. There were no product sales for the same period in 2005. Product sales commenced late in the fourth quarter of 2005. Collaborative research and development revenue consisted of the recognition of the remaining balance of the deferred revenue from Luitpold and totaled $0 and $3.9 million for the nine months ended September 30, 2006 and 2005, respectively. Sublicense fee revenue from Luitpold totaled $0.5 million and $0 for the nine months ended September 30, 2006 and 2005, respectively. Royalty income from Luitpold totaled $0.2 million and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Cost of Goods Sold.    We recorded cost of sales of $1.1 million for the nine months ended September 30, 2006. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, bioassay testing fees for the syringes and cups, inserts printed for inclusion in the finished kit, flanges, and kit packing costs.

Research and Development Expenses.    Our research and development expenses increased $3.2 million to $7.8 million for the nine months ended September 30, 2006 from $4.6 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased salaries and wages as we hired new employees. Our research and development headcount increased to 34 on September 30, 2006 from 19 on September 30, 2005. Additionally, our increased level of activity included proportional increases in professional services as we scaled up our manufacturing and regulatory efforts to achieve regulatory approval and scaling up of commercial activities in anticipation of the launch of our first product.

General and Administrative Expenses.    Our general and administrative expenses increased $2.5 million to $4.5 million for the nine months ended September 30, 2006 from $2.0 million for the nine months ended September 30, 2005. The increase was primarily attributable to increases in salaries from hiring additional employees, costs associated with operating a publicly traded company, and franchise taxes. Our administrative headcount increased to 19 on September 30, 2006 from 13 on September 30, 2005. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expense was $0.6 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in depreciation and amortization expense is primarily attributable to our move into new office space in July 2005. We incurred leasehold improvements of $ 3.1 million and purchased furniture and equipment for the new office and laboratory space.

Patent License Fee Amortization.    Our patent license fee amortization was $1.6 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. Patent license fee amortization increased as a result of the substantial investment in patent and license costs resulting from the payment of license fees to our patent licensors and acquisition of patents late in 2005.

Other Income (Expenses).    Net interest income increased $0.8 million to $1.5 million for the nine months ended September 30, 2006 from $0.7 million for the nine months ended September 30, 2005. The increase in net interest income is due to higher cash balances during the period from the completion of the IPO on May 17, 2006 to September 30, 2006, and increases in the interest rates to which these balances are subject.

Provision for Income Taxes.    We incurred net operating losses for the nine months ended September 30, 2006 and 2005, and, accordingly, we did not record a provision for income taxes.

Liquidity and Capital Resources

In May 2006, we completed an IPO of 4,600,000 shares of our common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses.

Since inception, we financed our operations primarily with gross proceeds of $87.9 million from private equity financings of redeemable, convertible preferred stock and our IPO. We also entered into a research, development and marketing agreement with Luitpold, which resulted in the receipt of

$25 million to compensate us for the cost of product development incurred to date, as well as future costs of completing clinical trials and any post-marketing or other studies required as a condition of the FDA approval of GEM 21S. From 2002 to 2003, we received grants totaling $0.4 million, which were used for business start up costs and research and development expenses.

At September 30, 2006, we had $53.8 million in cash and cash equivalents held in a local financial institution. Additionally, we had $1.0 million in a bank certificate of deposit. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit and money market accounts.

For the nine months ended September 30, 2006, net cash used in operating activities was $10.0 million. Net cash used in operations consisted of a $1.5 million sublicense payment to Harvard College, co-owner and licensor of certain of our patents, in the first quarter of 2006 based on a milestone payment received in December 2005 from Luitpold, combined with operating expenses related to conducting clinical trials and other research, development and administrative activities. Net cash in for investing activities was $1.4 million for the nine months ended September 30, 2006. The investing activities were comprised primarily of a $0.5 million milestone payment due on a license agreement and $0.8 million of purchases of furniture, equipment and leasehold improvements. Net cash provided by financing activities was $31.7 million for the nine months ended September 30, 2006, and primarily consisted of net proceeds from our IPO.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the beginning of 2008. Because of the significant time it will take for our product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

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

Seasonality

We expect to recognize a substantial portion of our product sales for GEM 21S in the fourth quarter of this fiscal year and a lower portion or none of such product sales in the first and second quarters of our next fiscal year. Our manufacturing and supply agreement with Luitpold, our marketing and distribution partner, obligates Luitpold to purchase all of its requirements for GEM 21S from us and we are obligated to meet such requirements to the extent they are consistent with Luitpold's forecasts. In addition, the agreement obligates Luitpold to make minimum purchase commitments for each of the seven years following the first purchase. We expect Luitpold to make a substantial portion of its purchases in the third and fourth quarters of our fiscal year and a lower portion or none of such purchases in the first and second quarters of our fiscal year.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees or directors, including grants of employee and director stock options, to be recognized as an expense on the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) using the prospective method of transition on January 1, 2006. As discussed above, we account for share-based payments to employees issued prior to December 31, 2005 using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options issued at fair market value. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The future impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the impact of the adoption of SFAS No. 123(R) for the nine months ended September 30, 2006 resulted in the recognition of $202,691 in additional compensation expense versus what would have been recognized under the provisions of APB Opinion No. 25. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123.

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

In June 2006, the FASB published FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We are evaluating the impact that this statement may have on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising form our investments. Our cash accounts earned interest at a rate of 5.05% to 5.16% during the three months ended September 30, 2006. We have not used derivative financial instruments for speculation or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

You should carefully consider the following risk factors and all other information contained in this Quarterly Report and in other documents we file with the SEC. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that were currently deemed immaterial also may impair our business operations. The occurrence of any of the following risks could materially harm our business, our ability to raise additional capital in the future or ever become profitable. In any such event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

We have invested and will invest a significant portion of our time and resources in developing and testing GEM 21S and our GEM product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next few years as we continue to incur significant expenses for clinical trials. As of September 30, 2006, we had an accumulated deficit of approximately $34.5 million. In November 2005, we received FDA marketing approval for GEM 21S and began commercializing GEM 21S in December 2005. In May 2006, we received marketing approval from Health Canada, and we began commercializing GEM 21S in Canada in September 2006. Although we are now commercializing GEM 21S, and even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue and we may never achieve or maintain profitability.

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

Since we are developing the GEM OS product candidates in parallel, we expect that the results of the individual product trials will assist in the development of all of the GEM OS product candidates. If one product candidate has negative clinical trial results or is shown to be ineffective, it may impact the development path or future development of the other product candidates. For example, the components in GEM 21S that stimulate bone growth in periodontal indications may not stimulate bone growth in broad orthopedic applications. If we find that one product candidate is unsafe, it may impact the development of our other product candidates in clinical trials.

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

At this point in time, we do not have an alternative source of rhPDGF. If we are not able to obtain rhPDGF from Chiron, we will not be able to manufacture GEM 21S after our current inventory is depleted. In view of the FDA’s recent removal of the restriction on our use of rhPDGF lots manufactured by Chiron after September 2002, we have modified our purchasing plans for rhPDGF. Based on our current forecasts for GEM 21S, our planned clinical study programs for GEM OS1 and other product candidates and our anticipated pre-clinical studies, the rhPDGF in our inventory should meet our needs for at least the next year. Under the terms of our supply agreement, Chiron is required to support our efforts to establish our production of rhPDGF should it terminate the agreement; however, establishing a manufacturing process to replace Chiron’s will take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort. We also may not be able to manufacture any other product candidates that contain rhPDGF, including GEM OS1 after our current inventory is depleted.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We are evaluating bringing the later stages of the manufacture of GEM 21S and our GEM product candidates into our facility in Franklin, Tennessee, including final formulation, filling the syringes and cups that will be packaged in the finished kits and assembling the kits. Currently we are utilizing four contract facilities to complete the manufacturing, packaging and final product testing for our GEM 21S kits. If there were a disruption to our manufacturing facility or those of our contract manufacturers, we would have no other means of manufacturing our product or product candidates until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our product candidates for use in our current and planned clinical trials, or if our manufacturing process yields substandard products, our development and commercialization efforts could be delayed.

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

The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may develop and commercialize medical devices, drug-device combination products or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other technologies for treating periodontal and orthopedic injuries and disease, which could make our GEM 21S and any of our product candidates obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

As a small company with 54 full-time employees for the pay period ended October 27, 2006, our success depends on the continuing contributions of our management team and scientific personnel and on maintaining relationships with the network of medical and academic centers in the US that conduct our clinical trials. We depend on the services of our key scientific employees and the principal members of our management staff, including Samuel Lynch, Larry Bullock, Charles Hart and Steven Hirsch. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical and biotechnology companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We currently manufacture a drug-device combination product that is implanted in patients during surgery, and we are developing additional similar products for additional surgical indications. As a result, we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under agreements with our distributors and sales agencies and certain suppliers, we indemnify these parties from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management's attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards could be limited.

Our ability to use our net operating loss carryforwards could be limited. At September 30, 2006, we had net operating loss carryforwards totaling approximately $16.9 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities is subject to annual limitations. In connection with future offerings, we may realize a ‘‘more than fifty percent change in ownership’’ which could further limit our ability to use our net operating loss and tax credit carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because US tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss and tax credits for federal income tax purposes.

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

The FDA approval for GEM 21S was granted with three post-approval requirements relating to (1) establishing an rhPDGF identity test, (2) evaluating quality testing of our first 30 lots of product, and (3) prohibiting our use of lots of rhPDGF that were fermented by Chiron after September 2002 until supplemental approval was received from the FDA to include Chiron's rhPDGF fermentation site. Regarding the first post-approval requirement, the FDA approved our PMA supplement in July 2006 to implement a new ELISA rhPDGF identity test, thus satisfying the first post-approval requirement. Regarding the second requirement, we submitted all quality testing data that was available to us in August 2006. We will submit the data on the remaining lots of product as soon as it is available. Regarding the third requirement, the FDA granted us approval in September 2006 to include Chiron’s rhPDGF fermentation site in our GEM 21S PMA and removed the restriction on our use of rhPDGF lots manufactured after September 2002, thereby satisfying the third post-approval requirement.

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

In Canada, the manufacture, distribution and consumption of medical products, drugs and equipment is regulated by a variety of industry-specific statutes and regulations. Drugs sold in Canada are regulated by the Food and Drugs Act (Canada). Even though a drug, medical product or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada and began marketing GEM 21S in Canada in September 2006, we may need to conduct clinical trials in Canada to obtain approval for our other product candidates. We ultimately may not obtain the approvals necessary to market our product and product candidates in Canada.

The results of our clinical trials may be insufficient to obtain regulatory approval for our product candidates.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product candidate is safe and effective. If we are unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, we will be unable to submit the PMA necessary to receive regulatory approval to commercialize the product candidate. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We face risks that:

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

Prior to our IPO, there was no public market for our common stock. An active and liquid trading market for our common stock may not develop or be sustained. The trading prices of the securities of medical technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors that could affect the trading price of our common stock include, among other things:

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

The market price of our common stock could drop significantly if our existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. Based on the number of shares outstanding as of May 5, 2006, 1,223,097 shares will qualify for resale under Rule 144(k) on November 23, 2006, following the expiration of 180-day lock up agreements entered into in connection with our IPO. The initial term of the lock up agreement was extended to November 23, 2006 as a result of our announcement of certain financial and clinical results in early November 2006. On November 23, 2006, unless held by our affiliates, approximately 9,221,340 shares of common stock will be eligible for resale under Rule 144(k). Furthermore, holders of approximately 9,330,495 shares of common stock currently have piggyback registration rights with respect to their shares in connection with future offerings. Sales by stockholders of substantial amounts of our shares, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

At September 30, 2006, there were options outstanding to purchase 1,503,902 shares of our common stock with a weighted average exercise price of $3.33. Currently we will also have 2,020,050 shares reserved for issuance of additional options under our stock plans, of which 1,503,902 shares are reserved for issued options.

Our executive officers, directors and major stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of November 6, 2006, our executive officers, directors and their affiliates beneficially own shares representing approximately 27.9% of our capital stock. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporation actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. The concentration of ownership may delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2006, we granted stock options to purchase an aggregate 32,000 shares of our common stock to employees under our 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $7.36 per share. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were 63,075 options exercised during the three months ended September 30, 2006.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On May 12, 2006, we sold 4,600,000 shares of our common stock in our IPO at a price to the public of $8.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 690,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131718), which was declared effective by the SEC on May 12, 2006.

After deducting the underwriting discounts and commissions of $2,576,000 and other offering expenses of approximately $2.7 million payable by us in connection with the offering, our net proceeds from the offering were approximately $31.6 million. Between May 17, 2006 and September 30, 2006, we have used approximately $4.2 million of the net proceeds to fund our operating activities, including activities related to the development of our clinical and preclinical product candidates and for working capital, capital expenditures and other general corporate purposes. During the quarter ended September 30, 2006, our research and development expenses comprised approximately 50% of our operating expenses. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Filed	Description
31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(a)	Section 1350 Certification of the Chief Executive Officer
32.2	(a)	Section 1350 Certification of the Chief Financial Officer

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2006

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc. President and Chief Executive Officer
By:	/s/ Larry Bullock
Larry Bullock Chief Financial Officer