Form 10-K
period 2006-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2007-03-28
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-51934

BioMimetic Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1786244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

389-A Nichol Mill Lane, Franklin, Tennessee 37067
(Address of principal executive offices, including ZIP code)

(615) 844-1280
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act.
Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.     Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was $60.8 million.

As of March 16, 2007, a total of 18,168,873 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10, 11, 12, 13 and 14 are incorporated by reference from the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2007 Annual Meeting of Stockholders, which will be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

BioMimetic Therapeutics, Inc.

PART I

Item 1.    BUSINESS

Overview

We develop and commercialize bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications. We received US marketing approval of our first product for bone regeneration in periodontal defects following completion of human clinical trials, which demonstrated the safety and efficacy of our platform technology in periodontal indications, and suggest its potential safety and its efficacy in other musculoskeletal indications. Our lead product and product candidates combine recombinant protein therapeutics with tissue specific scaffolds to actively stimulate tissue healing and regeneration. We believe our regenerative therapies will improve the treatment options and quality of life for millions of patients with injuries or deterioration of the bones, cartilage, tendons and ligaments.

Development of ‘‘convergent devices’’ has revolutionized the way that cardiovascular disease is treated and has proven to be both a clinical and commercial success. We believe the orthopedic industry will undergo a similar transformation from the use of traditional, passive, highly invasive metallic devices to more advanced, bio-active devices. With our first product approved for marketing by the US Food and Drug Administration, or FDA, and several product candidates in the pipeline, we believe we are well positioned to capitalize on this transformation.

Our first drug-device combination product, GEM 21S® Growth-factor Enhanced Matrix, received FDA approval in November 2005 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. GEM 21S is a fully synthetic regeneration system that combines a tissue growth factor, recombinant human Platelet-Derived Growth Factor (rhPDGF), with a synthetic bone matrix, beta-tricalcium phosphate (β-TCP). It is the first totally synthetic product combining a purified recombinant growth factor with a synthetic bone matrix to be approved by the FDA for human application. In May 2006, we received marketing approval from Health Canada for GEM 21S and began marketing GEM 21S in Canada in September 2006.

We have partnered with Luitpold Pharmaceuticals, Inc., or Luitpold, a US subsidiary of Daiichi Sankyo Co., Ltd., for the worldwide marketing and distribution of GEM 21S. In addition, we will be the sole source manufacturer of GEM 21S.

The combination of the two components of GEM 21S are key to the overall effectiveness of the product. The rhPDGF provides the biological stimulus for tissue repair by stimulating the proliferation and in-growth of osteoblasts, cells responsible for the formation of bone, while the β-TCP provides the framework or scaffold for new bone growth to occur. GEM 21S has been shown in a randomized and blinded pivotal clinical trial to stimulate significantly more bone formation in the jaw than control treatment alone.

Both components of GEM 21S have been authorized by the FDA for use in other applications and are being marketed to treat other diseases and injuries. β-TCP is used in orthopedic applications as a resorbable bone void filler and rhPDGF is used for stimulating healing of chronic ulcers in the lower extremities of diabetic patients. By combining already marketed components to make a novel and proprietary product, GEM 21S, we were able to create a biologically enhanced device that has superior properties to the device alone as demonstrated in human clinical studies.

We are applying a similar strategy in the development of a pipeline of GEM® product candidates in the field of orthopedics, including bone, tendon, ligament and cartilage applications. These product candidates are designed to target a broad range of clinical indications in bone, cartilage, ligament and tendon repair. More specifically, our family of GEM OS product candidates is being developed to treat open fractures (GEM OS1), closed fractures (GEM OS2) and areas of the skeleton, such as the vertebral bodies of the spine in osteoporotic individuals, that are susceptible to fracture and where stimulation of new bone formation could have a prophylactic therapeutic benefit (GEM OS2). In addition, we have pre-clinical programs focused on the development of treatments, called GEM C and

GEM LT, for various sports injuries, including those requiring cartilage, ligament and tendon repair. We have retained all marketing rights for our orthopedic and sports injury programs. In February 2007, we announced that we received orphan drug designation from the FDA for the use of rhPDGF-BB to treat a condition called osteonecrosis of the jaw, or ONJ. We are advancing an rhPDGF-BB based product candidate for this indication and anticipate initiating a clinical study in patients with ONJ by the end of 2007.

We cannot be sure that we will be successful in developing, obtaining regulatory approval for, or commercializing our product candidates or that we will do so in a timely fashion. In June 2005, we filed an application in the US for an investigational device exemption, or IDE, for the use of GEM OS1 in foot and ankle fusions. The FDA initially did not approve our application and requested additional information from us. We received FDA approval to initiate a feasibility study under our IDE in January 2006. We concluded enrollment in July 2006 and continue to follow these patients. We have also successfully completed enrollment in our Canadian pilot trial for foot and ankle fusions. Based on the preliminary data, we received authorization from Health Canada to expand the study from the original 20 patients up to 60 patients, and we have completed enrollment of the additional patients. In November 2006, we announced interim results from the Canadian trial and in December 2006, we reported interim results from the US trial. The interim results from both trials suggest that the results with GEM OS1 up to that time were at least comparable to autograft (bone harvested from elsewhere in the patient’s own body and currently considered the standard of care for bone grafts) and that all GEM OS1 treated patients had been spared the autograft bone harvesting procedure and had therefore benefited by elimination of donor site pain and potential complications. Based on these results, we currently anticipate that we will initiate patient enrollment in our US pivotal trial in April 2007, and initiate a European Union, or EU, registration trial in the first half of 2007. We have also received approval for and have completed patient enrollment in a pilot clinical trial in the EU, (Sweden) for the evaluation of GEM OS1 for the treatment of distal radius fractures requiring surgical treatment. In January 2007, we announced that interim results for this study suggest that GEM OS1 accelerated bone regeneration. We have also initiated enrollment in a pilot study in Sweden that will evaluate our GEM OS2 product candidate for the treatment of distal radius fractures.

We believe that rhPDGF is well suited for use in multiple product candidates due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of orthopedic tissue repair and regeneration. The diversity and importance of the biological activities stimulated by rhPDGF were key elements in our selection of this growth factor as the primary biological ingredient in our initial product and product candidates. rhPDGF acts like a magnet to attract healing cells and promote the growth of new blood vessels into a wound site through processes known as chemotaxis and angiogenesis, respectively, although human studies to demonstrate this property in our product and product candidates have not been performed. It also stimulates the proliferation of healing cells through a process termed mitogenesis. Many kinds of cells important to orthopedic tissue repair have been reported in published animal and in vitro studies to respond to rhPDGF, including bone forming cells, cartilage forming cells, bone and cartilage-lineage forming cells and tendon and ligament forming cells. The observation that rhPDGF is naturally contained in platelets and released specifically at sites of injury during blood clotting to initiate events critical to healing has led to it being termed nature’s ‘‘wound healing protein.’’ The rhPDGF used in our products is a synthetic version of this naturally occurring substance produced using recombinant DNA techniques.

Based on the successful performance of GEM 21S in its pivotal clinical study, the interim results from our three pilot studies for GEM OS1, and the demonstrated ability of rhPDGF to stimulate tissue healing, we believe that our pipeline of orthopedic product candidates has the potential to positively impact patient care and to influence a new generation of orthopedic therapies. We believe our management know-how in the development of drug-device combination products, combined with our intellectual property position, and the proven biology and safety of rhPDGF, all position us to become a leader in the development and commercialization of novel therapeutics for the treatment of orthopedic injuries.

BioMimetic Therapeutics Highlights

Large market opportunities	•	Targeting periodontal, orthopedic, spine and sports injury markets. We believe that orthobiologic opportunities represent a multi-billion dollar market driven by an aging population and demand for better therapies
	•	Relatively few current therapies with potent bio-stimulatory activity are on the market
	•	Relatively low market penetration will generate substantial revenues
Proven rhPDGF technology	•	FDA approval of GEM 21S for periodontal bone regeneration suggests potential for efficacy in other bone and musculoskeletal applications
	•	FDA approval of Regranex® (Johnson & Johnson) for healing of diabetic ulcers suggests potential for broad wound healing applications of rhPDGF
	•	Pilot clinical data and pre-clinical data for GEM OS suggest potential for improved fracture healing
	•	Pre-clinical data for rhPDGF suggests potential for local bone augmentation to treat osteoporosis
Multiple applications	•	rhPDGF represents a platform technology that may have multiple applications in musculoskeletal repair
	•	rhPDGF is a key stimulator of the body’s natural wound healing process. It has a well-established mechanism of action that leads to stimulation of certain cell types, including those important to bone, cartilage, tendon and ligament healing
	•	Potential use of rhPDGF in localized bone augmentation could address multiple unmet needs in osteoporotic patients
Familiar regulatory path	•	FDA is regulating our drug-device combination product candidate GEM OS1 as a medical device
	•	We believe data supporting GEM 21S FDA approval should provide support for the approval of future rhPDGF products
	•	Commercial manufacturing and production already accomplished for GEM 21S; Good Manufacturing Practices compliance found acceptable and International Organization for Standardization (ISO) certification obtained
	•	Safety profile and bioactivity of rhPDGF clearly established
Industry trend towards drug-device combination products	•	rhPDGF provides bio-active drug component to stimulate healing; device component (matrix) provides tissue specific guide for regeneration
	•	Strategy follows successful precedent in drug-device combination products in cardiovascular therapies (drug coated stents)
	•	Strategy addresses clinical preference for bio-active implants
	•	Market potential for orthobiologics already indicated by sales of INFUSE® Bone Graft (Medtronic, Inc.)

Market Trends

According to industry data, the worldwide orthopedic market was estimated at $19 billion in 2004. This includes joint replacement, fracture repair, sports injury and spinal procedures. One of the fastest growing segments within the orthopedic market is grafting or osteobiologics products, which stimulate the growth and repair of bone in the area of bone injury. According to securities research analyst reports, US sales of bone grafting products and orthobiologics reached $1.3 billion in 2005, a 27% increase over 2004 sales. Based on currently available therapies alone, that figure is expected to increase to $2.5 billion by 2010.

The impressive market performance of the Medtronic, Inc., or Medtronic, product INFUSE® Bone Graft, or INFUSE, for treatment of certain spinal fusions and bone fractures demonstrates market receptivity and acceptance for protein osteobiologics. Industry data indicate that sales of INFUSE are estimated to exceed $700 million in 2007, and Medtronic has reported a 36% increase in INFUSE sales for Medtronic’s quarter ended October 27, 2006.

Each year, approximately 23 million fractures are treated by physicians in the US. Osteoporosis is identified as a contributing factor in an estimated 1.5 million of these fractures and complications resulting from the prolonged rehabilitation often required for osteoporotic fractures is considered a leading cause of injury related deaths among elderly women. In addition, there were an estimated 22 million patients treated for cartilage, ligament and tendon injuries in 2003.

Growth in the orthopedic and sports injury market is being driven by aging baby boomers, the desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

The orthopedic and sports injury markets have recently experienced increased demand for the adoption of biologically active treatments, which seek to stimulate the body’s own capabilities for regeneration of tissue at injury sites. Despite the substantial morbidity risk faced by geriatric women suffering hip fractures, there is no biological therapy approved today to accelerate the healing of these osteoporotic fractures. We believe the orthopedic and sports injury industry is in the early stages of a transition from the use of traditional, passive, highly invasive metallic devices to more advanced, bio-active devices.

The advancement of medical technology in the treatment of orthopedic injuries also is driving an increase in the number of procedures performed annually. Treatments that are minimally invasive and offer pain relief and a return to the activities of daily living have attracted more people to see their doctors to resolve long standing orthopedic problems.

Periodontal disease is the second most prevalent disease in the US after heart disease. It is estimated that greater than 50 million people are affected with periodontal disease at the moderate to severe level. Of these, only 15 to 20% receive treatment, with an estimated $6 billion spent annually in the US to treat the disease.

Not only does periodontal disease have a direct effect on the bone and gum tissues of the oral cavity, but the presence of periodontal disease has been implicated as a contributing factor to a variety of health conditions, including heart disease, diabetes and complications relating to pregnancy. Studies indicate that the risk of fatal heart disease doubles in individuals with severe periodontal disease. As a result of the findings implicating periodontal disease with multiple significant healthcare problems, the US Surgeon General issued a report in 2000 highlighting periodontal disease as a major healthcare issue.

Current Therapies for Bone Disorders and Injuries

Physicians who treat orthopedic injuries first determine whether conservative, non-surgical treatment or more aggressive surgical treatment is required. This choice is generally dictated by the seriousness of the injury, the degree of tissue disruption or loss and the patient’s general health. For closed, non-surgical treatment, the primary therapies available that are designed to assist the natural healing process of the injured bone and adjacent soft tissue are electrical and ultrasonic bone stimulation. When surgical treatment is indicated, physicians will often use bone or soft tissue grafts in addition to fixation with internal and/or external mechanical devices that stabilize the injury site. Currently available therapies or procedures to stimulate the healing process in the presence of these devices include autograft, allograft or xenograft, synthetic bone or tissue graft products, platelet-rich plasma systems and bone morphogenic proteins.

Autograft, a graft using a patient’s own tissues, is the leading procedure for replacing or supplementing lost bone. Using bone tissue may stimulate bone growth and provides a scaffold or matrix onto which new bone tissue can grow. However, procurement of autograft most often requires an additional surgical procedure beyond that required to treat the injury in order to harvest bone from another site in the patient, usually from the hip. This additional surgical procedure often may be more painful than the patient’s primary surgical procedure to treat the injury and may lead to complications, including increased blood loss, and chronic pain or infection, which may result in an extended hospital stay. Also, there is a limited supply of available donor bone per patient. Further, autograft may not be a suitable treatment for elderly patients or patients with osteoporosis as the additional surgical procedure to harvest bone can further weaken already frail bones.

In order to eliminate the need for additional painful surgery, physicians also use allograft or xenograft. Allograft and xenograft use bone tissue harvested from a human cadaver or animal, respectively. These materials come in various forms, including chips, blocks and particulate, which allows physicians flexibility in using them to treat injured or defective bone. Allograft and xenograft bone is of varying quality depending on the donor, the process and techniques used to prepare the bone tissue and the facility at which it is processed. Using cadaver or animal bone may pose some risk of transmitting infectious diseases to the patient and although this risk is currently thought to be very low, it remains a concern among some patients. In order to minimize the risk of an infection, a physician will frequently use demineralized cadaver bone which contains only the naturally-occurring collagen, growth factors and non-collagenous proteins. The resulting demineralized bone matrix, however, lacks structural integrity and strength.

Given the limitations associated with autografts, allografts and xenografts, synthetic bone grafts have become popular in recent years. Physicians use synthetic bone or tissue graft products, like calcium sulfate and tricalcium phosphate, as filler or scaffold material that can be packed into voids or gaps resulting from defects or fractures. Like allografts, synthetic bone grafts also are available in various forms. Synthetic bone grafts provide a physical mesh-work or scaffold that helps guide tissue repair, but do not contain bio-active molecules that stimulate the healing process. These materials therefore provide only a passive, physical matrix or template for tissue growth without providing any direct biological stimulus to accelerate healing.

Recent studies have demonstrated the benefits of using orthobiologicals to treat orthopedic injuries and defects. Clinicians have focused on therapies that are osteoinductive, meaning that they lead to or induce bone regeneration. For example, platelet-rich plasma systems, or PRPs, involve taking blood from a patient, concentrating the platelet cells from the blood and activating the cells to release growth factors, including PDGF. Because PRPs contain growth factors, they stimulate tissue regeneration. While PRPs do not involve the painful graft harvesting associated with autografts, the process to produce the platelet/blood concentrate is time-consuming and requires specialized equipment. Furthermore, the results are unpredictable because the concentrations of growth factors present in the platelet preparations vary from patient to patient.

The most recent therapy for spine and orthopedic repair is the use of bone morphogenic proteins or BMPs. BMPs have the ability to stimulate new bone formation by causing the differentiation of stem cells into osteoblasts, which initiate bone formation. BMPs also do not involve the painful graft harvesting associated with autograft. BMPs have provided tremendous value to the spinal repair industry as they help speed recovery time and improve medical outcomes. Surgeons have proven to be fast adopters of these technologies, generating sales of BMPs estimated to exceed $700 million in 2007 according to analysts’ reports, and Medtronic has reported a 36% increase in INFUSE sales for Medtronic’s quarter ended October 27, 2006. Despite these benefits, BMPs have a number of disadvantages, including their high cost (approximately $4,500 per spine fusion level), their limited approved indications for use and their potential for inappropriate bone formation. There is only one BMP available in the US which has been granted formal FDA approval for use, but in limited indications including spinal fusions, tibial fractures, non-union fractures, sinus augmentations and localized jaw augmentations for defects associated with tooth extraction. A second BMP has been allowed in the US market by the FDA for humanitarian purposes while it awaits formal approval.

While some current therapies for bone defects, such as BMPs, have yielded good results in specific indications, most have exhibited only modest success. Many of the currently available therapies do not stimulate the healing process and therefore do not address the needs of patients with impaired or delayed healing such as smokers, people with osteoporosis or diabetes and the elderly. Because of these limitations, clinicians continue to seek more cost-effective and predictable regenerative therapies that are easy to use and lead to faster tissue regeneration in a greater number of indications.

The following table summarizes some of the advantages and disadvantages of current therapies.

Therapy	Advantages	Disadvantages
Autograft	Provides scaffold Stimulates bone growth High chance of incorporation	Additional surgery required Pain at harvest site Risk of infection Longer recovery time Limited supply per patient
Allograft/Xenograft	Provides scaffold Does not require painful graft harvesting May stimulate bone growth Available in various forms	Inconsistent quality and sourcing leading to variable growth stimulation Potential contamination/disease transmission Potential for immune response
Synthetics	Abundant supply Provides scaffold Does not require painful graft harvesting Available in various forms	Longer healing time versus autograft Limited growth stimulation Lacks bio-active proteins
PRP systems	Stimulates bone growth Concentrates natural bio-active proteins Does not require painful graft harvesting	Increased procedure time Requires specialized equipment Variable quality Requires scaffold Technique dependent
BMPs	Stimulates bone growth Bio-active osteoinductive proteins Does not require painful graft harvesting	Limited indications approved High cost Limited or no effect on soft tissue healing Potential for inappropriate bone formation
GEM 21S and GEM product candidates	Stimulates bone growth Bio-active osteostimulatory protein Broad wound healing activity Does not require painful graft harvesting Provides scaffold No inappropriate bone formation	Higher cost than currently available synthetics Not yet proven in orthopedic clinical trials Limited initial indications for GEM 21S

Current Therapies for Cartilage, Ligament and Tendon Injuries

Cartilage is the soft tissue in the joints of the body that acts as a shock absorber and lubricant during motion of the joint. In the knee there are two types of cartilage, the meniscus and the articular cartilage. Unlike other tissues in the body, cartilage cannot naturally repair itself. In 2003, over 3.4 million patients were diagnosed with injuries to the cartilage and meniscus in the knee, many of which were procedures on patients who had previously had surgery for the same or a related condition, demonstrating the need for more reliable and predictive treatments.

Newer techniques, such as autologous chondrocyte implantation, or ACI, that attempt to repair small defects to cartilage have shown promise in small studies. ACI requires two surgeries over a period of eight weeks and requires the cultivation of the patient’s own cartilage cells in a laboratory, which results in a very high treatment cost. Procedures such as viscosupplementation, the injection of a hyaluronan (a molecule in the matrix of many connective tissues) based liquid into the knee joint, provide temporary pain relief but do not heal the tissue.

Ligaments and tendons are soft tissue structures that connect bone to bone and muscle to bone, respectively. Injuries to these structures can be treated conservatively, relying on the structures to scar down sufficiently to be stable, or with more aggressive surgical repair. Ligaments and tendons that do not heal adequately can lead to more serious arthritic changes in the joint. The treatment of these soft tissue injuries is limited to reattachment/mechanical fixation of the structures, with or without autograft or allograft tissues.

The BioMimetic Advantage

We believe that we are positioned to improve upon a variety of existing therapies through the addition of a biologically active growth factor that will stimulate tissue regeneration and repair, thereby providing faster and more predictable healing. Further, we believe that we will be in a position to open new orthopedic product segments that address underserved or unmet clinical needs, particularly in advancing the treatment of injuries to bone, cartilage, ligaments and tendons.

We believe that our family of GEM product and lead product candidates (GEM OS1, GEM OS2, GEM C and GEM LT) will achieve widespread market acceptance and strong market penetration by providing significant advantages compared to existing therapies. Our GEM product and lead product candidates are based on the FDA-approved component rhPDGF and synthetic and natural scaffold materials such as β-TCP, which have a history of demonstrated safety and efficacy in previous uses. We believe that our GEM product and lead product candidates provide the following advantages:

•	Applications across multiple musculoskeletal indications. We believe that our GEM product candidates have applications to treat multiple orthopedic and musculoskeletal injuries and defects, including those of bone, cartilage, ligaments and tendons. This broad spectrum of activity is due to our use of rhPDGF, which has been shown to stimulate multiple cellular and biochemical processes important for the repair of these tissues.

•	Key stimulator of wound healing. GEM 21S and our GEM product candidates all incorporate rhPDGF, a bio-active protein that is a key mediator of wound healing and tissue regeneration. Naturally occurring PDGF, released by platelets at sites of tissue injury, stimulates a series of cellular and biochemical events that are critical for tissue repair to occur. Bio-active proteins such as rhPDGF are absent from synthetic bone void fillers, and are present in only limited amounts in allografts and xenografts.

•	Combined benefits of both the medical device and drug components. Our GEM product and lead product candidates are drug-device combination products, which combine the benefits of existing devices, such as β-TCP, that provide a physical framework or scaffold that facilitates and guides tissue growth, with the stimulatory action of the bio-active protein, rhPDGF.

•	Less pain and shorter surgical procedure time than autograft and lower potential for adverse side effects than allograft. Because our lead product and lead product candidate (GEM 21S and GEM OS1) do not rely on human tissue, the perceived risk of transmitting infectious disease from the human source, which is present for allograft, is eliminated. Additionally, procurement of autograft from the patient requires an additional surgical procedure in order to harvest the tissue graft which increases post-operative pain, procedure time and the risk of infection for the patient.

•	Proven safety profile. β-TCP and rhPDGF, components of GEM 21S, are both FDA authorized for marketing in other applications and have extensive safety histories. β-TCP is a purified, porous form of calcium phosphate similar to natural bone mineral and has been used in orthopedics for over 20 years. rhPDGF is the sole active ingredient in Regranex® (Johnson & Johnson) which has been FDA approved and marketed in the US since 1999 for the treatment of chronic, nonhealing skin wounds in the feet and lower extremities of diabetic patients.

•	Reliable, scalable manufacturing process. We have signed manufacturing supply agreements covering the two main components of our GEM product and product candidates, β-TCP and rhPDGF. We source rhPDGF from Chiron Corporation, or Chiron, which was acquired by the Novartis Group in April 2006 and is now known as Novartis Vaccines and Diagnostics, or Novartis. Novartis is also the sole supplier of the rhPDGF used in Regranex®. Novartis manufactures rhPDGF in yeast cells, thereby providing an increased safety profile over competing products derived from human or animal tissues. This manufacturing process provides a consistent product and scalable production, unlike the variability in quality of allografts, xenografts and PRPs. We have multiple sources of β-TCP for our product and product candidates.

•	Potential to address substantial unmet clinical needs. We are focused on the development of products that treat unmet clinical needs in large market opportunities. To date there are limited therapeutic treatments that directly and reproducibly stimulate healing processes in the areas in which we are focusing. This is particularly true for repair of certain types of fractures and in the treatment of sports injuries.

Strategy

Our objective is to be a leader in the development and commercialization of novel, biologically active drug-device combination products to treat musculoskeletal injuries and defects in the periodontal, orthopedic and sports injury markets.

The key elements of our strategy are to:

•	Develop and commercialize drug-device combination products that are superior to current medical devices for the treatment of injuries and defects of the musculoskeletal system. We intend to use our proprietary technologies and know-how in both recombinant protein therapeutics and orthopedic devices to address unmet medical needs in periodontal, orthopedics and sports injury indications.

•	Focus on products with a rapid and cost-effective time to market that utilize well characterized components. We were able to develop our GEM 21S from inception to US marketing approval in about four and one-half years. We have a track record of efficient product development which relies upon using components used in products previously authorized for marketing by the FDA, and accessing those components through existing manufacturers. For GEM 21S, we referenced existing safety histories on the component products in our own regulatory filings and thus believe we were able to further shorten the product development cycle. We will seek to repeat this process of using FDA-cleared or approved components in our subsequent product candidates.

•	Mitigate risks by leveraging our GEM 21S data and experience to accelerate development of our orthopedic product candidates. We believe the ability of GEM 21S to safely stimulate bone healing in chronically inflamed bone defects in the jaw resulting from periodontal diseases indicates the potential of our GEM OS product candidates, which, like GEM 21S, are based on rhPDGF and β-TCP, to stimulate bone growth in orthopedic indications. We believe that much of the data and experience generated as part of the GEM 21S clinical development will be useful in gaining the approval of GEM OS1 and GEM OS2, including product manufacturing procedures and records, stability test results, analytical test methodology, pre-clinical and human safety test results and, potentially, efficacy information.

•	Maximize the value of our orthopedic and sports injury product candidates through control of distribution channels. We have retained all marketing and commercialization rights to our orthopedic and sports injury product candidates. In the US, we plan to build a sales force utilizing independent representatives managed by an in-house sales management team and supported by employee product specialists. This will allow us to have an immediate impact in the market by leveraging existing surgeon relationships. Over time, we will transition through a hybrid independent-direct structure, ultimately evolving to a direct sales model. Outside the US, we will utilize distributor relationships to enable product introduction and adoption in local markets.

•	Maximize the commercial potential of GEM 21S with our strategic distribution partner. We received FDA marketing approval for GEM 21S in November 2005 and Health Canada marketing approval for GEM 21S in May 2006. We have partnered with Luitpold for the worldwide marketing and distribution of GEM 21S. We provide Luitpold with marketing assistance to help maximize sales. We retain exclusive manufacturing rights for GEM 21S, we are the sole source supplier of the product to Luitpold, and we collect royalties on sales.

•	Capitalize on the broad healing activity of rhPDGF. GEM 21S and all our initial drug-device combination product candidates utilize rhPDGF to enhance the activity of the device component, such as β-TCP. rhPDGF stimulates cells responsible for the healing of not only bone, but also has been shown in animal and in vitro studies to stimulate cells responsible for the healing of cartilage, ligaments and tendons. By initially focusing our efforts on this single bio-active protein, we believe that we can efficiently leverage our expertise in this molecule to address multiple clinical indications with large market opportunities.

Product and Product Candidates

The table below summarizes our current product and product candidates.

Product or Product Candidate		Indication/Proposed Indication
Periodontal	GEM 21S	Periodontal bone defects and gum tissue recession associated with periodontal disease
Orthopedic	GEM OS1	Open (surgical) fracture treatment
	GEM OS2	Closed (non-surgical) fracture reduction Local bone augmentation for osteoporosis
Spine	GEM OS2	Prophylactic vertebral compression fracture Local bone augmentation for osteoporosis
Sports Injury	GEM C GEM LT	Cartilage Ligament and tendon
Cranio-Maxillofacial	GEM ONJ	Osteonecrosis of the jaw

GEM 21S Growth-factor Enhanced Matrix for Periodontal Indications

GEM 21S was approved by the FDA in November 2005 and by Health Canada in May 2006 for the treatment of intrabony and furcation periodontal defects and gum tissue recession associated with periodontal defects. GEM 21S combines β-TCP with rhPDGF. The β-TCP component of GEM 21S physically fills bone defects providing a biocompatible scaffold or matrix that facilitates new bone formation while the rhPDGF actively promotes the growth of new bone into the treatment site through the direct stimulation of osteoblasts, or bone forming cells. Additionally, rhPDGF has been reported to promote the formation of new blood vessels to support bone and adjacent soft tissue growth in animal and in vitro studies, although clinical studies to demonstrate this property in GEM 21S have not been performed.

Market Opportunity.    In the US, approximately 3.3 million periodontal procedures are performed annually. These include regenerative procedures, dental implants, ridge preservation and augmentation procedures and aesthetic grafting procedures. We believe that more than one million of these procedures, specifically those for treatment of bone loss associated with periodontal disease and gum tissue recession, would be suitable for GEM 21S therapy based on current product labeling. In addition, our marketing partner Luitpold intends to seek approval for additional indications such as ridge preservation and augmentation.

Clinical Development.    We submitted a pre-market application, or PMA, for GEM 21S to the FDA in March 2004. In July 2004, an FDA advisory panel unanimously recommended that GEM 21S be approved. We received FDA approval for GEM 21S in November 2005 with no post-approval animal or clinical study requirements. The FDA approval was granted with three post-approval requirements relating to establishing an rhPDGF identity test, evaluating quality testing of our first 30 lots of product and prohibiting our use of lots of rhPDGF that were fermented by Novartis after September 2002 until supplemental approval is received from the FDA to include the PDGF fermentation site. We filed a supplement to our PMA in May 2006 in accordance with the GEM 21S approval requirement that we establish and validate an immunological identity test for rhPDGF-BB. The FDA approved our PMA supplement in July 2006 to implement a new Enzyme-Linked ImmunoSorbent Assay, or ELISA, PDGF identity test. Regarding the second requirement, we submitted all quality testing data that was available to us in August 2006. We will submit the data on the remaining lots of product as soon as it is available. Regarding the third requirement, the FDA granted us approval in September 2006 to include Novartis’ rhPDGF fermentation site in our GEM 21S PMA and removed the restriction on our use of rhPDGF lots manufactured after September 2002, thereby satisfying the third post-approval requirement, and providing additional, large scale manufacturing capacity to ensure the adequate supply of rhPDGF-BB available for use in GEM 21S and GEM OS1.

We applied for marketing authorization for GEM 21S as a device in the EU in December 2003. EU regulators questioned whether GEM 21S should be treated as a device or a drug (medicinal). During the second quarter of 2005 we continued to meet with EU regulators in order to ascertain how GEM 21S would be regulated in the EU. In August 2005, the EU Commission determined that GEM 21S will be regulated as a drug (medicinal), in contrast to the US where it is regulated as a device. No additional clinical trials are expected to be required to gain market approval as a medicinal product. We have initiated the process of transferring the device dossier into a drug dossier. While we continue to project EU approval of GEM 21S in the second half of 2007, we cannot be sure that additional clinical trials will not be required, that EU approval for GEM 21S will be granted in a timely fashion, or at all, or that there will be no delays in transferring the device dossier into a drug dossier.

Clinical Results.    In initial human clinical studies, we tested the use of rhPDGF with allograft to stimulate tissue healing using a variety of scaffolds. Nine months after placing the test material around teeth in patients with severe periodontal disease, the teeth and adjacent jawbone were excised and we analyzed the teeth and accompanying tissue for new bone formation. The data demonstrated that rhPDGF treatment caused significant new bone formation adjacent to the tooth root.

Based on this data, we conducted a 180 patient double-blind, randomized controlled trial to evaluate the safety and efficacy of GEM 21S for the regeneration of bone and adjacent tissues in the treatment of periodontal defects. The study contained three groups: two groups were given different doses of rhPDGF used in combination with β-TCP and the third group, the active control, was given β-TCP plus buffer (ie, no rhPDGF). We included only subjects with advanced bone defects requiring surgical treatment in the study. The patients received standard periodontal surgery followed by the placement of the test compound. We monitored the patients for six months after surgery, during which time we held follow-up visits to monitor safety and to obtain clinical and radiographic data to determine efficacy. Measurements of effectiveness, with statistically significant importance, in the pivotal trial included:

•	Gain in soft tissue attachment level – Clinical Attachment Level (CAL)

•	Height of new bone in the original bone defect – Linear Bone Growth (LBG)

•	Percent of original bone defect filled with new bone – Percent Bone Fill (%BF)

•	Height of soft tissue around tooth – Gum tissue recession

The statistically significant results of the study are summarized in the table below.

Endpoint	GEM 21S	β-TCP Control	P-value*
CAL gain (mm): 3 months	3.8	3.3	(p<0.05)
LBG (mm): 6 months	2.5	0.9	(p<0.01)
%BF: 6 months	56.0	17.9	(p<0.01)
Gum tissue recession (mm): 3 months	0.5	0.9	(p<0.05)

*	A p-value is a measure of statistical significance. A p-value of less than 0.05 is considered to be statistically significant. A p-value of less than 0.01 is more statistically significant than a p-value of less than 0.05.

These results demonstrate that GEM 21S treatment led to a significant increase in healing of the bony defect in the periodontal lesion. Additionally, GEM 21S treatment expedited soft tissue attachment gain at three months following surgery (CAL gain) and decreased gum tissue recession, further demonstrating the efficacy of GEM 21S.

This case study shows the use of GEM 21S for the treatment of a periodontal bone defect.

To evaluate the amount of bone growth that occurred with the different treatment groups, x-rays were taken prior to treatment and at six months following treatment. Changes in the x-rays were then used to determine the amount of bone growth that had occurred.

The results of the clinical study demonstrated that GEM 21S treatment led to statistically significant benefits in bone growth and healing of the periodontal bone defects compared to the active control group that received the β-TCP, without the addition of rhPDGF. There were no serious adverse events during the study that were directly attributed to the use of GEM 21S and no statistically significant difference in the incidence of adverse events between the treatment and control groups. In summary, the results of the pivotal clinical study demonstrated that GEM 21S is a safe and effective treatment, leading to acceleration of healing and the stimulation of new bone formation.

In September 2006, we announced preliminary results of the long-term efficacy of GEM 21S. Radiographic (x-ray) analysis of bone growth showed that sites treated with GEM 21S demonstrated a statistically significant increase in bone fill throughout the 24-month observation period as compared to treatment with the β-TCP matrix alone. Further, bone formation in the active control group that received the β-TCP, without the addition of rhPDGF, never achieved the degree of bone formation during the 24-month period as was observed at 6 months in the GEM 21S group. We are submitting these results to the FDA with a request that the FDA approve them for inclusion in the GEM 21S labeling.

Statistically significant results of the study are summarized in the chart below.

Analysis of percent bone fill, determined by radiographic assessment at six and 24 months, demonstrate that treatment with GEM 21S led to a significant increase in bone fill throughout the 24 month observation period as compared to β-TCP alone.

We have entered into an exclusive agreement with Luitpold, who is responsible for the worldwide marketing, sales, distribution and development of GEM 21S for the repair or reconstruction of cranio-maxillofacial ossesous defects. As part of the agreement, we will receive license fees, royalties, marketing assistance and milestone payments and we will be the sole source manufacturer of GEM 21S.

GEM OS for Orthopedic and Spine Indications

We received approval from the FDA to commence a feasibility trial with GEM OS1 for the treatment of hindfoot and ankle fusions and we completed patient enrollment of 20 patients in July 2006. We believe this indication is a good first study because of (1) the large number of foot and ankle surgeries utilizing bone graft that are performed each year (more than 66,000 foot and ankle fusions in 2003); (2) the reported non-union rate in the clinical literature for these procedures suggests that there is a clinical need for an improved therapy (8-12%); and (3) these fusions represent an elective procedure, which will improve the chances for a high percentage of patient follow-up in the study. The pilot study included 20 patients at three centers with nine months follow-up. The trial was designed to compare using GEM OS1 together with metal screws to secure the position of the bones versus using bone harvested from another location within the patient’s own body together with metal screws, which is currently considered the standard of care. In December 2006, we announced initial results from the feasibility trial. A number of assessments were made for the two treatment groups, including: (1) an assessment utilizing computer imaging technology known as computerized tomography (CT) scans; (2) an assessment using the American Orthopaedic Foot and Ankle Society (AOFAS) clinical rating system, which is a standardized rating system that measures how well the hindfoot or ankle function; and (3) a patient-scored pain assessment. Each of these assessments suggested that GEM OS1 treatment is as effective as autograft for the stimulation of bone healing (fusion), without the additional pain and morbidity associated with the harvesting of the autograft. The key findings from the interim analysis of the US pilot study include:

•	Assessment of CT scans of the fusion site by an independent reviewer blinded to the treatment found that at 6 weeks 39% of GEM OS1 patients as compared to 34% of autograft patients exhibited bone growth across the joint of greater than 50%. At 12 weeks 63% of GEM OS1 and 50% of autograft patients had achieved greater than 50% fusion across the joint.

•	In the physician-scored AOFAS evaluation, GEM OS1 patients scored higher than the autograft group at six weeks and 12 weeks (56.2 vs. 52.3 and 60.8 vs. 53.3, respectively) (higher score indicates improved function).

•	In the patient-scored pain assessment, GEM OS1 patients had a more favorable outcome than the autograft group at six weeks and 12 weeks (16.3 vs. 26.1 and 16.4 vs. 21.6, respectively) (lower score indicates less pain).

•	The average operative time was less for the GEM OS1 group (118 minutes vs. 144 minutes) as compared to the autograft group.

•	There were no GEM OS1-related serious adverse events reported in the study.

•	There was no evidence of abnormal bone formation at the site of treatment with GEM OS1.

•	There was a higher incidence of smoking history, an established risk factor for delayed bone healing, in the GEM OS1 patients (50%) as compared to the autograft patients (17%).

Based upon review of the interim US data, and similar results from the Canadian foot and ankle study, and the already established safety and efficacy of a similar product, GEM 21S, for bone and periodontal regeneration in the jawbone, an Independent Data Monitoring Committee has recommended expansion of the GEM OS1 US program into a pivotal clinical trial, and we recently received clearance from the FDA to begin such a trial and initiate patient enrollment of up to 280 patients at up to 18 sites. We are working towards addressing issues raised by the FDA in its clearance, and we anticipate that we will begin patient enrollment in the pivotal trial in April 2007. As part of the patient testing performed for our GEM OS1 pilot study, anti-PDGF antibodies were detected in patients in the rhPDGF-BB treatment group. An ELISA test has shown that the antibodies in these patients are non-neutralizing, i.e., they do not block the activity of the rhPDGF-BB. The FDA has asked us to continue testing patients for antibodies to PDGF in the GEM OS1 pivotal study. In more extensive clinical studies previously conducted by Johnson & Johnson using its marketed Regranex® product which has the same active ingredient (rhPDGF) as GEM OS1, similar antibody formation was found, but it was determined to be non-neutralizing, and the FDA determined the product to be safe for widespread human use.

In Canada, our application for an Investigational Testing Authorization (ITA) for a 20-patient pilot study with GEM OS1 for foot and ankle fusions was approved and we completed patient enrollment in April 2006. The study was open-label, included three centers and required nine months follow-up. The pilot study was designed to demonstrate safety and clinical utility to stimulate bone regeneration. As a result of the preliminary data obtained on the first 20 patients, we have received authorization to expand the study to 60 patients, and we have now completed enrollment of the additional patients. We anticipate that during the fourth quarter of 2007 we will release additional data from the expanded Canadian study and file a Device License Application, or DLA, with Health Canada for registration of GEM OS1.

In November 2006, we announced interim results for the Canadian GEM OS1 trial. The data from this study is the first reported clinical experience using GEM OS1 in foot and ankle orthopedic applications. The study was a multi-center, open label trial measuring fusion of joints within the foot. The interim results for the initial 32 patients enrolled in the study were presented on November 4, 2006 and included the following observations: (1) the results so far with GEM OS1 have been at least comparable to autograft; (2) over 70% of the patients included in this interim analysis have at least one risk factor for delayed healing or non-union; (3) following GEM OS1 treatment, a blinded independent radiologist found that by six weeks 30% of patients achieved greater than 50% osseous bridging as measured on CT scans (27 patients analyzed), and by 12 weeks 85% of patients had some degree of fusion and 67% achieved greater than 50% osseous bridging as measured on CT scans (27 patients analyzed), which is similar to published data using autograft, where mean fusion was 48% at 12 weeks on CT scans; (4) upon clinical exam at 12 weeks, 67% of patients were full weight bearing (30 patients analyzed), and by 16 and 24 weeks 90% and 100%, respectively, of patients were full weight bearing (19 and 9 patients analyzed, respectively); (5) in the physician-scored AOFAS evaluation the patients scored 64.4 at 12 weeks; (6) the average procedure time was 104 minutes; (7) there was no evidence of abnormal bone formation; and (8) all the patients in this GEM OS1 trial have been spared the autograft bone harvesting procedure and have therefore benefited by the elimination of donor site pain and potential complications. Subject to the results of the expanded study, we intend to file for Canadian product registration for orthopedic indications in 2007.

We have also received approval for and have completed patient enrollment in a clinical trial in the EU (Sweden) for the evaluation of GEM OS1 for the treatment of distal radius fractures requiring surgical treatment. The pilot study included 19 patients at one center with six months follow-up. We recently announced positive results from this pilot study. In this randomized, controlled study evaluating distal radius (wrist) fractures treated with external fixation versus external fixation augmented with GEM OS1, patients treated with GEM OS1 demonstrated faster bone healing at the fracture site as measured by CT scans. In particular, the 19 patients in the completed GEM OS1 study underwent CT evaluation to track bone healing over time. Based on analysis of the CT scans by a blinded, independent radiologist, GEM OS1 accelerated bone regeneration at earlier time points. At three weeks post surgery, 44% of GEM OS1 treated patients had moderate to complete (50-100%) bone fill across the fracture gap, versus 11% of the control patients. At six weeks, 100% of the GEM OS1 patients had achieved this level of bone fill as compared to 56% of the control patients. Additionally, the product candidate was well tolerated, with no reported serious adverse events related to the device. We anticipate that in the first half of 2007 we will initiate a European registration study with GEM OS1 for the treatment of foot and ankle fusions.

We have also initiated patient enrollment in a pilot study in Sweden evaluating our second orthopedic product candidate, GEM OS2 Injectable Bone Graft, for the closed treatment of distal radius fractures. GEM OS1 and GEM OS2 are two separate formulations that combine rhPDGF-BB with a synthetic bone matrix, β-TCP. In addition to the β-TCP, GEM OS2 also contains bovine collagen as a binder to provide different handling characteristics. GEM OS1 is designed for use in open surgical procedures while GEM OS2 is designed primarily for minimally invasive, percutaneous administration (ie, by injection through the skin) to a fracture site without surgical intervention.

We now have clinical data for three anatomic sites (the foot and ankle, the distal radius, and the jaw) which suggest that our GEM technology stimulates bone regeneration. In addition, to date there have been no product related serious adverse events attributed to GEM OS1 in any of the three GEM OS1 studies. In light of the present phase of research and development, we cannot provide any assurance that we will be successful in developing, obtaining regulatory approval for, or commercializing, our product candidates.

We believe that the ability of GEM 21S to stimulate bone formation in jaw bone defects and the interim results from our three pilot studies for GEM OS1 suggest the potential for our GEM OS product candidates, which also incorporate rhPDGF as the growth factor component with a proprietary resorbable bone filler matrix, to be effective in stimulating new bone growth in orthopedic applications. We are developing our product candidates, GEM OS1 and GEM OS2 for the treatment of specific orthopedic applications, including bone defects, traumatic fractures treated with open and closed surgical procedures and spinal applications, including prophylactic treatment for vertebral compression fractures. The key market opportunities and the corresponding product candidates are profiled below:

Open (surgical) Reduction.    In recent years, there have been more than one million procedures annually in the US involving fusions and corrective surgeries of the foot and ankle. Many of these procedures utilize a bone graft material to stimulate the healing of the bone following surgery. Open, or surgical, reduction of fractures of the long bones (femur, tibia, fibula, humerus, radius, ulna) accounts for an additional 550,000 surgical procedures in the US annually. Surgeons frequently use bone graft in these procedures to fill voids and stimulate the wound healing process.

Our goal is the achievement of approval of our product candidates for a broad range of bone grafting indications. To accomplish this goal, we are evaluating GEM OS1 in several clinical applications. GEM OS1 is similar to GEM 21S in that it combines a particulate β-TCP with rhPDGF. We have received FDA clearance under the trade name OsteoMimetic for a proprietary β-TCP which is a component of our GEM OS1 product candidate, for orthopedic applications, as a bone void filler when the void or gap is not intrinsic to the stability of the bone. Although we are currently not planning on marketing OsteoMimetic as a stand alone product, we believe the FDA clearance may support the regulatory review process for GEM OS1.

Prophylactic Treatment of Osteoporotic Bone.    Osteoporosis is a condition of diminished bone mass, most frequently seen in post-menopausal women that is identified as a contributing factor in an estimated 1.5 million fractures each year. According to industry reports, almost half of all women over age 50 will have a fracture in their lifetimes due to weakened bone mass resulting from osteoporosis. While physicians have the ability to detect osteoporosis and to identify other risk factors for delayed fracture healing, there are few therapies that are well accepted for proactive treatment of these patients with a high risk for fracture.

We believe that a market opportunity exists for the prophylactic treatment of bones at risk for fracture, such as vertebrae adjacent to vertebral compression fractures (VCFs). Kyphoplasty and vertebroplasty are procedures used to treat VCFs. Both procedures involve the injection of an orthopedic cement into the fractured vertebral body to stabilize the compression fracture, thereby eliminating the associated pain.

For both kyphoplasty and vertebroplasty, the cements currently used, such as Polymethylmethacrylate (PMMA), set up to form a solid mass within the vertebral body with little elasticity. Clinical studies have demonstrated that patients treated with vertebroplasty have a 4.6 times greater risk of having a new VCF adjacent to the treated fracture, and when these fractures occur, they occur sooner than non-adjacent level fractures. It is believed that this elevated incidence of VCFs in adjacent vertebrae is due to the presence of the hard non-elastic cement in the treated vertebrae. We believe the prophylactic treatment to stimulate new bone growth in the adjacent vertebrae has the potential to dramatically minimize the number of new VCFs occurring.

We are developing our GEM OS2 product candidate for direct percutaneous injection into the vertebral body. We have licensed the rights to an injectable scaffold similar to an already FDA-cleared product. We have completed initial safety testing of our GEM OS2 product candidate and are conducting additional pre-clinical studies to support our spine program.

Closed Fracture Reduction.    Approximately 11 million fractures per year in the US of the radius, humerus, tibia, fibula and femur occur where the treatment relies upon closed reduction or closed, non-surgical treatment. Of these fractures, an estimated five to 10% have impaired or delayed healing due to patient specific factors such as smoking, diabetes and osteoporosis.

We also are developing GEM OS2 for the treatment of fractures not requiring surgery. GEM OS2 combines rhPDGF with an injectable bone matrix. The product candidate will be injected through the skin into the fracture site, locally delivering rhPDGF to accelerate fracture repair. Closed fracture reduction procedures comprise the largest number of orthopedic procedures today. According to hospital and outpatient procedural data, 2.8 million closed fracture procedures are performed a year. While a significant number of these are treated with casts, we believe that a large number of patients who require longer healing times would benefit from our GEM OS2 product candidate. We have initiated enrollment in a pilot study in Sweden that will evaluate GEM OS2 for the treatment of distal radius fractures. The study design will be comparing fractures treated with external fixation in the presence or absence of GEM OS2.

Revision Total Joint Arthroplasty.    Total joint arthroplasty is the definitive treatment for end stage arthritis in the hip and knee. In 2003, more than 800,000 joint replacement procedures were performed in the US. Of these procedures, an estimated 70,000 were revision surgeries resulting from a failure or wearing out of the primary prosthesis. Revision hip and knee arthroplasty is often characterized by diminished bone and soft tissue structures supporting the implant. Surgeons will frequently use some type of bone graft as a void filler and a stimulus for the regeneration of bone. Even when the primary procedure used cement, the majority of revision procedures will be done using a porous prosthesis, with the goal being to gain a biological interlock between the bone and the implant. We believe that a synthetic void filler that can help stimulate the biological interlock with the prosthesis could improve outcomes in these procedures.

Pre-clinical Results: Bone Healing.    Scientific studies in animal models have demonstrated that local administration of rhPDGF in a suitable matrix can lead to enhancement of fracture repair while systemic administration can strengthen the skeleton throughout the body. In a study we conducted, we combined rhPDGF with a synthetic bone matrix and evaluated its ability to stimulate bone repair in an osteoporotic/geriatric rat model. This model was designed to mimic fracture repair in individuals with delayed wound healing capabilities. For the study, an osteotomy fracture was surgically created in the lower leg of the rat (shown in diagram (A) below), the leg was stabilized by the placement of a pin within the leg, and the test compound was placed around the fracture site (shown in diagram (B) below). The tissues covering the fracture sites were then sutured back into place and the fractures allowed to heal.

At five weeks post injury, the injured leg and the opposite uninjured leg in each rat were evaluated for mechanical strength. The results of the study (shown below) are presented as the mechanical strength of the injured leg as a percentage of the strength of the opposite uninjured leg. These results demonstrate that the fractured leg was statistically weaker than the unfractured leg in both the untreated animals and the control animals treated with the delivery matrix only, with no added rhPDGF. In contrast, treatment with the matrix combined with rhPDGF (GEM OS) led to restoration of mechanical strength to the fractured leg that was comparable to the strength of the opposite uninjured leg.

*	P-values from a paired t-test comparing the mean strength values (Torque at Failure (Nm)) between the injured leg and the uninjured leg for each of the treatment groups at five weeks post injury. P-values less than 0.05 are considered statistically significant.

A separate study was conducted in an osteoporotic rat model where rhPDGF was administered by intravenous injection three times a week for six weeks. At six weeks, the skeletons of the rats were analyzed to measure bone mineral density and biomechanical strength. Treatment with rhPDGF prevented bone loss and significantly increased bone density in the spine and long bones. Biomechanical testing indicated increased vertebral body compressive strength and increased stiffness and strength in the long bones of the skeleton. Further, these results suggest that rhPDGF treatment has the ability to increase bone density and strength throughout the skeleton.

In an osteotomy fracture repair model in rabbits, administering rhPDGF locally to the fracture site led to significant healing as demonstrated by measuring biomechanical strength of the fractured legs. Treatment with rhPDGF in a collagen matrix led to restoration of strength to the fractured legs equivalent to the contralateral unfractured legs, while treatment with a collagen matrix alone did not cause significant healing to take place, further supporting the potential use of rhPDGF in the healing of fractures.

Product Candidates for Sports Injuries

We intend to use our proprietary technology to develop products addressing unmet medical needs in sports injury, initially targeting cartilage, ligament and tendon repair and regeneration.

Cartilage, ligament and tendon repair and regeneration represent significant unmet clinical needs. Each year there are over 22 million sports-related injuries in the US, most of which are treated conservatively with rehabilitation techniques. Because of the lack of therapies that can stimulate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain.

Cartilage Injuries.    Cartilage is the soft tissue in the joints of the body that acts as a shock absorber and lubricant during motion of the joint. Because damaged cartilage does not heal by itself and slowly breaks down over time, the result can lead to a complete wearing away of cartilage, leading to osteoarthritis. Currently, there are limited therapies to regenerate cartilage although a number of therapeutic and surgical methods are used to minimize the pain and disability from cartilage injuries. In 2003, an estimated 290,000 patients received surgical treatment for cartilage defects. In addition, approximately 2.6 million injections into the knee were administered in 2005. While knee injections may reduce the pain associated with osteoarthritis for a limited time period, they do not stimulate the healing of the damaged cartilage.

Ligaments and Tendon Injuries.    Ligaments, the tissue structures that connect bone to bone, and tendons, the tissue structures that connect muscles to bone, are crucial to the biomechanical functions of the body. Injuries to ligaments and tendons are very common, and while typically these injuries can be treated conservatively with rehabilitative techniques, these injuries are often slow to heal or do not heal completely. Currently, there are limited therapeutic products that stimulate the healing and regeneration of ligament and tendon tissues.

Tendon injuries are a frequent source of visits to the orthopedic surgeon. Approximately 400,000 rotator cuff injuries lead to surgical intervention each year. Of these repairs, as many as 20% will be non-healing or develop re-injury. The problem of ineffective repair is highlighted by a study using a goat model of rotator cuff injury in which the cuff is completely detached and repaired in the same procedure. The study found that on average two common reattachment techniques only restored approximately 20% and 32% of the normal cuff biomechanical strength at six and 12 weeks, respectively. Another common type of tendon injury includes those to the Achilles tendon. The need for new reparative technologies to this type of injury is highlighted by the findings that repairs of the Achilles tendon have been observed to re-rupture at a rate of seven percent due to degeneration of the connective tissue and accumulation of microtears.

Tears of the anterior cruciate ligament (ACL) are most commonly associated with traumatic sports injuries. Minor tears are eligible for conservative treatment, but each year more than 237,000 patients undergo surgery for larger tears and transections. The poor healing ability of the ACL contributes to the frequency of these surgeries and requirement for reconstruction using patellar tendon grafts.

Pre-clinical Research: Cartilage, Ligament and Tendon Healing.    Based upon the demonstrated biology in studies in animals and in vitro that rhPDGF can stimulate proliferation of the structural cell types that make up cartilage, ligaments and tendons and published studies in animals and in vitro that support the potential use of rhPDGF for accelerating healing of these tissues, we believe that rhPDGF has the potential to be an effective therapy for the repair of these tissue types. The use of rhPDGF to stimulate tissue repair across a broad spectrum of tissues is supported by the demonstrated clinical efficacy of rhPDGF to stimulate the healing of tissues as diverse as diabetic chronic non-healing ulcers of the skin (Regranex®) and bone defects of the jaw associated with advanced periodontal disease (GEM 21S).

Cartilage, ligament and tendon tissues are all derived from cells of mesenchymal origin. In an adult, undifferentiated mesenchymal stem cells, or MSCs, are available to differentiate into cell types required for the healing of cartilage, ligament and tendon. rhPDGF has been shown in studies in animals and in vitro to stimulate both the recruitment and proliferation of these stem cells, causing a localized increase in their number at a site of injury. Once present, the stem cells then differentiate into the appropriate cell type for the tissue undergoing repair. These can include differentiation into chondrocytes for cartilage repair, or fibroblasts for tendon and ligament repair. In addition to rhPDGF’s actions on MSCs, the growth factor also can interact directly with the mature differentiated structural cells.

Based upon pre-clinical studies of chondrocytes, the cells that make up cartilage, we hypothesize that rhPDGF will be effective for repairing cartilage defects. Cell culture studies have demonstrated that chondrocytes strongly proliferate when exposed to PDGF in a dose-dependent manner. A similar capacity for PDGF to stimulate chondrocyte expansion in vivo in animals has also been reported. In a published study, copolymers of polylactic acid and polyglycolic acid were pretreated with PDGF for four to 24 hours, loaded with chondrocytes, and then injected into the calf muscle in rats. At eight weeks post-injection, the measured cross-sectional area of the implant containing the chondrocyte population was significantly greater in the PDGF treated groups as compared to controls.

Supporting the use of rhPDGF for tendon repair, published in vitro studies with rhPDGF treatment to tendon cells have demonstrated a potent effect on a variety of activities critical to the reparative process. These include the stimulation of elevated expression of collagen, protoeoglycan content and integrin receptors. Additionally, PDGF has been shown to stimulate the proliferation of tendon fibroblasts, cells that make up the structural component of these tissues.

Regarding the use of rhPDGF for ligament repair, PDGF is a key stimulator of cell migration and proliferation for fibroblast cells isolated from ACL tissues. These cellular events are the likely basis for the greater strength observed in a sheep model of ACL reconstruction employing PDGF. In contrast to controls, the study group receiving grafts affixed with PDGF coated sutures showed significant increases in tensile stress and a greater load to failure. In studies of the rat medial collateral ligaments (MCL), the injured MCL was treated with a collagen/PDGF matrix. At 12 days post-operation, animals receiving PDGF exhibited a 90% improvement in MCL strength, suggesting an important role for the growth factor in repairing native ligaments.

We have started pre-clinical work in evaluating matrix materials that can be combined with rhPDGF for tendon and ligament repair applications. The matrix materials under evaluation are being selected to specifically target the tissue type to be treated. In light of the present phase of research and development, we cannot provide any assurance that we will be successful in developing, obtaining regulatory approval for, or commercializing, our product candidates. We currently anticipate that we will complete initial pre-clinical development to show proof of principle for use of GEM LT to treat rotator cuff injuries in 2007. We are in a relatively early phase of research and development for cartilage repair applications.

Product Candidate for Osteonecrosis of the Jaw

We are currently developing a product candidate for treating osteonecrosis of the jaw, or ONJ. ONJ is a growing problem in the US in patients receiving bisphosphonates for the treatment of severe osteoporosis and other diseases. Bisphosphonates are a class of drugs that inhibit the naturally occurring resorption (or break down) of bone. The typical clinical presentation of ONJ includes pain, soft-tissue swelling and infection, loosening of teeth, drainage, and exposed bone. These symptoms may occur spontaneously, or more commonly, at the site of previous trauma, including tooth extraction. Patients may also present with feelings of numbness, heaviness and/or tingling of the jaw. The latter cases may be diagnosed after finding exposed bone in the jaw which does not heal following use of current therapies. There are currently no FDA approved treatments for ONJ.

Treatment options are generally conservative in nature and surgeon specific. Treatments that have been described for ONJ have included the use at the lesion site of chlorhexidine and antibiotics to prevent the spread of disease. Dental procedures that cause disruption of the bone as a result of the treatment, including tooth extractions and oral surgery procedures, are generally avoided in patients with ONJ due to the concern of exacerbating the lesion within the jaw.

We believe that the treatment of ONJ with rhPDGF-BB will stimulate the healing of the decaying bone and overlaying tissues. Our ONJ product candidate will be part of our GEM family of product candidates and consists primarily of an injectable rhPDGF-BB formulation. rhPDGF-BB is the product candidate’s only active ingredient, and it does not include a matrix like our other product and product candidates. As a result, our ONJ product candidate will be reviewed by the FDA as a drug. In February 2007 we received orphan drug designation from the FDA for the use of rhPDGF-BB for the treatment of ONJ. Orphan drug status may be designated for a drug that has the potential to treat a ‘‘rare disease or condition,’’ which generally is a disease or condition that affects fewer than 200,000 individuals within the US. Drugs that receive orphan drug designation are eligible for certain tax credits for some clinical investigation costs. If a product candidate which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the approved product is entitled to orphan exclusivity, meaning that the FDA may not approve any other application to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Although our product candidate has received orphan drug designation, it may not receive orphan drug marketing exclusivity for ONJ. More than one product with the same active ingredient can have orphan designation for the same indication, so if the FDA grants orphan designation for treating ONJ to one or more other PDGF products and if one of those other PDGF products is approved before our drug candidate is approved for that indication, we would not receive orphan exclusivity and would be blocked for seven years from having our drug candidate approved for that indication. Also, neither orphan drug status nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for that indication. We plan to begin a clinical trial for our ONJ product candidate by the end of 2007.

Scientific Background

PDGF Family of Growth Factors

Platelet-derived Growth Factor, or PDGF, is a family of growth factors which contains five different members that are found naturally in the body. We are working with a synthetic version of the BB form of PDGF (PDGF-BB) which is a homodimer of two separate B-chains that are covalently linked together through disulfide bonds. The PDGF-BB that we use in GEM 21S and our GEM product candidates is manufactured using recombinant DNA technology in a yeast expression system. The gene that codes for the human sequence of the PDGF B-chain is inserted into yeast cells. The gene is then activated to cause the production of the PDGF B-chain protein. The protein is secreted from the yeast cell into its culture media, and the protein purified from the media to homogeneity.

There are two PDGF receptors that are present on the surface of target cells. Depending upon the number and ratio of the receptors present on a cell, the cell will be more or less responsive to the different PDGF family members. rhPDGF-BB has the ability to bind with high affinity to both receptors, providing it with unique properties within the PDGF family. Depending on the location of an injury, different cell types that respond to rhPDGF-BB are stimulated.

Role of PDGF in Tissue Repair

Tissue repair at injury sites occurs as a result of a complex series of events. For successful tissue repair to take place, the appropriate cell types must be recruited to the injured site in a coordinated fashion. One of the proteins that is critical for orchestrating this process is PDGF.

PDGF stimulates a wide spectrum of biological activities that places it at the top of the wound healing cascade. PDGF is responsible for stimulating a variety of cellular events critical for the initiation and progression of tissue repair. These include attracting cells into a wound site and stimulating their replication. Depending upon the location of the injury, different cell types respond to PDGF. Animal and in vitro studies have demonstrated that cell types that are stimulated include bone forming cells, cartilage forming cells, MSCs which are bone and cartilage-lineage forming cells, and fibroblasts which are tendon and ligament forming cells. Published animal and in vitro studies demonstrate that PDGF may also work together with other growth factors to enhance the formation of new blood vessels by stimulating vascular smooth muscle cells, a cell type critical for the formation of blood vessels. Additionally, PDGF promotes the release of other growth factors and signaling molecules that accelerate the natural healing process. As a result of its ability to stimulate a multi-faceted set of activities, we believe PDGF plays an integral role in initiating the tissue repair process in the different clinical indications that we are pursuing.

To support the stimulatory properties of rhPDGF, we combine the protein with resorbable three-dimensional scaffolds that are specifically tailored for the tissue being treated. This approach provides both the matrix critical to support the in-growth of the appropriate cell types, while providing for the release of rhPDGF in a localized manner under controlled delivery conditions. It also combines the benefits of delivering a stimulatory growth factor with the structural requirements of a synthetic scaffold to support cell migration and tissue regeneration at the wound site.

Scientific Advisory Boards

We have established two scientific advisory boards that bring expertise in orthopedics, periodontics and cranio-maxillofacial surgery, as well as FDA experience. During 2006, there were three meetings of the orthopedic scientific advisory board. During the year ended December 31, 2005, there was one meeting of the scientific advisory boards. We consult individual members of our scientific advisory boards separately approximately once each quarter on clinical and pre-clinical study design, product and product candidate formulation, clinical indications and on all applications of tissue engineering, focusing on orthopedic and periodontal indications. We pay consulting fees (including in the form of grants of stock options) to, and reimburse the expenses of members of our scientific advisory boards for, the services they provide to us, with the amounts varying depending on the nature of the services. We paid to or on behalf of the current members of our scientific advisory boards aggregate consulting fees and reimbursements of $297,137, $64,820 and $90,577 in 2006, 2005 and 2004, respectively. In addition, we granted options to purchase an aggregate of 34,050, 25,200 and 15,000 shares of our common stock to current members of our scientific advisory boards in 2006, 2005 and 2004, respectively.

Orthopedic Scientific Advisory Board

The current members of our orthopedic scientific advisory board are:

Name	Professional affiliation
Gary Friedlaender, M.D.	Director of BioMimetic; Chairman of BioMimetic’s Orthopedic Scientific Advisory Board; Professor and Chair, Department of Orthopaedics, Yale School of Medicine
Jeffrey Hollinger, D.D.S., Ph.D.	Professor of Biological Sciences and Biomedical Engineering and Director, Bone Tissue Engineering Center, Carnegie Mellon University
Edward Akelman, M.D.	Professor and Vice Chairman, Brown Medical School, Department of Orthopaedics; Chief, Division of Hand, Upper Extremity and Microvascular Surgery, Rhode Island Hospital
Arnold Caplan, Ph.D.	Director of Skeletal Research Center and Professor of Biology, Case Western Reserve University
Michael Ehrlich, M.D.	Vincent Zecchino Professor and Chairman, Department of Orthopaedics, Brown Medical School
Alexander Vaccaro, M.D.	Director of the Delaware Valley Regional Spinal Cord Injury Center, Thomas Jefferson University; Co-Director of Reconstructive Spine Services, Rothman Institute; Co-Director of the Spine Fellowship, Thomas Jefferson University; Professor of Orthopaedic Surgery and Neurosurgery, Jefferson Medical College of Thomas Jefferson University
Joseph Lane, M.D.	Professor of Orthopedic Surgery, Assistant Dean, Medical Students, Weill Medical College of Cornell University; Chief, Metabolic Bone Disease Service, Hospital for Special Surgery; Attending, Orthopaedics, New York-Presbyterian Hospital
Kevin Foley, M.D.	Professor of Neurosurgery, University of Tennessee, School of Medicine; Director of Complex Spine Surgery, Semmes-Murphey Neurological and Spine Institute; Director of the Spine Fellowship, Department of Neurosurgery, University of Tennessee; Associate Professor of Biomedical Engineering, University of Tennessee

Periodontal Scientific Advisory Board

The current members of our periodontal scientific advisory board are:

Name	Professional affiliation
Jeffrey Hollinger, D.D.S., Ph.D.	Professor of Biological Sciences and Biomedical Engineering and Director, Bone Tissue Engineering Center, Carnegie Mellon University
William Giannobile, D.D.S., D.M.Sc.	Najjar Endowed Professor of Dentistry, University of Michigan; Director, Michigan Center for Oral Health Research, University of Michigan; Associate Professor of BioMedical Engineering, University of Michigan; Board Member, American Academy of Periodontology Foundation; Associate Editor, Journal of Periodontology
Myron Nevins, D.D.S.	Associate Clinical Professor of Periodontology, Harvard School of Dental Medicine; Director of Institute for Advanced Dental Studies and Director of continuing Dental Education, Harvard School of Dental Medicine; Editor, International Journal of Periodontics and Restorative Dentistry

Sales, Marketing and Distribution

In December 2003, we entered into three agreements that cover an exclusive worldwide sublicense, research and development, marketing and distribution partnership with Luitpold for GEM 21S.

The exclusive sublicense agreement grants to Luitpold sublicense rights under intellectual property that we license from ZymoGenetics, Inc., or ZymoGenetics, and co-own with and license from Harvard College, or Harvard, and grants Luitpold certain rights to the improvements relating to GEM 21S. Luitpold is responsible for the worldwide sale and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. Luitpold is required to make milestone and royalty payments to us, and is required to maintain agreed upon sales and customer service staffing levels. The agreement provides for a minimum royalty obligation for the first six years following the first sale of GEM 21S. In addition, the agreement obligates us to seek regulatory approval for GEM 21S in the US, EU and Canada, and Luitpold is given an option to seek regulatory approval in all other territories. The agreement also sets forth certain obligations and rights regarding the maintenance and enforcement of the licensed intellectual property rights. As a result of an amendment dated December 2005, this agreement will expire in December 2026, but is subject to indefinite continuous five year extensions by Luitpold upon one years notice. Either party may terminate the exclusive sublicense agreement if the other party breaches a material provision and fails to cure the breach within 60 days of notice. The exclusive sublicense will automatically terminate if either the manufacturing and supply agreement or the research, development and marketing agreement is terminated. If a party’s performance under the agreement is prevented for 12 months because of a force majeure event, the other party may terminate the agreement.

The manufacturing and supply agreement obligates Luitpold to purchase all of its requirements for GEM 21S from us and we are obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. The agreement sets forth the pricing for the products, and provides for periodic price increases based on inflation and/or increases in our manufacturing costs. In addition, the agreement includes minimum purchase commitments for seven years following the first purchase, whereby Luitpold is committed to purchase from us a pre-determined volume of GEM 21S within each calendar year. As a result of an amendment dated December 2005, this agreement will expire in December 2026, but is subject to indefinite continuous automatic five year extensions unless either party gives six months notice of its intent not to renew the agreement. Either party may terminate the manufacturing and supply agreement if the other party breaches a material provision and fails to cure the breach within 60 days of notice. In addition, we may terminate the manufacturing and supply agreement if GEM 21S is found to infringe a third party’s intellectual property rights.

The research, development and marketing agreement outlines our obligations to Luitpold to support its marketing of products subject to the manufacturing and supply agreement and the exclusive sublicense agreement. We have agreed to (1) use commercially reasonable efforts to complete the clinical studies and regulatory filings for GEM 21S in the US, EU and Canada; (2) conduct certain studies necessary to extend the shelf life of GEM 21S; (3) provide Luitpold with marketing assistance; and (4) assist Luitpold with regulatory approvals outside the US, EU and Canada. Luitpold made a lump sum payment to us upon execution of the research, development and marketing agreement and agreed to make a milestone payment to us upon EU approval of GEM 21S. The research, development and marketing agreement will expire on the fifth anniversary of payment of the EU approval milestone payment. Either party may terminate the agreement if the other party breaches a material provision and fails to cure the breach within 60 days of notice. The research, development and marketing agreement will automatically terminate if either the manufacturing and supply agreement or the exclusive sublicense agreement is terminated. If a party’s performance under the agreement is prevented for 12 months because of a force majeure event, the other party may terminate the agreement.

We have retained full commercial rights for our GEM OS product candidates and our sports injury product candidates.

Manufacturing

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of our product and product candidates through the development, clinical testing and commercialization phases.

We have signed manufacturing supply agreements covering the two main components, rhPDGF and β-TCP, of GEM 21S from manufacturers of FDA approved or cleared products (Novartis and Orthovita, Inc., or Orthovita, respectively). We also have signed an agreement with Kensey Nash for development and supply of specific scaffolds for use in orthopedic and sports medicine applications. These agreements provide us with the key constituents of our lead product candidates.

We use four contract facilities to complete the manufacturing, packaging and final product testing for our GEM 21S kits. Patheon, UK, Ltd. performs the aseptic syringe filling of the rhPDGF component. Penn Pharmaceutical Services, Ltd. forms and fills the β-TCP cup and produces the final kit assembly. Isotron plc sterilizes the cups. AAI Development, Inc. handles the final product testing. We use similar contract facilities for the manufacture of our GEM OS1 clinical study kits.

To optimize product supply, quality and cost, we are evaluating bringing the final stages of product manufacturing in-house, including final formulation, filling the syringes and cups that will be packaged in the finished kits, and assembling the kits. Our approximately 23,000 square foot facility in Franklin, Tennessee provides office, research and development and quality control space. We have subleased approximately 3,400 square feet of this facility to two tenants. Each sublease agreement is for a term of three years. We have retained the right to regain possession of the space by relocating the tenants prior to the expiration of their sublease term. We believe additional space will be needed if we bring our product manufacturing in-house. We are developing plans for a scalable in-house manufacturing facility as well as evaluating contingent contract manufacturing to ensure continuous product supply.

Supply Agreements

Novartis/Chiron

In July 2004, we entered into a commercial supply agreement with Chiron (now Novartis) that will permit us to obtain bulk supply of rhPDGF for commercial sale. Under the terms of the agreement, Novartis will exclusively supply us with rhPDGF for use in certain periodontal and orthopedic applications. We are obligated to purchase minimum specified quantities of rhPDGF beginning in 2006 and increasing as of 2007. Under the agreement, the annual product prices we are obligated to pay vary depending on the quantity of rhPDGF we order. The agreement covers a seven-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date.

Orthovita

In August 2002, we entered into an agreement with Orthovita pursuant to which Orthovita will manufacture and exclusively supply us with β-TCP for use in GEM 21S. We executed a long-term supply agreement with Orthovita for clinical and commercial supplies of β-TCP in bulk quantities. We are required to purchase all of our requirements for β-TCP for periodontal and maxillofacial indications from Orthovita. Under the agreement, the annual product prices we are obligated to pay vary depending on the amount ordered and the years in which we place orders. The agreement covers a 10-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for up to two five year renewal terms.

Kensey Nash

In June 2005, we entered into an agreement with Kensey Nash to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. Under the agreement, Kensey Nash will exclusively manufacture and supply the scaffold materials for us and we will be responsible for final formulation, fill and finish activities. We are responsible for obtaining US and foreign regulatory approvals for any resulting products. We are required to commercialize any resulting products in the US within 12 months of receipt of FDA approval. We have the exclusive right to distribute and sell the resulting products worldwide. In addition, we agreed to pay royalties to Kensey Nash based on net sales of commercial products worldwide for the term of the agreement.

The agreement covers a 10-year term following the commercialization of a product, with two automatic two-year extensions, unless either party provides notice not to extend. If Kensey Nash elects not to extend the agreement, it is obligated to continue to supply us with predefined amounts of products for a limited time beyond the agreement’s expiration. The agreement terminates if we do not make our first commercial sale of a product developed under the agreement within seven years. We paid Kensey Nash an initial payment on the effective date of the agreement. We have made a second payment after we agreed to continue the agreement beyond a feasibility period.

In December 2006, we amended our agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. In particular, we made a payment to Kensey Nash upon executing the amendment as compensation for development that had been completed relating to a matrix for sports medicine applications, and we agreed to make certain quarterly payments to Kensey Nash during 2007 and 2008. To offset these payments, the milestone payments in the original agreement relating to the first commercial sale of product were reduced by an amount equal to the quarterly payments and the payment made upon signing the amendment. Furthermore, under the amendment we now have the right to terminate the sports medicine development program upon 30 days notice. We are still required to make subsequent payments to Kensey Nash based on the achievement of certain regulatory and commercial milestones of the orthopedic products developed under the agreement.

Each of our suppliers has the ability to curtail manufacturing of the products at their discretion with the only requirements being that each must provide a minimum level of future product prior to ending production and each must transfer the technology to another manufacturer.

Milestone and Royalty Payments

As discussed above, under our agreements with Luitpold, ZymoGenetics, Harvard, Kensey Nash and Novartis various milestone payments are required. Luitpold is required to make certain milestone payments to us, and we are required to make certain milestone payments to ZymoGenetics, Harvard, Kensey Nash and Novartis, based on the occurrence of certain events. These milestones relate to the achievement of certain clinical developments, regulatory filings and approvals and sales levels for GEM 21S and our GEM OS and GEM LT product candidates. Upon receipt of FDA approval of GEM 21S, we received a $15 million milestone payment from Luitpold. We are entitled to an additional milestone payment from Luitpold on the second anniversary of our FDA approval and if the combined sales of GEM 21S and GEM OS1 achieve certain sales levels. We were required to make milestone payments to ZymoGenetics in connection with the initiation of pivotal clinical trials of GEM 21S, certain regulatory filings and approvals for GEM 21S, the receipt of FDA approval of GEM 21S, the filing of the GEM OS1 IDE, and the initiation of the GEM OS1 Canadian registration study. We were required to make milestone payments to Harvard in connection with the receipt of FDA approval of GEM 21S, the initiation of pivotal clinical trials of GEM 21S, our execution of a manufacturing and supply agreement with Novartis and our acquisition of certain patents from the Institute of Molecular Biology. We are required to make milestone payments to Kensey Nash in connection with the initiation of clinical trials, certain regulatory filings, product approvals, and/or commercial launch of GEM OS2 and GEM LT.

Many of the events triggering a milestone payment requirement remain contingent and have not yet occurred. Assuming that all future contingencies are met and all milestone payments are made, the milestone payments that we are required to make will be substantially offset by the milestone payments that we receive. Although we cannot know when milestones will be achieved, the milestones that we currently anticipate will be paid to us or paid by us in the near term, ie, 2007 to 2009, will result in a net payment to us of $8.33 million. We anticipate that milestone payments to us or by us from 2010 to 2012 will result in a net milestone payment by us of $7.23 million, resulting in an overall net milestone payment to us of $1.1 million through 2012.

Luitpold also is required to make minimum royalty payments to us, and we are required to make minimum royalty payments to ZymoGenetics. The minimum royalty payments we receive from Luitpold will be offset by minimum royalty payments we are required to make to ZymoGenetics resulting in net minimum royalty payments to us of $300,000 in 2006-2007, $2.8 million in 2008-2009 and $4.8 million in 2010-2011.

We believe that a substantial portion of future milestone payments are not material to our business or prospects because we anticipate that they will occur well in the future, or they are conditioned upon achieving product sales targets which also are well in the future or represent sales targets which are substantially in excess of the current or foreseeable sales targets, the achievement of which, if attained, would be in the future. We believe that the only milestone payments that may be material would result in payments to us of $10 million upon our receipt of EU regulatory approval of GEM 21S, and $5 million due upon the second anniversary of our receipt of US regulatory approval of GEM 21S, both of which we anticipate will occur by the end of 2007.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing upon our proprietary rights. We seek to protect our proprietary position by, among other methods, filing US and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

We derive our patent rights from four sources: (1) ownership rights purchased from the Institute of Molecular Biology; (2) ownership rights derived from technology we developed; (3) licensing rights acquired from ZymoGenetics; and (4) licensing rights acquired from Harvard. We believe that our owned and licensed patents provide freedom to operate under patents that cover the composition and use of tissue growth factors. GEM 21S and our lead product candidates are protected by patents we have licensed or have purchased and co-own.

We have licensed 19 US patents and their foreign counterparts from ZymoGenetics covering various formulations of PDGF or manufacturing processes for PDGF. Of the eight of these licensed patents that remain unexpired, the first patents will expire in March 2009 and the last of these patents will expire in May 2016. We own 11 US patents and numerous foreign counterpart patents, which were purchased from the Institute of Molecular Biology. Nine of these patents are co-owned with Harvard, and Harvard has exclusively licensed its rights in these patents to us. Several of these patents cover compositions of various growth factors, including PDGF, either alone or in combination with one another. Other of these patents cover methods of using such compositions to heal wounds or to promote the growth of bone, ligaments, or nerves. Of our 11 owned patents, nine remain unexpired. The next of these patents to expire will occur in January 2008, and the last of these patents will expire in January 2020. The two patents that have expired did not cover our product or our current orthopedic product candidates.

We license, own or co-own two unexpired patents which cover our GEM 21S product and our current orthopedic product candidates. One of these patents is a method patent covering the use of PDGF to promote the growth of damaged bone, periodontium or ligament, and it will expire in 2009 unless we are successful in obtaining a patent term extension. We have filed an application with the US Patent and Trademark Office for a patent term extension until 2012, although it may be several years before we receive a final ruling on this request. The second of these patents is a composition patent that covers the isolated form of rhPDGF included in our product and our current orthopedic product candidates, and will expire in 2010. Outside of the US, GEM 21S and our product candidates are protected by patents in the EU until 2010 and in Canada until 2015.

One of our licensed issued US patents covering our GEM 21S product may have expired in July 2006. Both the patent that may have expired in July 2006 and the patent that will expire in 2010 cover the specific PDGF molecule used in GEM 21S, but they each claim the molecule in a slightly different way – one patent claims the molecule in its isolated form, whereas the other patent claims the molecule in absence of certain impurities. We believe that the coverage of the two patents is cumulative and that the expiration of one patent in July 2006 did not significantly affect our intellectual property position or our business.

In February 2007 we converted one of our US provisional patent applications to a US utility patent application and an international patent application. As a result, we now own three pending US utility patent applications, three pending international utility patent applications, and have rights in five pending US provisional patent applications. The 11 pending patent applications focus on technology that we developed internally and seek to cover specific dosages of PDGF or specific medical applications for PDGF. Our patent applications are pending review by the United States Patent and Trademark Office and we are unable to predict what protection will be afforded by these applications, or if any protection will be ultimately granted.

We entered into a license agreement with Harvard that provides us with an exclusive worldwide license to the patents we co-own with Harvard, and which are directed towards the use of rhPDGF and other growth factors for the healing and restoration of bone and other tissue defects. The agreement term extends to the date of the last to expire licensed patent. Under the agreement we are obligated to make certain royalty and milestone payments to Harvard. Harvard may terminate the agreement if we fail to make such payments, maintain certain insurance requirements, and pursue commercialization of the licensed technology. In addition, Harvard may terminate the agreement if we are convicted of certain criminal acts, become insolvent, or breach an obligation under the agreement and fail to cure such breach within 120 days of notice. We may terminate the agreement by giving Harvard 120 days written notice of our intent to do so. The key patent rights covering the use of PDGF to stimulate bone growth at sites of surgical intervention that we co-own with Harvard may expire in 2009 and are limited to the US. In December 2005, we filed a request with the United States Patent and Trademark Office seeking to extend the term of these patent rights to March 2012, and our extension request remains pending. There is no guarantee that the United States Patent and Trademark Office will grant this extension, or if granted, that the length of the extension will extend to March 2012. We believe that the co-owned patents provide us with freedom to operate under the patents we co-own with Harvard for the use of rhPDGF in the periodontal and musculoskeletal fields.

We entered into two license agreements with ZymoGenetics that give us the exclusive rights within certain fields of use under the ZymoGenetics patents. The first agreement, entered into in

March 2001, provides us with rights to develop rhPDGF in the periodontal and cranio-maxillofacial applications. Under this agreement, we acquired a license under patent rights and know-how controlled by ZymoGenetics, to develop, make, import, sell and commercialize products for the treatment of periodontal disease and bone defects of the head and face. We paid ZymoGenetics an initial license fee and agreed to meet certain due diligence milestones, including working to register one or more of the licensed products for commercial sale. In addition, we agreed to pay royalties to ZymoGenetics based on net sales of licensed products on a country-by-country basis for the term of the agreement. We also are responsible for payments based upon the achievement of certain milestones as well as a sales bonus payment if total sales by us, our affiliates and sublicensees exceed an agreed upon threshold. In addition, we are required to pay ZymoGenetics a sublicense fee as a result of the sublicense to the ZymoGenetics’ patents that we granted to Luitpold.

The second agreement, entered into in January 2003, expands the field of use for the development of rhPDGF to include bone, cartilage, tendon and ligament applications. We paid ZymoGenetics an initial license fee in shares of our common stock, and agreed to meet certain similar due diligence milestones as under the 2001 license described above. We also agreed to pay royalties to ZymoGenetics based on net sales of licensed products on a country-by-country basis for the term of the agreement. In addition, we are responsible for payments based upon the achievement of certain milestones as well as a sales bonus payment if total sales by us, our affiliates and sublicensees exceed an agreed upon threshold.

Both ZymoGenetics agreements expire on a country-by-country basis upon the expiration of the last to expire patent in each country. Either party may terminate these agreements upon the insolvency of the other party, or if the other party breaches a material provision and fails to cure such breach within 60 days of notice.

Some of our competitors and others manufacture and sell products containing some of the components of GEM 21S, namely rhPDGF-BB and β-TCP. The primary intellectual property covering our use of rhPDGF-BB is owned and licensed to us by ZymoGenetics. ZymoGenetics has licensed rhPDGF-BB to other third parties for technical uses and indications that differ from ours. β-TCP has been used in various products for over 20 years, and we are not aware of any intellectual property covering β-TCP that our product would infringe.

Although we believe that the patents and patent applications, including those that we license, provide a competitive advantage, the patent positions of biopharmaceutical and device companies are highly uncertain. The combination product and medical device industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture and sale of these potential products could be severely restricted or prohibited. In addition, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights.

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. Although we have not received notice of any claims, and are not aware that our products infringe other parties’ patents and proprietary rights, our products and methods may be covered by US patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

A patent infringement suit brought against us may force us or any of our strategic partners or licensees to stop or delay developing, manufacturing or selling products or product candidates that are claimed to infringe a third party’s intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products or product candidates. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors who we expect to work on our product and product candidates to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our product and product candidates or to obtain and use information that we regard as proprietary.

In the future, we may collaborate with other entities on research, development and commercialization activities. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our collaborators, licensors and consultants. In addition, other parties may circumvent any proprietary protection that we do have. As a result, we may not be able to maintain our proprietary position.

Trademarks

GEM 21S®, GEM 21A™, GEM OS®, GEM®, GEM C™, GEM LT™ and OsteoMimetic™ are our trademarks. GEM 21S, GEM OS, and GEM have been registered by the United States Patent and Trademark Office, and the other trademarks are covered by pending applications for registration in the US. In addition, applications for registration of our trademarks are pending in various countries around the world, and in certain countries the registration of GEM 21S has been granted.

Competition

Developing and commercializing new orthobiologic products is highly competitive. The market is characterized by extensive research efforts and rapid technological change. We face intense competition worldwide from medical device, biomedical technology and medical products and combination products companies, including major pharmaceutical companies. We may be unable to respond to technological advances through the development and introduction of new products. Many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than us. These competitors also may be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products. Our competitors may commercialize new products in advance of our products. Our products also face competition from numerous products and procedures, which currently are considered part of the standard of care. In order to compete effectively, our products will have to achieve widespread market acceptance.

GEM 21S Growth-factor Enhanced Matrix

GEM 21S competes against currently approved therapies, including allograft, xenograft, synthetic bone substitutes, Emdogain (Straumann Holding AG), and anti-microbial products. Additionally, INFUSE® recently received an approval from the FDA for sinus augmentations and for localized jaw augmentations for defects associated with tooth extractions, although these are not for the same types of defects as indicated for GEM 21S. The key competitive factors affecting the success of GEM 21S are likely to be its efficacy, safety profile, use in a wide range of applications and price.

GEM OS

Our GEM OS product candidates will compete with an array of synthetic bone graft materials, ranging from resorbable pure phase β-TCP granules to calcium sulfate preformed pellets. In addition,

more than 20 allograft base tissue and demineralized bone matrix options are available to orthopedic surgeons. If we elect to pursue spinal fusion, tibial plateau factures or non-union fractures, we will also compete with bone morphogenic proteins, including INFUSE (Medtronic) and BMP-7 (OP-1, Stryker Corporation). INFUSE and OP-1 may be under review for additional indications which could compete with our products.

The largest orthopedic companies in the US – Stryker, DePuy, Inc., Zimmer Holdings, Inc., Medtronic, Synthes, Inc., Biomet, Inc., Smith & Nephew Group plc and Wright Medical Group, Inc. – all distribute allograft and synthetic bone graft materials. In addition, the nation’s largest tissue processors and procurement agencies (e.g., Osteotech, Inc., the Musculoskeletal Transplant Foundation, or MTF, Regeneration Technologies, Inc., LifeCell Corporation and CryoLife, Inc.) and numerous tissue banks distribute allograft tissue. Osteotech distributes its products directly and through agreements with DePuy, Smith & Nephew, MTF and the American Red Cross. MTF also processes allograft into a proprietary demineralized bone matrix, which is distributed by Synthes, while Regeneration Technologies’ allograft tissue is used in a variety of graft materials distributed by Exactech, Inc., Medtronic and Stryker.

Biomet, DePuy and Medtronic also sell PRP systems, while Wright Medical’s Ignite system and Orthovita’s Imbibe syringe cater to surgeons who prefer to use bone marrow aspirate.

Cartilage, Ligament and Tendon

We expect our cartilage, ligament and tendon product candidates to compete against currently approved therapies, including viscosupplementation and the ACI product, Carticel®, distributed by Genzyme Tissue Repair.

Regulatory Matters

FDA Regulation

Each of our products must be cleared or approved by the FDA before it is marketed in the US. Both before and after approval or clearance, in the US, GEM 21S and our product candidates are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the following activities in which we and our contract manufacturers, contract testing laboratories and suppliers are involved:

•	product development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product safety;

•	product storage;

•	product market clearance or approval;

•	product advertising and promotion;

•	product import and export; and

•	product sales and distribution.

Failure to comply with the law could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a product candidate, product recall, product seizure, interruption of production, operating restrictions, suspension on withdrawal of product approval, injunctions, or criminal prosecution.

The FDA has determined that GEM 21S and GEM OS1 are combination products because they consist of a combination of a device (β-TCP) and a biologic drug (rhPDGF). For a combination product, the FDA determines what center or centers within the FDA will review the product and under what legal authority the product will be reviewed. GEM 21S was reviewed and GEM OS1 and GEM OS2 are being reviewed by the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research, under medical device authorities. We expect that the FDA will review our other drug-device combination product candidates in the same manner. We cannot be sure, however, that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case the governmental review requirements would vary in some respects. If a product candidate were reviewed under drug or biologic legal authorities and/or reviewed by the Center for Drug Evaluation and Research, the path to regulatory approval would be different and could be more costly and lengthy.

FDA Approval or Clearance of Medical Devices

In the US, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

•	Class I: general controls, such as labeling and adherence to quality system regulations;

•	Class II: general controls, pre-market notification (510(k)), and specific controls such as performance standards, patient registries, and postmarket surveillance; and

•	Class III: general controls and approval of a PMA.

Each of our combination product and product candidates are in class II or class III, and require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. The FDA has determined that GEM 21S,    GEM OS1 and GEM OS2 are class III devices requiring a PMA. Our product candidates containing a grafting material alone should be eligible for clearance via the 510(k) route. For example, we obtained clearance for a 510(k) application for clearance of β-TCP grafting material as a ‘‘bone void filler.’’

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device; that is, it has the same intended use, and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information, and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, then the company must submit and the FDA must approve a PMA before marketing can begin.

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. The

FDA is not bound by the advisory panel decision, but the FDA often follows the panel’s recommendation. If the FDA finds the information satisfactory, it will approve the PMA. The PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. During the review of either a 510(k) or PMA, the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited. We cannot be sure that our product candidates will be cleared or approved in a timely fashion or at all. The review of combination products is often more complex and more time consuming than the review of a product under the jurisdiction of only one center within the FDA. In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

Clinical Trials of Medical Devices

One or more clinical trials is almost always required to support a PMA application and is sometimes required to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board, or IRB, has approved the study.

During the study, the sponsor must comply with the FDA’s IDE requirements including, for example, for investigator selection, trial monitoring, adverse event reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. We, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. During the approval or clearance process, the FDA typically inspects the records relating to the conduct of one or more studies supporting the application.

Post-market Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	the QSR regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or ‘‘off-label’’ uses and impose other restrictions on labeling; and

•	the Medical Device Reporting regulation, which requires reporting to the FDA certain adverse experiences associated with use of the product.

We continue to be subject to inspection by the FDA to determine our compliance with regulatory requirements, as do our suppliers, contract manufacturers, and contract testing laboratories.

International sales of medical devices manufactured in the US that are not approved or cleared by the FDA are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported.

FDA Approval of Drug Products

The steps required before a drug may be approved by the FDA and marketed in the US include:

•	pre-clinical laboratory tests, animal studies, and formulation studies;

•	submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

•	FDA review and approval of the NDA.

Pre-clinical tests include laboratory evaluations of the drug’s chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not necessarily result in the FDA allowing clinical trials to commence.

Clinical Trials of Drug Products

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring subject safety, and the effectiveness criteria, or endpoints, to be evaluated. Each protocol must be submitted to the FDA as part of the IND and the FDA may or may not allow that trial to proceed.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to:

•    evaluate dosage tolerance and appropriate dosage;

•    identify possible adverse effects and safety risks; and

•    evaluate preliminarily the efficacy of the drug for specific indications.

Phase III trials usually further evaluate clinical efficacy and test further for safety by administering the drug in its final form in an expanded patient population. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions the drug should be approved. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. As a condition of approval of an application, the FDA may require postmarket testing and surveillance to monitor the drug’s safety or efficacy.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to a drug intended to treat a ‘‘rare disease or condition,’’ which generally is a disease or condition that affects fewer than 200,000 individuals within the US. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Drugs that receive orphan drug designation are eligible for certain tax credits for some clinical investigation costs. If a drug product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, that product is entitled to orphan exclusivity, meaning that the FDA may not approve any other application to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Not all drug candidates that receive orphan drug designation will receive orphan drug marketing exclusivity. More than one drug can have orphan designation for the same indication, and if the FDA grants orphan designation for treating the same orphan indication to one or more other drugs and if one of those other drugs is approved before another drug is approved for that indication, the other drug would not receive orphan exclusivity and would be blocked for seven years from being approved for that indication. Also, neither orphan drug status nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for that indication.

Post-Market Regulation of Drug Products

After the FDA approves a drug product, we and our contract manufacturers must comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their drug products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers must continue to expend time, money, and effort to maintain compliance with cGMP and other aspects of regulatory compliance.

We use and will continue to use third-party manufacturers to produce our products and product candidates in clinical and commercial quantities, and we cannot be sure that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or product candidate may result in restrictions on a product, product candidate, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market or suspension of a clinical trial involving a product candidate.

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:

•	product standards;

•	packaging requirements;

•	labeling requirements;

•	import and export restrictions; and

•	tariff regulations, duties and tax requirements.

The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

In May 2006, we received marketing approval from Health Canada for GEM 21S and we began marketing GEM 21S in Canada in September 2006. In order to gain market approval of GEM 21S in Canada, we received certification of our quality system to the ISO 13485:2003 quality standard. The certification was granted by both TNO and British Standards Institute (BSI). We are required to maintain this certification in order to continue marketing GEM 21S in Canada.

The primary regulatory environment in Europe is that of the EU, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the EU, the EMEA issued a preliminary opinion that rhPDGF appears to function as a medicinal product and deferred to the EU Commission the final determination of the legal status. The EU Commission has determined that GEM 21S will be regulated as a medicinal product. We believe that no additional clinical trials should be required to gain market approval as a medicinal product as a result of this decision. We have initiated the process of transferring the device dossier into a drug dossier and plan to file the appropriate documentation in 2007.

We formed a wholly owned subsidiary in the United Kingdom, BioMimetic Therapeutics Limited, in October 2005 to facilitate our EU regulatory filings. We formed a wholly owned subsidiary in Australia, BioMimetic Therapeutics Pty Ltd., in October 2006 to facilitate our Australia regulatory filings. We cannot be sure that additional clinical trials will not be required, that EU or Australian approval for GEM 21S will be granted in a timely fashion, or at all, or that there will be no delays in transferring the device dossier into a drug dossier in the EU.

US Anti-kickback and False Claims Laws

In the US, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of combination products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. Other provisions of state and federal law provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. Although we plan to structure our future business relationships with purchasers of our products to comply with these and other applicable laws, it is possible that some of our business practices in the future could be subject to scrutiny and challenge by federal or state enforcement officials under these laws. This type of challenge could have a material adverse effect on our business, financial condition and results of operations.

Third-party Reimbursement

GEM 21S is used in a dental office and is often paid for directly by the patient. Third party reimbursement for this product is very limited. We anticipate that sales volumes and prices of GEM OS1 and any other products we commercialize will depend in large part on the availability of reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans, and workers’ compensation plans. These third party payers may deny reimbursement for a product or therapy if they determine that the product or therapy was not medically appropriate or necessary. The third party payers also may place limitations on the types of physicians that can perform specific types of procedures. Also, third party payers are increasingly challenging the prices charged for medical products and services. Some third party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third party payers.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that the third party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

A key component in the reimbursement decision by most private insurers and the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of a Current Procedural Terminology, or CPT, code. This code is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. If the CPT codes that apply to the procedures performed using our products are changed, reimbursement for performances of these procedures may be adversely affected. We have not obtained a specific CPT code for our GEM product candidates. We believe, however, that reimbursement for certain indications of our GEM OS product candidates (e.g., open fractures) can be obtained by utilizing existing CPT codes for bone grafting materials. For certain other indications of our GEM OS product candidates (e.g., closed fractures and bone augmentation), a new reimbursement code will likely be required, and we will seek a new code prior to commercializing such product candidates.

In the US, some insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month, and consequently, may limit the willingness of these providers to use our products.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Subsidiaries

In October 2005, we formed a wholly owned subsidiary in the United Kingdom, BioMimetic Therapeutics Limited, for the purpose of effecting our EU regulatory filings. In October 2006, we formed a wholly owned subsidiary, BioMimetic Therapeutics Pty Ltd., for the purpose of effecting our Australian regulatory filings.

Employees

For the payroll period ended March 16, 2007, we employed 61 people, of which 24 were employed in research and development, 10 in regulatory and quality assurance, six in operations and 21 in general and administrative. One employee holds both D.M.D and D.M.Sc. degrees, one employee holds both D.D.S. and D.M.Sc. degrees, and six additional employees hold Ph.D. degrees. None of our employees is represented by a labor union, and we believe our employee relations are good.

Item 1A.    RISK FACTORS

Risks Relating to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

We have invested and will invest a significant portion of our time and resources in developing and testing GEM 21S and our GEM product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next few years as we continue to incur significant expenses for clinical trials. As of December 31, 2006, we had an accumulated deficit of $39.8 million. We received FDA marketing approval for GEM 21S in November 2005 and began commercializing GEM 21S in December 2005. In May 2006, we received marketing approval from Health Canada and began commercializing GEM 21S in Canada in September 2006. Although we are now commercializing GEM 21S, and even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue and we may never achieve or maintain profitability.

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

We are subject to the risk that:

•	the FDA or a foreign regulatory authority finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product or product candidates in commercial quantities at reasonable costs;

•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of regulatory approval of our products; and

•	the patient and physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects that delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials;

•	regulatory delays or other regulatory actions;

•	failure to satisfy one or more requirements or restrictions imposed by the FDA as a basis for approving the initiation of a clinical study;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	difficulties in obtaining the necessary regulatory support from our raw materials suppliers to enable us to obtain or maintain regulatory approval to market our product or product candidates; or

•	re-evaluation of our clinical development strategy.

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

The development of GEM 21S and each of our GEM product candidates is based on our understanding of how the protein rhPDGF contributes to the repair of bone and soft tissue. Soft tissue includes muscles, tendons and ligaments that connect, support or surround the bones and organs of the body. While there are important differences in each product and product candidate in terms of its purpose, each product and product candidate focuses on accelerating the repair of musculoskeletal tissue and relies on the ability of rhPDGF to stimulate the body’s natural healing processes.

Since we are developing the GEM OS product candidates in parallel, we expect that the results of the individual product trials will assist us in the development of all of the GEM OS product candidates. If one product candidate has negative clinical trial results or is shown to be ineffective, it may impact the development path or future development of the other product candidates. For example, the components in GEM 21S that stimulate bone growth in periodontal indications may not stimulate bone growth in broad orthopedic applications. If we find that one product candidate is unsafe, it may impact the development of our other product candidates in clinical trials.

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

As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization. If we fail to make these payments or satisfy other obligations for any reason, these licenses could be terminated by the licensors, thereby limiting our ability to market our product or limiting our ability to maintain exclusivity with respect to our product or product candidates. Furthermore, if a dispute arises regarding our obligations under these agreements, our business may be materially adversely impacted.

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

Our ability to manufacture GEM 21S and our GEM product candidates depends on a limited number of specialty suppliers of raw materials. In particular, we depend upon Chiron, which is now known as Novartis Vaccines and Diagnostics, or Novartis, to supply us with sufficient quantities of rhPDGF for clinical development activities and for commercial sale. We are obligated to purchase minimum specified quantities of rhPDGF beginning in 2006 and increasing as of 2007.

We are required to purchase all of our requirements for β-TCP for use in GEM 21S for the treatment of bone and soft tissue defects of the jaw and maxillofacial region, or jaw and face, from Orthovita. We are evaluating β-TCP products and other matrices from potential suppliers for use in orthopedic applications. There is a risk that we will not be able to secure adequate sources of rhPDGF to meet our clinical needs for our periodontal or orthopedic applications or β-TCP to meet our clinical needs for our periodontal applications. Each of our agreements with Novartis and Orthovita are cancelable under certain circumstances.

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

We and our suppliers are subject to numerous federal, state and local laws relating to matters, including safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices are subject to regulation by the Federal Trade Commission in specific instances. We and our suppliers may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements, our failure or the failure of our manufacturers to comply with these requirements, or the adoption of new requirements could delay the development of our product candidates or regulatory approval of our product candidates or successful commercialization of any approved products, resulting in additional losses to us.

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

Chiron was recently acquired by the Novartis Group, and Chiron’s rhPDGF manufacturing business is currently being integrated into the Novartis organization. This integration may affect our ability to obtain rhPDGF in a timely manner, or at all. In addition, this integration may affect the timeliness or the extent to which Novartis assists us with our necessary regulatory filings for GEM 21S or our product candidates. The integration may delay or restrict our ability to obtain regulatory approval for our product candidates around the world and for GEM 21S outside the US and Canada.

At this point in time, we do not have an alternative source of rhPDGF. If we are not able to obtain rhPDGF from Novartis, we will not be able to manufacture GEM 21S after our current inventory is depleted. In view of the FDA’s removal of the restriction on our use of rhPDGF lots manufactured by Novartis after September 2002, we have modified our purchasing plans for rhPDGF. Based on our current forecasts for GEM 21S, our planned clinical study programs for GEM OS1 and other product candidates and our anticipated pre-clinical studies, the rhPDGF in our inventory should meet our needs for at least the next year. Under the terms of our supply agreement, Novartis is required to support our efforts to establish our production of rhPDGF should it terminate the agreement; however, establishing a manufacturing process to replace Novartis’ will take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort. We also may not be able to manufacture any other product candidates that contain rhPDGF, including GEM OS1, after our current inventory is depleted.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We are evaluating bringing the later stages of the manufacture of GEM 21S and our GEM product candidates into our facility in Franklin, Tennessee, including final formulation, filling the syringes and cups that will be packaged in the finished kits and assembling the kits. Currently we are utilizing four contract facilities to complete the manufacturing, packaging and final product testing for our GEM 21S kits and our GEM OS1 clinical study kits. If there were a disruption to our manufacturing facility or those of our contract manufacturers, we would have no other means of manufacturing our product or product candidates until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our product candidates for use in our current and planned clinical trials, or if our manufacturing process yields substandard products, our development and commercialization efforts could be delayed.

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

We do not have a dedicated sales force and have limited experience in the sales, marketing and distribution of drug-device combination products or drug products. In December 2003, we entered into an exclusive worldwide sublicense, research and development, marketing and distribution partnership with Luitpold for GEM 21S. In order to commercialize any other product candidates that we develop, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

Under the agreements with Luitpold, Luitpold is responsible for post-approval development, as well as worldwide sales and distribution, of GEM 21S for periodontal and maxillofacial applications. As a result of our agreements with Luitpold or any other arrangements we may enter into with third parties to perform sales, marketing and distribution services, our product revenues could be lower than if we directly marketed and sold GEM 21S or any other product candidate that we may develop. Furthermore, as a result of our agreements with Luitpold or other marketing and sales arrangements we may enter into with other companies, any revenues received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our existing or future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. Luitpold and its affiliates produce three products that compete with GEM 21S, Bio-Oss®, Bio-Gide® and Bio-Oss Collagen®. If our relationships with Luitpold or future distributors do not progress as anticipated, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed.

The orthopedic and periodontal product industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer and more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of biologics. We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the US and abroad. Many of our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; or

•	develop more effective or less expensive products or technologies that render our technology or product and product candidates obsolete or non-competitive.

The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may develop and commercialize medical devices, drug-device combination products, biologic products or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other technologies for treating periodontal and orthopedic injuries and disease, which could make our GEM 21S and any of our product candidates obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

As a small company with 61 full-time employees for the pay period ended March 16, 2007, our success depends on the continuing contributions of our management team and scientific personnel and on maintaining relationships with the network of medical and academic centers in the US that conduct our clinical trials. We depend on the services of our key scientific employees and the principal members of our management staff, including Samuel Lynch, Larry Bullock, Charles Hart and Steven Hirsch. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical and biotechnology companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We face an inherent risk of liability in the event that the use or misuse of our product or product candidates results in personal injury or death.

The use of our product candidates in clinical trials and the sale of any approved products may expose us to product liability claims which could result in financial losses. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which is the subject of any such claim. Off-label use of our product may occur. While we do not promote any off-label use, off-label uses of products are common and the FDA does not regulate a physician’s choice of treatment. Off-label use or misuse of our product may subject us to additional liability.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We currently manufacture commercial and investigational drug-device combination products and product candidates that are implanted in patients during surgery. In addition, we are developing additional similar products for additional surgical indications, and a drug product candidate for administering to patients. As a result, we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under agreements with our distributors and sales agencies and certain suppliers, we indemnify these parties from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards could be limited.

Our ability to use our net operating loss carryforwards could be limited. At December 31, 2006, we had net operating loss carryforwards totaling approximately $23.0 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities is subject to annual limitations. In connection with any offering, we may realize a ‘‘more than fifty percent change in ownership’’ which could further limit our ability to use our net operating loss and tax credit carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because US tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss and tax credits for federal income tax purposes.

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

We have relied on the intellectual property of ZymoGenetics and the intellectual property co-owned by us and Harvard to provide freedom to operate and to exclude others from developing rhPDGF for the treatment of general bone defects and bone defects associated with advanced periodontal disease, fractures and other indications. One of our licensed issued US patents covering our GEM 21S product may have expired in July 2006. We have two additional US patents covering other unique aspects of GEM 21S and our product candidates. We do not believe that the expiration of this patent would significantly affect our intellectual property position. The license agreement with Harvard provides exclusivity to the designated patents, which we co-own with Harvard. However, if any patent or other rights of ZymoGenetics or any patent or other rights co-owned by us and Harvard are challenged, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that the activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third-party rights, would be costly and time consuming, and may distract management from other important tasks.

Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. In addition, our patent applications, patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the US and many foreign jurisdictions typically are not published until 18 months after filing, or in some cases ever, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

Both before and after approval or clearance of our product and product candidates, we, our product and product candidates, and our suppliers, contract manufacturers, and contract testing laboratories are subject to extensive regulation by governmental authorities in the US and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

•	warning letters;

•	fines and other monetary penalties;

•	unanticipated expenditures;

•	delays in the FDA’s approving or clearing or the FDA’s refusing to approve or clear a product candidate;

•	product recall or seizure;

•	interruption of manufacturing or clinical trials;

•	operating restrictions;

•	injunctions; and

•	criminal prosecutions.

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing. Some of our product candidates, including GEM OS1 and GEM OS2, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. GEM OS1 and GEM OS2 are being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. GEM OS1 and GEM OS2 require an approved PMA before they can be marketed. Our ONJ drug product candidate requires an approved NDA before it can be marketed. The process of obtaining FDA approval of a PMA or NDA is lengthy, expensive, and uncertain, and we cannot be sure that our drug-device combination product candidates regulated by the FDA as medical devices, or any other product candidates, will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition may be adversely affected. We cannot be sure that the FDA will not select a different center and/or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA.

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

The FDA approval for GEM 21S was granted with three post-approval requirements relating to (1) establishing an rhPDGF identity test, (2) evaluating quality testing of our first 30 lots of product and (3) prohibiting our use of lots of rhPDGF that were fermented by Novartis after September 2002 until supplemental approval was received from the FDA to include Novartis’ rhPDGF fermentation site. Regarding the first post-approval requirement, the FDA approved our PMA supplement in

July 2006 to implement a new ELISA rhPDGF identity test, thus satisfying the first post-approval requirement. Regarding the second requirement, we submitted all quality testing data requested by the FDA for certain lots and that was available to us in August 2006. We will submit the data on the remaining lots of product as soon as it is available. Regarding the third requirement, the FDA granted us approval in September 2006 to include Novartis’ rhPDGF fermentation site in our GEM 21S PMA and removed the restriction on our use of rhPDGF lots manufactured after September 2002, thereby satisfying the third post-approval requirement.

In January 2006 we received approval from the FDA to commence a feasibility trial with GEM OS1 for the treatment of hindfoot and ankle fusions and we completed patient enrollment of 20 patients in July 2006. We recently received clearance from the FDA to initiate patient enrollment in a pivotal clinical trail of GEM OS1 for the treatment of hindfoot and ankle fusions. Under this clearance we are permitted to enroll up to 280 patients in the study at up to 18 sites. We anticipate that we will begin patient enrollment in the pivotal trial in April 2007. We are working towards addressing issues raised by the FDA in its clearance. If we fail to adequately address these issues or other issues that the FDA may raise, the FDA may withdraw its clearance and/or suspend patient enrollment in the study, which could adversely affect our business and financial condition.

We also are subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories, and we cannot be sure that the FDA will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our product and product candidates, and our suppliers, contract manufacturers, and contract laboratories. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

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

Under EU regulatory systems, our lead product candidates will be reviewed as medicinal products. Marketing authorization for medicinal products can be submitted under the centralized European Agency for the Evaluation of Medicinal Products, or EMEA, or the decentralized mutual recognition process. The centralized procedure is mandatory for biotechnology derived products. If a product is approved under the centralized procedure, it receives a single marketing authorization that is valid in all EU member states. The decentralized process provides for mutual recognition of national approved decisions which allows the holder of an approval from one EU member state to submit an application in other member states requesting that they recognize the approval already granted.

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

In Canada, the manufacture, distribution and use of medical devices, drugs and equipment is regulated by a variety of industry-specific statutes and regulations. Medical products sold in Canada are regulated by the Food and Drugs Act (Canada). Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada and began marketing GEM 21S in Canada in September 2006, we may need to conduct clinical trials in Canada to obtain approval for our other product candidates. We ultimately may not obtain the approvals necessary to market our product candidates in Canada.

In Australia, the manufacture, distribution and use of medical devices, drugs and equipment is regulated by the Therapeutic Goods Act. Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Australia until approved by the national regulatory agency, the Therapeutic Goods Administration. Although we believe that a marketing application can be submitted for GEM 21S for periodontal indications without additional clinical data, we may need to conduct clinical trials in Australia to obtain approval for our other product candidates. We ultimately may not obtain the approvals necessary to market our products in Australia.

The results of our clinical trials may be insufficient to obtain regulatory approval for our product candidates.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product candidate is safe and effective. If we are unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, we will be unable to submit the PMA, NDA or other application necessary to receive regulatory approval to commercialize the product candidate. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. We face risks that:

•	the product candidate may not prove to be safe or effective;

•	the product candidate’s benefits may not outweigh its risks;

•	the results from more advanced clinical trials may not confirm the positive results from pre-clinical studies and early clinical trials;

•	the FDA or comparable foreign regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than we interpret them; and

•	the FDA or other regulatory agencies may require additional or expanded trials.

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

Our ONJ drug product candidate received orphan drug designation but there can be no assurance that the product candidate will be able to obtain orphan drug market exclusivity.

The FDA has granted orphan drug designation for our ONJ product candidate for treatment of ONJ. Orphan drug status may be designated for a drug that has the potential to treat a ‘‘rare disease or condition,’’ which generally is a disease or condition that affects fewer than 200,000 individuals within the US. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product candidate which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the approved product is entitled to orphan exclusivity, meaning that the FDA may not approve any other application to market the same drug for the same indication, except in very limited circumstances, for a period of seven years. Even if a product candidate receives orphan drug designation, it may not receive orphan drug marketing exclusivity. More than one product with the same active ingredient can have orphan designation for the same indication, and if FDA grants orphan designation for treating the same orphan indication to one or more other PDGF products and if one of those other PDGF products is approved before our drug candidate is approved for that indication, we would not receive orphan exclusivity and would be blocked for seven years from having our drug candidate approved for that indication. Also neither orphan drug designation nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for that indication. We may seek to develop additional product candidates that incorporate drugs that have received orphan drug designations for specific indications. In each case, there can be no assurance that our drug product candidates will be the first to be approved by the FDA for a given indication or be granted orphan drug exclusivity. In each case, if our product candidate is not the first to be approved for a given indication, and another drug with the same active ingredient as our product candidate receives orphan drug exclusivity, we may be unable to access the target market in the US, which would adversely affect our ability to earn revenues.

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

A provision of the Social Security Act, commonly referred to as the Federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federal health care program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, most of the states in which our approved products may be sold have adopted laws similar to the Federal Anti-Kickback Statute, and some of these laws are even broader than the Federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by Federal health care program but, instead, apply regardless of the source of payment. Violations of the Federal Anti-Kickback Statute may result in substantial civil or criminal penalties and exclusion from participation in federal health care programs.

All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state laws. We believe our operations are in compliance with the Federal Anti-Kickback Statute and similar state laws. However, we cannot assure you that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state laws, it could have a material adverse effect on our business and results of operations.

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock. We believe our existing cash and cash equivalents, including the net proceeds of our February 2007 offering, will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2009. While we have no immediate plans to do so, we may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us in considering strategic transactions, dividends or liquidation preferences, debt service and/or revenue sharing arrangements. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations.

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

Prior to our initial public offering, or IPO, in May 2006, there was no public market for our common stock. An active and liquid trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Moreover, we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our common stock.

The trading prices of the securities of medical technology and biotechnology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors that could affect the trading price of our common stock include, among other things:

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

Beginning with our annual report for our fiscal year ending 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our annual report for fiscal year ending 2008 must also contain a statement that our independent auditors have issued attestation reports on management’s assessment of such internal controls and on the effectiveness of internal controls.

In order to achieve timely compliance with Section 404, we have begun a process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

The market price of our common stock could drop significantly if our existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. All of the shares sold in our IPO and in our February 2007 secondary offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our ‘‘affiliates’’ as that term is defined in Rule 144 under the Securities Act. We expect that we also will be required to register any securities sold in future private financings. On November 9, 2006, unless held by our affiliates, approximately 9,221,340 shares of common stock became eligible for resale under Rule 144(k). In addition, 1,223,097 shares qualified for resale under Rule 144(k) on November 23, 2006, following the expiration of 180-day lock up agreements entered into in connection with our IPO. Approximately 4,502,760 shares will be eligible for sale on May 11, 2007, following the expiration of 90-day lock-up agreements entered into in connection with our February 2007 offering. Furthermore, as of November 23, 2006, holders of approximately 9,330,495 shares of common stock had piggyback registration rights with respect to their shares in connection with future offerings. Sales by stockholders of substantial amounts of our shares, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

At March 26, 2007, there were options outstanding to purchase 1,845,839 shares of our common stock with a weighted average exercise price of $5.09. We have 579,578 shares reserved for issuance of options under our stock plans.

Our executive officers, directors and major stockholders maintain the ability to control all matters submitted to stockholders for approval.

As of March 26, 2007, our executive officers, directors and their affiliates beneficially own shares representing approximately 27.0% of our capital stock. Accordingly, our current executive officers, directors and their affiliates have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. The concentration of ownership may delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections titled ‘‘Business’’, ‘‘Risk Factors’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act. Statements in this Annual Report that are not historical facts are hereby identified as ‘‘forward-looking statements’’ for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words ‘‘may,’’ ‘‘continue,’’ ‘‘ estimate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘expect,’’ ‘‘anticipate’’ and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	market acceptance of and demand for GEM 21S and our product candidates;

•	regulatory actions that could adversely affect the price of or demand for our approved products;

•	our intellectual property portfolio and licensing strategy;

•	timing of clinical studies and eventual FDA approval of our product candidates or other new product introductions;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for our products;

•	financial markets; and

•	the competitive environment.

Any or all of our forward-looking statements may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in ‘‘Risk Factors.’’ In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Annual Report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Annual Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our operations are headquartered in an approximately 19,600 square foot facility in Franklin, Tennessee which we lease until 2012. Our lease also includes an additional approximately 3,400 square feet which we currently sublease to two tenants until August 2008 and December 2008.

Item 3.    LEGAL PROCEEDINGS

We are not party to any legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The Nasdaq Global Market on May 15, 2006 under the symbol ‘‘BMTI’’. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq Global Market, since our common stock commenced public trading:

	Price Range
	High	Low
2006
May 15, 2006 through June 30, 2006	$9.03	$6.23
July 1, 2006 through September 30, 2006	$8.71	$6.20
October 1, 2006 through December 31, 2006	$15.40	$7.44

Stockholders

As of March 26, 2007, there were 29 registered holders of record of shares of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, covenants in our debt instruments (if any), and such other factors as our board of directors deems relevant.

Sales of Unregistered Securities

During the year ended December 31, 2006, we granted stock options to purchase an aggregate 349,206 shares of our common stock to employees under our 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $4.68 per share. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were 201,825 options exercised during the year ended December 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the securities issuable under our 2001 long-term stock incentive plan and 2005 employee stock purchase plan at December 31, 2006. We have no equity compensation plans that were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2001 Long-Term Stock Incentive Plan	1,509,839	$3.38	507,961
2005 Employee Stock Purchase Plan	N/A	N/A	194,583
Total	1,509,839	—	702,544

During 2001, our board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan, or the option plan. The option plan provides that stock options, other equity interests or equity-based incentives in our company may be granted to key personnel and consultants at an amount determined by a committee, comprised of elected board members, at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.

During 2005, our board of directors approved the adoption of the 2005 Employee Stock Purchase Plan, or the purchase plan. The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees, subject to adjustment. The purchase plan provides for offer periods of approximately three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions, not more than 15% of their eligible base compensation, at a price equivalent to 85% of the fair market value of a share of our common stock on the first trading day or the exercise date of the current offering period, whichever is lower. Employees became eligible to participate in the purchase plan beginning July 1, 2006.

For more information regarding these equity compensation plans, see Notes 14 and 15 to the consolidated financial statements included elsewhere in this Annual Report.

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

After deducting the underwriting discounts and commissions of $2,576,000 and other offering expenses of approximately $2.7 million payable by us in connection with the offering, our net proceeds from the offering were approximately $31.6 million. As of December 31, 2006, we have not had to use any of the net proceeds to fund our operating activities. Such activities, including activities related to the development of our clinical and preclinical product candidates, capital expenditures and other general corporate purposes, have been funded from existing cash balances and the revenues collected in 2006. During the year ended December 31, 2006, our research and development expenses comprised approximately 50% of our operating expenses. We have deposited the net proceeds of the offering in a highly rated financial institution in the US. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).

Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock since May 15, 2006 (the first full day of trading after the initial public offering on May 12, 2006) to the cumulative return over such time period of (i) The Nasdaq Stock Market Composite Index, and (ii) The Nasdaq Biotechnology Index. The graph assumes that, on the date on which we completed the initial public offering of our common stock, $100 was invested in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data that is qualified in its entirety by and should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2006 and 2005 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the selected consolidated statement of operations data for the each of the two years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements which are not included in this Annual Report.

Prior to January 1, 2006, we primarily had been engaged in researching and developing our principal product and were a development stage enterprise. Effective January 1, 2006, we no longer consider ourselves to be a development stage enterprise as we believe that we have achieved our planned principal operations and are generating revenue from the sale of our principal product.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share information)
Statement of Operations Information: Revenues:
Collaborative research and development	$224	$4,335	$5,601	$461	$—
Sublicense fee income	710	84	—	—	—
Product sales	2,592	60	—	—	—
Royalty income	569	31	—	—	—
Rental income	39	7	—	—	—
Grants and other	—	—	—	162	157
Total revenues	4,134	4,517	5,601	623	157
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,212	70	—	—	—
Research and development	11,676	12,587	3,935	3,320	2,558
General and administrative	6,516	3,402	2,434	1,157	971
Depreciation and capital lease amortization	842	399	74	28	16
Patent license fee amortization	2,116	652	397	87	50
Total costs and expenses	23,362	17,110	6,840	4,592	3,595
Loss from operations	(19,228)	(12,593)	(1,239)	(3,969)	(3,438)
Interest income, net	2,165	921	196	47	70
Loss on disposal of equipment	(1)	(4)	—	—	—
Loss before income taxes	(17,064)	(11,676)	(1,043)	(3,922)	(3,368)
Income taxes	—	—	—	77	—
Net loss	(17,064)	(11,676)	(1,043)	(3,999)	(3,368)
Preferred stock accretion	(132)	(366)	(111)	(63)	(52)
Net loss attributable to common stockholders	$(17,196)	$(12,042)	$(1,154)	$(4,062)	$(3,420)
Basic and diluted net loss per share attributable to common stockholders	$(1.62)	$(7.59)	$(0.73)	$(2.57)	$(2.17)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	10,589,969	1,587,219	1,579,155	1,579,155	1,579,155

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Information:
Cash and cash equivalents	$47,065	$33,428	$29,685	$11,805	$3,047
Total assets	65,395	52,642	34,305	15,611	4,257
Long-term capital lease obligations	49	—	—	2	5
Total liabilities	20,394	23,281	5,226	10,318	491
Redeemable, convertible preferred stock	—	50,746	38,707	13,818	8,300
Accumulated deficit	(39,776)	(22,580)	(10,538)	(9,383)	(5,321)
Total stockholders’ equity (deficit)	45,001	(21,385)	(9,628)	(8,525)	(4,534)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our financial condition and results of operations may change as a result of many factors, including those we discuss in ‘‘Risk Factors’’ and elsewhere in this Annual Report and our actual results may differ materially from those anticipated in the forward-looking statements.

Overview

We develop and commercialize bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications. We have generated limited revenues from product sales to date. We received FDA approval for our first drug-device combination product, GEM 21S, in November 2005 for the treatment of bone loss associated with advanced periodontal disease. Product sales for GEM 21S commenced in December 2005.

Prior to January 1, 2006, we primarily had been engaged in researching and developing our principal product and were a development stage enterprise. Effective January 1, 2006, we no longer consider ourselves to be a development stage enterprise as we believe that we have achieved our planned principal operations and are generating revenue from the sale of our principal product. Such revenues are achieved through an exclusive partnership with Luitpold, under which Luitpold is responsible for the worldwide marketing and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. Luitpold is required to make milestone and royalty payments to us, and is required to maintain agreed upon sales and customer service staffing levels.

Since inception in April 1999, we have incurred losses each year. As of December 31, 2006, we had an accumulated deficit of $39.8 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and continue the commercial launch of GEM 21S. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations from the sale of equity securities, including our IPO in May 2006, our secondary public offering in February 2007, research and development agreements, and grants.

We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities and as we operate as a publicly traded company.

We expect that research and development expenses will continue to increase. We also expect that manufacturing expenses will increase as we continue the commercial launch of GEM 21S. In December 2003, we entered into a worldwide marketing and distribution agreement with Luitpold for our periodontal product, GEM 21S. This arrangement allows us to focus the majority of our future development efforts on our orthopedic product candidates.

Based on the demonstrated efficacy in our pivotal clinical trial with our periodontal product, GEM 21S, we have entered into development of our first orthopedic product, GEM OS1, as well as our other product candidates in orthopedic, spine and sports injury applications (GEM OS2, GEMC and GEM LT) and a drug product candidate for treating ONJ (GEM ONJ). We anticipate that we will incur substantial research and development expenses for the foreseeable future.

The following table summarizes our research and development expenses for the five years ended December 31, 2006. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Costs
Direct external:
Periodontal	$1,434,571	$7,763,299	$1,912,660	$2,607,258	$2,129,373
Orthopedic	5,180,996	2,106,451	1,062,691	—	—
Sports medicine and diagnostic	325,170	40,650	—	—	—
	6,940,737	9,910,400	2,975,351	2,607,258	2,129,373
Internal:
Periodontal	2,049,165	1,528,570	567,225	713,281	428,511
Orthopedic	2,438,251	1,141,659	392,420	—	—
Sports medicine and diagnostic	247,729	6,296	—	—	—
	4,735,145	2,676,525	959,645	713,281	428,511
Total	$11,675,882	$12,586,925	$3,934,996	$3,320,539	$2,557,884

We expect our research and development expenses to increase due to the substantial expansion of our internal research capabilities and due to the numbers of patients we expect to enroll in the clinical trials of our orthopedic product candidates and other product candidates. We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this Annual Report, we believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, and Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized into revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Revenue related to grant awards is deferred and recognized as related research and development performance occurs.

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting For Research and Development Costs, and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturer start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

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

Finished goods consist of finished kits and filled syringes and cups that will be packaged in the finished kits to be sold to consumers.

Inventory costs consist primarily of the purchase of raw materials, shipping costs associated with the transportation of raw materials to the contract manufacturer, fees paid to contract manufacturers in connection with the production of filled periodontal cups and syringes, kit packing fees, and quality control testing fees, less reserves for obsolescence and shrinkage.

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our consolidated financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins. As of December 31, 2006, no reserves have been recorded associated with these future purchase commitments.

Accrued Expenses and Deferred Liabilities

As part of the process of preparing our consolidated financial statements, management is required to estimate expenses that we have incurred for which we have not been invoiced. This process involves identifying services that have been performed on our behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where we have not been invoiced or otherwise notified of actual costs. Examples of expenses for which we accrue based on estimates include milestones payable, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s projections of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with accounting principles generally accepted in the US. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified prospective method of transition. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the year ended December 31, 2006: risk-free interest rate of 4.74%; an expected dividend yield of 0%; the volatility factor of the expected market price of our common stock of 80%; forfeiture rate of 1%; and the weighted average expected life of the option of 5.8 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rate are based on historical data from three companies similar in size and value to our company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 is $158,554 higher than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $(0.01) and $(0.01) lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.

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

Our net loss for the year ended December 31, 2006 includes $712,595 of compensation costs and no income tax benefit related to our stock-based compensation arrangements.

Prior to the adoption of SFAS No. 123(R), we had adopted SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), as amended, but in accordance with SFAS No. 123, we had elected not to apply fair value-based accounting for our awards under the employee stock incentive plan through December 31, 2005. Instead, we measured compensation expense for our stock plans using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. We recorded deferred stock-based compensation to the extent the deemed fair value of our shares of common stock for financial accounting purposes exceeded the exercise price of stock options granted to employees on the date of grant, and amortized these amounts to expense over the vesting schedule of the options, generally four years.

At each grant date during the year ended December 31, 2005 and the first quarter of 2006, our board of directors determined the deemed fair value of our common stock and the associated exercise price of each award. Following each financing and the achievement by us of significant milestones, the board of directors reviewed the fair value of our common stock. Because there was no public market for our common stock at the time of such determinations and there has been no sale of common stock to a third-party since inception, these determinations were necessarily subjective.

In connection with preparing the financial statements for our IPO, the board of directors reassessed the fair value of our common stock for the year ended December 31, 2005 and the first quarter of 2006. The board of directors performed its analysis and retrospective review in accordance with the practice aid issued by the American Institute of Certified Public Accountants titled Valuation of Privately Held Company Equity Securities Issued as Compensation.

As required by SFAS No. 123, as modified by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of Financial Accounting Standards Board Statement No. 123, we provide disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense for periods prior to January 1, 2006 since we were a non-public entity and had used the minimum value method in determining the estimated value of our common stock under SFAS No. 123, as amended. For purposes of the disclosure, we have estimated the fair value of stock options issued to employees using the Black-Scholes option valuation model.

During the year ended December 31, 2005, we and our stockholders approved the adoption of the 2005 employee stock purchase plan, or the purchase plan. The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended, or the Code. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees, subject to adjustment. The purchase plan provides for offer periods of approximately three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions, not more than 15% of their eligible base compensation, at a price equivalent to 85% of the fair market value of a share of our common stock on the first trading day or the exercise date of the current offering period, whichever is lower. Employees became eligible to participate in the purchase plan beginning the first trading day following July 1, 2006. As of December 31, 2006, there are 194,583 shares available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), we recognized $23,248 of stock-based compensation expense for the purchase plan during the year ended December 31, 2006.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue.    Collaborative research and development income was $0.2 million and $4.3 million in the years ended December 31, 2006 and 2005, respectively. This income relates to the amortization of the $10 million paid to us by Luitpold in December 2003 pursuant to our research, development and marketing agreement with Luitpold. In December 2005, we received a $15 million milestone payment from Luitpold following FDA approval of our product GEM 21S. The income related to this payment, which begins upon receipt of the payment, will be amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. In December 2005, Luitpold began selling our GEM 21S product. We recorded revenues of $2.6 million and $0.1 million in the years ended December 31, 2006 and 2005, respectively, based on sales information received from Luitpold for product sold. In addition, we recognized royalty income of $0.6 million and $0.1 million in the years ended December 31, 2006 and 2005, respectively.

Cost of Goods Sold.    We recorded cost of sales of $2.2 million and $0.1 million in the years ended December 31, 2006 and 2005, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, and kit packing costs. The increase is the result of the November 2005 FDA approval for GEM 21S, and the resulting production and sales activity for a full year in 2006.

Research and Development Expenses.    Our research and development expenses decreased $0.9 million to $11.7 million for the year ended December 31, 2006 from $12.6 million for the year ended December 31, 2005. Our costs have increased in the year ended December 31, 2006 due to: (1) increased research and development activities and clinical trials in the orthopedic program related to GEM OS1 and other product candidates, resulting in a $4.1 million increase in professional fees and contract manufacturing expenses, and (2) a net increase of 12 new employees resulting in an increase of $1.6 million of salaries and related benefits. These increases, however, were offset by one-time costs in the prior year, including a $5.0 million supplier milestone which was payable upon FDA approval and which was recorded in the fourth quarter of 2005, and activities in manufacturing scale-up costs for the production of GEM 21S resulting in costs of $1.3 million in 2005.

General and Administrative Expenses.    Our general and administrative expenses increased $3.1 million to $6.5 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005. In the year ended December 31, 2006, we had a net increase of seven new employees in administrative and operations functions, resulting in an increase of $1.2 million of salaries and related benefits. Our professional fees increased $0.5 million due in part to increased legal fees related to existing patents, patent applications, and regulatory approval procedures, and in part to increased audit fees related to quarterly and periodic SEC reporting. In addition, our Directors and Officers insurance costs increased $0.2 million as a result of becoming a publicly traded company in May 2006, and our corporate administration expenses increased by $0.8 million.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.8 million and $0.4 million for the years ended December 31, 2006 and

2005, respectively. In the year ended December 31, 2006, we purchased manufacturing equipment, office equipment, furniture and fixtures and made leasehold improvements totaling $1.1 million. The increase in depreciation and capital lease amortization is attributable to these new purchases.

Patent License Fee Amortization.    Our patent license fee amortization was $2.1 million for the year ended December 31, 2006 and $0.7 million for the year ended December 31, 2005. The increase in amortization expense is attributable to the capitalization of patent license fees amounting to $0.5 million in the year ended December 31, 2006 and $7.4 million in the year ended December 31, 2005.

Other Income (Expenses).    Net interest income increased $1.3 million to $2.2 million for the year ended December 31, 2006 from $0.9 million for the year ended December 31, 2005. The increase is attributable to higher cash balances during the year ended December 31, 2006. This resulted from our May 2006 IPO which resulted in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the years ended December 31, 2006 and 2005, and, accordingly, we did not record a provision for income taxes. At December 31, 2006, we had federal net operating loss carryforwards of $23.0 million that will begin to expire in 2024. In addition, we had federal minimum tax credits of $0.7 million that will not expire. State net operating loss carryforwards at December 31, 2006 totaled $21.5 million and will expire between 2009 and 2021.

Our ability to use our net operating loss carryforwards could be limited. At December 31, 2006, we had net operating loss carryforwards totaling approximately $23.0 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities is subject to annual limitations. Additionally, because US tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss and tax credits for federal income tax purposes.

Years Ended December 31, 2005 and 2004

Revenue.    Collaborative research and development income was $4.3 million and $5.6 million in the years ended December 31, 2005 and 2004, respectively. This income relates to the amortization of the $10 million paid to us by Luitpold in December 2003 pursuant to our research, development and marketing agreement with Luitpold. In December 2005, we received a $15 million milestone payment from Luitpold following FDA approval of our product GEM 21S. The income related to this payment, which began upon receipt of the payment, has been amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. In December 2005 Luitpold began selling our GEM 21S product. We recorded revenues of $0.1 million for the fourth quarter and year ended December 31, 2005, based on sales information received from Luitpold for product sold. In addition, we recognized royalty income of $0.1 million for the year ended December 31, 2005.

Cost of Goods Sold.    We recorded cost of sales of $0.1 million for the fourth quarter and year ended December 31, 2005. The initial production batches of GEM 21S were produced in start-up mode and were much less efficient than we anticipate future batches to be.

Research and Development Expenses.    Our research and development expenses increased $8.7 million to $12.6 million for the year ended December 31, 2005 from $3.9 million for the year ended December 31, 2004. This increase is attributable to a one-time $5.0 million supplier milestone which was payable upon FDA approval and which was recorded in the fourth quarter of 2005, increasing activities in manufacturing scale-up costs for the production of GEM 21S resulting in costs of $1.3 million, the hiring of nine new employees resulting in an increase of $1.1 million of salaries and related benefits, costs of $0.8 million for the initiation of research and development activities in the orthopedic program, and other costs associated with the research and development program of $0.5 million.

General and Administrative Expenses.    Our general and administrative expenses increased $1.0 million to $3.4 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004. In the year ended December 31, 2005, we hired 11 new employees in administrative positions. The increase in general and administrative expenses is attributable to the salaries and related benefits for these new employees of $0.8 million, additional rental costs of $0.4 million primarily related to the rental costs associated with our new facility and rental of additional office space to accommodate the new employees before moving to our new facility, moving costs associated with moving to our new facility of $0.1 million, an increase in general supplies and expenses for the new employees of $0.1 million, and a decrease in other costs of $0.3 million.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.4 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively. In the year ended December 31, 2005, we purchased manufacturing equipment, office equipment, furniture and fixtures and made leasehold improvements totaling $3.7 million. The increase in depreciation and capital lease amortization is attributable to these new purchases.

Patent License Fee Amortization.    Our patent license fee amortization was $0.7 million for the year ended December 31, 2005 and $0.4 million for the year ended December 31, 2004. The increase in amortization expense is attributable to the capitalization of patent license fees amounting to $7.4 million in the year ended December 31, 2005 and $1.0 million in the year ended December 31, 2004.

Other Income (Expenses).    Net interest income increased $0.7 million to $0.9 million for the year ended December 31, 2005 from $0.2 million for the year ended December 31, 2004. The increase is attributable to higher cash balances during the year ended December 31, 2005, which resulted from the receipt of $25.7 million and $11.8 million in October 2004 and May 2005, respectively, from the issuance and sale of Series C redeemable, convertible preferred stock in private placements.

Provision for Income Taxes.    We incurred net operating losses for the years ended December 31, 2005 and 2004, and, accordingly, we did not record a provision for income taxes. At December 31, 2005, we had federal net operating loss carryforwards of $5.0 million that will begin to expire in 2024. In addition, we had federal minimum tax credits of $0.07 million that will not expire. State net operating loss carryforwards at December 31, 2005 totaled $4.3 million and will expire between 2009 and 2019.

Liquidity and Capital Resources

Since inception through December 31, 2006, we have financed our operations primarily with gross proceeds of $87.9 million from private equity financings of redeemable, convertible preferred stock and our May 2006 IPO, and gross proceeds of $43.2 million from our February 2007 secondary public offering. We also entered into a research, development and marketing agreement with Luitpold, which resulted in the receipt of $25 million to compensate us for the cost of product development incurred to date, as well as future costs of completing clinical trials and any post-marketing or other studies required as a condition of the FDA approval of GEM 21S. From 2002 to 2003, we received grants totaling $0.4 million, which were used for business start up costs and research and development expenses.

In May 2006, we completed an IPO of 4,600,000 shares of our common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses.

In February 2007, we completed a secondary public offering of 2,517,111 shares of our common stock, including 393,536 over-allotment shares exercised by the underwriter, at a price to the public of $17.15 per share. This secondary public offering resulted in net proceeds of $40.0 million after deducting underwriters’ commissions and related expenses.

At December 31, 2006, we had $47.1 million in cash and cash equivalents held in a local financial institution. Additionally, we had $1.0 million in a bank certificate of deposit. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit and money market accounts.

For the year ended December 31, 2006, net cash used by operating activities was $16.5 million. Net cash used in operations consisted of a $1.5 million sublicense payment in the first quarter of 2006 to Harvard based on the milestone payment received in December 2005 from our distribution partner, Luitpold, combined with operating expenses related to conducting clinical trials and other research, development and administrative activities. Net cash in investing activities was $1.6 million for the year ended December 31, 2006. The investing activities were comprised primarily of a $0.5 million milestone payment paid in June 2006 to ZymoGenetics on a patent license agreement and $1.0 million of purchases of furniture, equipment and leasehold improvements. Net cash provided by financing activities for the year ended December 31, 2006 was $31.7 million, and primarily consisted of net proceeds from our IPO.

The following table sets forth a summary of our cash flow information for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,			Change
Summary Cash Flow Information:	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands)
Net cash provided by (used in):
Operating activities	$(16,492)	$3,151	$(6,605)	$(19,643)	$9,756
Investing activities	(1,598)	(10,605)	(287)	9,007	(10,318)
Financing activities	31,727	11,197	24,772	20,530	(13,575)
Net increase in cash and equivalents	13,637	3,743	17,880	9,894	(14,137)
Cash and equivalents, beginning of period	33,428	29,685	11,805	3,743	17,880
Cash and equivalents, end of period	$47,065	$33,428	$29,685	$13,637	$3,743

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

We believe our existing cash and cash equivalents, including the net proceeds of our February 2007 offering, will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2009. Because of the significant time it will take for our product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

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

Seasonality

We expect to recognize a substantial portion of our product sales for GEM 21S in the fourth quarter of this fiscal year and a lower portion or none of such product sales in the first and second quarters of our next fiscal year. Our manufacturing and supply agreement with Luitpold, our marketing and distribution partner, obligates Luitpold to purchase all of its requirements for GEM 21S from us and we are obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. In addition, the agreement obligates Luitpold to make minimum purchase commitments for each of the seven years following the first purchase. We expect Luitpold to make a substantial portion of its purchases in the third and fourth quarters of our fiscal year and a lower portion or none of such purchases in the first and second quarters of our fiscal year.

Contractual Obligations

Our major outstanding contractual obligations relate to our milestone payments and operating leases for our facilities.

We signed a lease agreement for new office space and occupied the new office space in July 2005. The office space lease agreement is a non-cancelable operating lease through June 2012. The office space lease agreement contains annual scheduled rate increases, equivalent to a minimum of three percent per year.

Our rights to the development, use and marketing of GEM 21S and all of our GEM product candidates are governed by a series of licensing agreements, including those with Harvard and ZymoGenetics.

Our ability to manufacture GEM 21S and our GEM product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization. Our fixed contractual obligations due upon FDA approval and the 36 month period following FDA approval are outlined in the table below.

Our first product, GEM 21S, received approval from the FDA in November 2005. We received a $15 million milestone payment from our marketing partner Luitpold in December 2005. As a result of the FDA approval, we are required to make milestone payments to suppliers and patent licensors in the amount of $11.6 million. The $5 million milestone payment due to Novartis is intended to reimburse them for their investment in production capacity and infrastructure in order to supply the PDGF component of our product. The $5 million payment is due in four equal annual installments, the first of which was made in 2005, and the entire amount was expensed in 2005. Please see ‘‘— Critical Accounting Policies and Estimates–Revenue Recognition’’ for a description of the accounting treatment for this milestone payment. The remaining $6.6 million is for patent license fees payable to our licensors as a result of FDA approval or receipt of the milestone from Luitpold upon FDA approval. The patent license fees are capitalized and amortized over the remaining life of the patents. For a more complete description of the accounting treatment of patent license fees, please see ‘‘—Critical Accounting Policies and Estimates–Revenue Recognition’’. In addition, Luitpold is required to make a $5 million milestone payment to us in connection with the two year anniversary of the FDA approval of GEM 21S.

Please see ‘‘Business’’ for additional information regarding these agreements.

We have summarized in the table below our fixed contractual obligations as of December 31, 2006.

	Payments due by period
Contractual obligations	Total	Within one year	Two to three years	Four to five years	After five years

Operating lease obligations	$2,492,745	$426,061	$885,460	$939,385	$241,839
Purchase and supplier obligations	18,012,058	2,964,931	6,777,536	7,472,234	797,357
Sublicense obligations	—	—	—	—	—
Total	$20,504,803	$3,390,992	$7,662,996	$8,411,619	$1,039,196

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of GEM 21S and our product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with the following vendors:

Novartis/Chiron.    In July 2004, we entered into a commercial supply agreement with Chiron (now Novartis) pursuant to which we are obligated to purchase minimum quantities of rhPDGF beginning in 2006 and increasing as of 2007. Under the agreement, the prices we are obligated to pay will vary depending on the quantity of rhPDGF we order. In the table above, we assume pricing based on purchasing the contractual minimum quantity with pricing as adjusted for an estimated inflation factor. We are also obligated to pay Novartis a development milestone for its investment in rhPDGF manufacturing. This milestone is payable over several years as more fully described in Note 10 to the consolidated financial statements. These payments also are included in the table above under the caption ‘‘Purchase and supplier obligations.’’

Orthovita.    In August 2002, we entered into an agreement with Orthovita pursuant to which Orthovita will manufacture and supply us with a β-TCP product for use in GEM 21S for periodontal and cranio-maxillofacial applications. We executed a long-term supply agreement with Orthovita for clinical and commercial supplies of β-TCP in bulk quantities. The contract obligates us to make minimum annual purchases for each of the four years following our initial order under the contract. In the table above, we assume pricing based on purchasing the contractual minimum quantity with pricing as adjusted for an estimated inflation factor.

Kensey Nash.    In June 2005, we entered into an agreement with Kensey Nash Corporation, or Kensey Nash, to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. We have agreed to make additional payments to Kensey Nash based on the achievement of specific regulatory and commercial milestones of the products developed under the agreement. In December 2006, we amended our agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. The table above does not include any contractual obligations for Kensey Nash since we cannot be certain when milestones will be achieved, if at all.

Recent Accounting Pronouncements

FIN 48.    In June 2006, the Financial Accounting Standards Board, or FASB, published FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that a company should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this interpretation and its reported amount in the statement of financial position). This interpretation does not change the classification requirements for deferred taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our results of operations or financial condition.

SFAS No. 154.    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 does not change the transition provisions of any existing account pronouncements, including those that are in a transition phase as of the effective date of the statement. We adopted the provisions of SFAS No. 154 on January 1, 2006, and the adoption of the new standard did not have a material impact on our consolidated financial position or consolidated results of operations.

SFAS No. 123(R).    On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees or directors, including grants of employee and director stock options, to be recognized as an expense on the income statement based on their fair values as of the grant date. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) using the prospective method of transition on January 1, 2006. As discussed above, we account for share-based payments to employees issued prior to December 31, 2005 using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options issued at fair market value. The impact of the adoption of SFAS No. 123(R) for the year ended December 31, 2006 resulted in the recognition of $158,554 in additional compensation expense versus what would have been recognized under the provisions of APB Opinion No. 25.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Because our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time bringing product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations in certain businesses.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising form our investments. Our cash accounts earned an interest rate ranging from 4.15% to 5.22% during the year ended December 31, 2006. We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required for each of the three years ended December 31, 2006 and the Report of Independent Registered Public Accounting Firm are indexed on page F-1 and are incorporated herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Beginning with our annual report for our fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our annual report for fiscal year ending 2008 must also contain a statement that our independent auditors have issued attestation reports on management’s assessment of such internal controls and on the effectiveness of internal controls

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2006.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2006.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.    All financial statements

Consolidated financial statements filed as part of this report are listed under Item 8. ‘‘Financial Statements and Supplementary Data.’’

2.    Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.    Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

BIOMIMETIC THERAPEUTICS, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BioMimetic Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of BioMimetic Therapeutics, Inc. (the ‘‘Company’’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMimetic Therapeutics, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 23, 2007

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$47,064,589	$33,427,708
Certificates of deposit	1,000,000	1,000,000
Receivables – trade	1,448,321	380,911
Receivables – other	391,528	130,935
Inventory	3,407,256	3,647,594
Prepaid expenses	603,362	1,282,674
Total current assets	53,915,056	39,869,822
Receivables – related party	106,831	106,831
Property and equipment, net	3,933,037	3,691,331
Capitalized patent license fees, net	7,429,717	8,964,551
Deposits	10,000	10,000
Total assets	$65,394,641	$52,642,535
LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,108,601	$1,268,954
Accrued expenses:
Payroll, employee benefits and payroll taxes	1,044,903	648,835
Other accrued expenses	1,213,514	673,861
Current portion of capital lease obligations	12,443	—
Deferred liability	1,250,000	2,750,000
Deferred revenue	714,750	974,021
Total curent liabilities	5,344,211	6,315,671
Accrued rent – related party	254,494	259,156
Capital lease obligations	48,712	—
Deferred liability	1,250,000	2,500,000
Deferred revenue	13,496,692	14,206,534
Total liabilities	20,394,109	23,281,361
Commitments and contingencies:
Series A Redeemable, Convertible Preferred Stock, $0.001 par value; 3,246,408 shares authorized; 0 and 3,246,408 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	8,546,030
Series B Redeemable, Convertible Preferred Stock, $0.001 par value; 1,147,427 shares authorized; 0 and 1,147,427 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	5,478,455
Series C Redeemable, Convertible Preferred Stock, $0.001 par value; 5,178,305 shares authorized; 0 and 4,827,506 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	36,721,125
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 37,500,000 shares authorized; 15,649,362 shares issued and outstanding as of December 31, 2006; 16,906,500 shares authorized, 1,609,530 shares issued and outstanding as of December 31, 2005	15,649	1,609
Additional paid-in capital	84,760,940	2,183,689
Deferred stock compensation	—	(989,767)
Accumulated deficit	(39,776,057)	(22,579,967)
Total stockholders’ equity (deficit)	45,000,532	(21,384,436)
Total liabilities, redeemable, convertible preferred stock and stockholders’ equity (deficit)	$65,394,641	$52,642,535

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues:
Collaborative research and development	$224,146	$4,334,515	$5,600,561
Sublicense fee income	709,841	83,625	—
Sales	2,592,228	60,000	—
Royalty income	569,065	30,935	—
Rental income	38,659	7,442	—
Total revenues	4,133,939	4,516,517	5,600,561
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,211,770	70,375	—
Research and development (a)	11,675,882	12,586,925	3,934,996
General and administrative (b)	6,516,502	3,401,541	2,433,764
Depreciation and capital lease amortization	842,208	399,217	73,735
Patent license fee amortization	2,115,987	651,601	397,223
	23,362,349	17,109,659	6,839,718
Loss from operations	(19,228,410)	(12,593,142)	(1,239,157)
Interest income, net	2,165,033	920,722	196,045
Loss on disposal of equipment	(687)	(3,762)	—
Loss before income taxes	(17,064,064)	(11,676,182)	(1,043,112)
Income taxes	—	—	—
Net loss	(17,064,064)	(11,676,182)	(1,043,112)
Preferred stock accretion	(132,026)	(366,072)	(111,270)
Net loss attributable to common stockholders	$(17,196,090)	$(12,042,254)	$(1,154,382)
Basic and diluted net loss per share attributable to common stockholders	$(1.62)	$(7.59)	$(0.73)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	10,589,969	1,587,219	1,579,155
Related party disclosures:
(a) – Research and development includes professional fees to related parties of:	$119,874	$129,168	$131,263
(b) – General and administrative includes rent expense to related parties of:	$594,682	$271,967	$—

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2003	1,579,155	$1,579	$946,153	$(89,243)	$(9,383,331)	$(8,524,842)
Compensation expense relating to common stock options granted to:
Employees	—	—	5,000	—	—	5,000
Consultants	—	—	6,745	—	—	6,745
Amortization of deferred compensation expense:
Employees	—	—	—	32,280	—	32,280
Board of directors	—	—	—	7,625	—	7,625
Preferred stock accretion	—	—	—	—	(111,270)	(111,270)
Net loss	—	—	—	—	(1,043,112)	(1,043,112)
Balance at December 31, 2004	1,579,155	1,579	957,898	(49,338)	(10,537,713)	(9,627,574)
Issuance of common stock upon exercise of stock options:
Employees	375	1	1,299	—	—	1,300
Board of directors	22,500	22	23,118	—	—	23,140
Consultants	7,500	7	1,893	—	—	1,900
Compensation expense relating to common stock options granted to:
Employees	—	—	1,060,728	(1,060,728)	—	—
Board of directors	—	—	91,757	(91,757)	—	—
Consultants	—	—	46,996	—	—	46,996
Amortization of deferred compensation expense:
Employees	—	—	—	161,691	—	161,691
Board of directors	—	—	—	50,365	—	50,365
Preferred stock accretion	—	—	—	—	(366,072)	(366,072)
Net loss	—	—	—	—	(11,676,182)	(11,676,182)
Balance at December 31, 2005	1,609,530	1,609	2,183,689	(989,767)	(22,579,967)	(21,384,436)
Cumulative effect of change in accounting principle	—	—	(989,767)	989,767	—	—
Initial public offering-5-12-2006	4,600,000	4,600	31,547,420	—	—	31,552,020
Conversion of preferred to common stock	9,221,340	9,221	50,868,415	—	—	50,877,636
Issuance of common stock to Board of Directors	11,250	11	131,051	—	—	131,062
Issuance of common stock upon exercise of stock options:
Employees	164,792	165	119,035	—	—	119,200
Board of directors	27,450	28	51,929	—	—	51,957
Consultants	15,000	15	9,985	—	—	10,000
Compensation expense relating to common stock options granted to:
Employees	—	—	711,744	—	—	711,744
Board of directors	—	—	5,132	—	—	5,132
Consultants	—	—	126,588	—	—	126,588
Forfeitures	—	—	(4,281)	—	—	(4,281)
Preferred stock accretion	—	—	—	—	(132,026)	(132,026)
Net loss	—	—	—	—	(17,064,064)	(17,064,064)
Balance at December 31, 2006	15,649,362	$15,649	$84,760,940	$—	$(39,776,057)	$45,000,532

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss attributable to common stockholders	$(17,196,090)	$(12,042,254)	$(1,154,382)
Adjustments to reconcile net loss attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and capital lease amortization expense	842,208	399,217	73,735
Patent license fee amortization	2,115,987	651,601	397,223
Loss on disposal of equipment	687	3,762	—
Preferred stock accretion	132,026	366,072	111,270
Non-cash compensation and consulting expense	839,183	259,052	51,650
Non-cash issuance of common stock	131,062	—	—
Changes in operating assets and liabilities:
Recoverable income taxes	—	80,000	(80,000)
Receivables – trade	(1,067,410)	(380,911)	—
Receivables – other	(260,593)	(130,935)	—
Receivables – related party	—	(106,831)	—
Inventory	240,338	(2,826,136)	(821,458)
Prepaid expenses	679,312	(1,184,709)	(97,965)
Deposits	—	5,920	872
Accounts payable	(160,353)	841,336	321,220
Income taxes payable	—	—	(77,431)
Accrued payroll, employee benefits and payroll taxes	396,068	386,185	236,016
Other accrued expenses	539,653	474,559	(362,068)
Deferred liability	(2,750,000)	5,250,000	—
Deferred revenue	(969,113)	10,846,040	(5,204,269)
Accrued rent – related party	(4,662)	259,156	—
Net cash (used in) provided by operating activities	(16,491,697)	3,151,124	(6,605,587)
Cash flows from investing activities
Capitalized patent license fees	(581,153)	(6,897,820)	(1,000,000)
Redemption of certificates of deposit	—	—	1,000,000
Proceeds from disposal of equipment	—	1,000	—
Purchases of property and equipment	(1,017,667)	(3,708,423)	(287,040)
Net cash used in financing activities	(1,598,820)	(10,605,243)	(287,040)
Cash flows from financing activities
Payments on capital lease obligations	(5,779)	(2,056)	(5,042)
Issuance of common stock	181,157	26,340	—
Net proceeds from initial public offering	31,552,020	—	—
Issuance of Series A Redeemable, Convertible Preferred Stock, net	—	—	61,342
Issuance of Series C Redeemable, Convertible Preferred Stock, net	—	11,172,978	24,715,786
Net cash provided by financing activities	31,727,398	11,197,262	24,772,086
Net increase in cash and cash equivalents	13,636,881	3,743,143	17,879,459
Cash and cash equivalents, beginning of period	33,427,708	29,684,565	11,805,106
Cash and cash equivalents, end of period	$47,064,589	$33,427,708	$29,684,565
Supplemental disclosures of cash flow information
Interest paid	$1,466	$42	$554
Income taxes paid	$—	$—	$157,431
Supplemental non-cash disclosures
Issuance of preferred stock to obtain patent licenses	$—	$500,000	$—
Acquisition of property and equipment through capital leases	$66,934	$—	$—
Conversion of preferred stock to common stock upon initial public offering	$50,877,636	$—	$—

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Basis of Accounting and Operations

BioMimetic Therapeutics, Inc. (the ‘‘Company’’ and formerly BioMimetic Pharmaceuticals, Inc.) was incorporated on April 14, 1999, in the state of Tennessee for the purpose of introducing new products primarily used for bone and tissue regeneration and indicated for use in the treatment of periodontal, craniofacial, and orthopedic skeletal defects and injuries.

Effective June 1, 2001, BioMimetic Pharmaceuticals, Inc., merged with and into BioMimetic Merger Corp., a Delaware corporation. As part of the merger agreement, BioMimetic Merger Corp. designated the surviving corporate name to be BioMimetic Pharmaceuticals, Inc., a Delaware corporation. The transactions described above have been accounted for as common control reorganizations. In July 2005, the Company changed its corporate name to BioMimetic Therapeutics, Inc.

The Company formed a wholly-owned subsidiary, BioMimetic Therapeutic Limited, in the United Kingdom in October 2005 for the purpose of making and maintaining regulatory submissions for its products in the European Union. As of December 31, 2006, the subsidiary has no employees and has no other operating activities.

On October 2, 2006, the Company formed BioMimetic Therapeutics Pty Ltd., a subsidiary in Australia. The subsidiary has no employees and has no operating activities other than making and maintaining regulatory submissions for the Company’s product in Australia. As of December 31, 2006, the subsidiary has no employees and has no other operating activities.

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

Since inception, the Company has expended significant funds on developing its product, business planning, obtaining financing, and obtaining skilled employees. The Company received its initial funding of $3,250,000 through the issuance of Series A Redeemable, Convertible Preferred Stock (‘‘Series A Preferred Stock’’) in March 2001 and initiated substantive research and development activities shortly thereafter. Prior to March 2001, the Company’s operations had consisted of miscellaneous initial start up activities and fund raising activities. The only equity issuances during the period from inception (April 14, 1999) through March 2001 consisted of approximately 1.5 million shares of common stock issued to the founders at inception for a nominal cash contribution. Operating losses have resulted in an accumulated deficit of $39,776,057 and $22,579,967, respectively, as reported in the accompanying consolidated balance sheets as of December 31, 2006 and 2005. The majority of the Company’s operating losses during the period from inception (April 14, 1999) through December 31, 2001 were incurred during the year ended December 31, 2001. During the period from inception (April 14, 1999) through December 31, 2000, the Company had minimal operations.

The Company’s first product, GEM 21S®, received approval from the US Food and Drug Administration (‘‘FDA’’) on November 18, 2005. GEM 21S is exclusively licensed to Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’) for marketing and distribution and sales of the product began late in the fourth quarter of 2005.

Management plans to derive revenue from the sale or licensing of its drug-device combination products for the repair of injuries to bone, cartilage, ligaments and tendons. The Company’s first product is being marketed through a partnership with Luitpold for bone and periodontal regeneration. The Company is also developing several orthopedic products which are at early stages of product development. If and when the orthopedic products are introduced to market, additional time may be

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

1.    Organization, Basis of Accounting and Operations (continued)

necessary before significant revenues are realized. Based on the early stages of product sales for the Company’s first product and the early stages of the Company’s orthopedic product development, operating losses are expected to continue for the foreseeable future. The success of the Company’s future operations is primarily dependent on its ability to gain market acceptance of its products, obtain additional capital and financing on acceptable terms and on its ability to complete clinical trials and obtain necessary licenses and approvals. Inability to obtain adequate funding, delays and unanticipated costs in obtaining the required licenses and approvals, unforeseen problems with clinical trials or losses of key personnel could affect the Company’s results of operations.

During 2001, the Company issued 1,682,058 shares of Series A Preferred Stock for $4,250,000, less $204,779 of associated costs. During 2002, the Company issued 1,539,855 shares of Series A Preferred Stock for $4,250,000, less $78,125 of associated costs. During 2003, the Company issued 1,043,115 shares of Series B Redeemable, Convertible Preferred Stock (‘‘Series B Preferred Stock’’) for $5,000,000, less $45,354 of associated costs. During 2004, the Company issued 24,495 shares of Series A Preferred Stock for $61,894, less $552 of associated costs and 3,265,895 shares of Series C Redeemable, Convertible Preferred Stock (‘‘Series C Preferred Stock’’) for $25,713,476, less $997,690 of associated costs. As discussed in Note 12, in April 2005, the Company issued an additional 1,498,105 shares of Series C Preferred Stock for $11,795,082, less $618,745 of associated costs. In June 2005, the Company issued 63,505 shares of Series C Preferred Stock at $7.87 per share in lieu of a $500,000 payment due to ZymoGenetics, Inc. (‘‘ZymoGenetics’’) under the license agreement with ZymoGenetics. Net proceeds from all issuances have been used to fund the Company’s operations. As discussed in Note 3, the Company completed an Initial Public Offering (‘‘IPO’’) of 4,600,000 shares of its common stock in May 2006. Upon closing of the IPO, all outstanding shares of preferred stock were converted into 9,221,340 shares of common stock. Also discussed in Note 3, the Company completed a secondary public offering of 2,517,111 shares of its common stock in February 2007.

As discussed in Note 5, the Company received $10,000,000 from Luitpold in December 2003 in connection with the execution of certain agreements. In December 2005, the Company received $15,000,000 from Luitpold upon receiving approval from the U.S. Food and Drug Administration (‘‘FDA’’) for the Company’s first product, GEM 21S. The proceeds have been used to fund the Company’s operations.

The Company has met its milestone requirements to date, but there is no assurance that the Company will be able to continue to meet all milestone requirements. In that event, the Company may require additional funds that are not currently available to support operations in 2007 and thereafter.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and certificates of deposit with original maturities of less than 90 days to be cash equivalents.

Receivables – Trade

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company began selling its product in December 2005. The trade receivables balance represents the amounts due from the Company’s marketing and distribution partner, Luitpold, for research and development studies and represents a legal and enforceable receivable from Luitpold under the Company’s research and development agreements with Luitpold. See ‘‘Revenue Recognition’’ for additional information regarding the research and development agreement. No allowance for doubtful accounts was deemed necessary as of year-end.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

As discussed in the Company’s revenue recognition policy, the Company defers the recognition of revenue on the products that Luitpold has a right of exchange until the criteria for the proper recognition of revenue is met. In addition to the sales transaction, the Company is responsible for the collection and payment of certain taxes applicable to the transaction. See the Company’s revenue recognition policy for additional information.

Receivables – Other

Receivables from others represent amounts due from contractual obligations or normal course of business transactions.

Receivables – Related Party

During the construction of the Company’s new office space, the landlord provided the Company with a tenant build-out allowance of $106,831. The receivable and offsetting deferred rent liability have been recorded in the financial statements as a long-term receivable and long-term liability. The deferred rent component is being amortized and recorded as a reduction to rent expense. The Company’s Chief Executive Officer has an ownership interest in the landlord as discussed in Note 18.

Inventory

Inventories are carried at the lower of cost (first-in, first-out) or net realizable value and at December 31, 2006 and 2005, consisted of bulk drug substances to be utilized in the manufacturing of the Company’s products. Work in progress consists of filled syringes and cups that will be packaged in the finished kits to be sold to consumers. Finished goods consist of packed GEM 21S kits ready for sale. Shipping and handling costs are included in the costs of sales of the product.

As of December 31, 2006 and 2005, inventory reserves of $10,000 and $465,000, respectively, have been recorded for potential obsolete inventory.

Valuation of Purchase Commitments

The Company has substantial firm purchase commitments with certain of its suppliers related to future inventory requirements. At each period end, the Company assesses the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (‘‘ARB’’) No. 43, Restatement and Revision of Accounting Research Bulletins. As of December 31, 2006, no reserves have been recorded associated with these future purchase commitments.

Prepaid Expenses

Prepaid expenses consist of supplies, rent and insurance premiums that the Company has paid in advance.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment range from three to seven years.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the accompanying consolidated statements of operations.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

Capitalized Patent License Fees

The Company has capitalized certain costs including milestone and sub-license fees, related to obtaining patent licenses from non-related party institutions. The Company’s policy is to capitalize and amortize these costs over the estimated life of the patents. Of the licensed patents that remain unexpired, the expirations, and thus the estimated useful lives, range from 2008 to 2020. (see ‘‘Intellectual Property’’ within the ‘‘Business’’ section as well as Note 8).

Accrued Expenses and Deferred Liabilities

As part of the process of preparing its consolidated financial statements, management is required to estimate expenses that the Company has incurred for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where the Company has not been invoiced or otherwise notified of actual costs. Examples of expenses for which the Company accrues based on estimates include milestone payments, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under or over estimates the level of services performed or the costs of such services, the actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with US generally accepted accounting principles. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities (see Note 11).

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries, BioMimetic Therapeutic Limited and BioMimetic Therapeutics Pty Ltd. Inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

Product Sales

The Company generated its first revenues from the sale of products to Luitpold in December 2005. Luitpold has an exclusive agreement with the Company and is responsible for the distribution and sale of the Company’s product. The Company’s revenue policy is to recognize sales revenue upon delivery of the product to Luitpold. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (‘‘SAB’’) 101, Revenue Recognition in Financial Statements (‘‘SAB 101’’) as amended by SAB 104, Revenue Recognition, and Emerging Issues Task Force (‘‘EITF’’) Issue 00-21, Revenue Arrangements with Multiple Deliverables (‘‘EITF Issue 00-21’’), and SFAS No. 48, Revenue Recognition When Right of Return Exists. The manufacturing and supply agreement with Luitpold also provides for Luitpold to make annual minimum purchase commitments of the Company’s product.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

During 2005 and the first quarter of 2006, the Company agreed to ship certain identified product to Luitpold that had an expiration date of less than one year (‘‘short-dated’’) and provided Luitpold with the right of exchange for any short-dated product that reached six months or less of its expiration date. Product sales revenue during 2005 and the first quarter of 2006 for the identified short-dated product was recognized upon the completion of the sale by Luitpold. As of December 31, 2005, the Company had recorded deferred revenue of $264,180 and recognized sales revenue of $60,000.

During the second quarter of 2006, the Company received permission from the FDA to extend the expiration date of the product. As of December 31, 2006, all product held by Luitpold is no longer considered to be short-dated. No right of return exists for the product. As such, product sales revenue for the previously identified short-dated product has been fully recognized as of December 31, 2006.

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

Collaborative research and development

The Company has collaborative research and development agreements with Luitpold. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and EITF Issue 00-21. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements (see Note 5). Any amounts received in advance of performance are recorded as deferred revenue until earned. Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment.

Luitpold made a $10,000,000 one-time payment to the Company upon execution of the research, development and marketing agreement in December 2003. The Company amortized the proceeds of the payment over the term of the research and development activities up to the Company’s estimated approval date for GEM 21S, which was estimated at the time to be October 2005. Further, Luitpold agreed to make a milestone payment to the Company upon EU approval of GEM 21S. See Note 5 for more information.

Sublicense fees

The Company has an exclusive sublicense agreement with Luitpold. Sublicense fees are due to the Company upon achievement of the milestone criteria. In December 2005, the Company received $15,000,000 from Luitpold upon receiving approval from the FDA for the Company’s first product, GEM 21S. Revenues from the sublicense agreement are recognized pursuant to the term of the agreement and are being amortized over the life of the agreement, which expires December 31, 2026. Payments received in advance of revenue recognized are recorded as deferred revenue (see Note 5). The timing of cash received from the Company’s agreement differs from revenue recognized. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and EITF Issue 00-21.

Rental Income

The Company has subleased portions of its office headquarters in Franklin, Tennessee to two independent companies. Revenue related to subleased rental property is recognized monthly as related payments are due and/or invoiced.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

Research and Development

The Company expenses costs associated with research and development activities as incurred. The Company evaluates payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determines the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to the Company’s product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, product development and research and development departments are classified as research and development costs.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method prescribed by the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets related to future years, including loss and credit carryforwards, if there is not sufficient evidence to indicate that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in future years.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the year ended December 31, 2006: risk-free interest rate was 4.74%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, forfeiture rate of 1% and the weighted average expected life of the option was 5.8 years. Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rate are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is $158,554 higher than if it had continued to account for share-based

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $(0.01) and $(0.01) lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

The Company’s net loss for the year ended December 31, 2006 includes $712,595 of stock-based compensation costs and no income tax benefit related to the Company’s stock-based compensation arrangements.

Information relating to the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Options at January 1, 2006	1,381,458	$2.67
Granted	349,206	$4.68
Exercised	(201,825)	$0.61
Forfeited or expired	(19,000)	$4.90
Shares under option at December 31, 2006	1,509,839	$3.38	5.8	$18.1
Options vested at December 31, 2006	654,750	$2.70	6.5	$6.9
Options exercisable at December 31, 2006	654,750	$2.70	6.5	$6.9
Options nonvested at December 31, 2006	855,089	$3.91	5.3	$11.3

SFAS No. 123(R) applies only to awards granted after the required effective date of January 1, 2006. Awards granted prior to the Company’s implementation of SFAS No. 123(R) were accounted for under the recognition and measurement provisions of APB Opinion No. 25, and related Interpretations. The Company previously applied the minimum value method in valuing awards under SFAS No. 123.

Comprehensive Loss

The Company’s comprehensive losses as defined by SFAS No. 130, Reporting Comprehensive Income, are the same as the net losses reported.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the consolidated balance sheets. The Company maintains cash in a local financial institution in excess of Federal Deposit Insurance Corporation limitations. The Company believes that it has established guidelines for investment of its excess cash that maintains principal and liquidity through its policies on diversification and investment maturity. The Company has not incurred any losses on these cash balances as of December 31, 2006.

The Company relies on certain materials used in its development process that are procured from a single source supplier as well as certain third-party contract manufacturers that make its product and product candidates. The failure of its supplier or contract manufacturers to deliver on schedule, or at all, could delay or interrupt the development process and/or revenue stream and adversely affect the Company’s operating results.

The Company currently sells its only product through an exclusive distribution and marketing arrangement with Luitpold. Essentially all of the Company’s receivables and foreseeable future sales rely on this one company. Any adverse events relating to Luitpold could have a material impact on the Company’s future revenues and its ability to collect receivables.

Segment Information

The Company has determined that it is principally engaged in one operating segment. The Company’s product development efforts are primarily in the treatment of bone loss associated with advanced periodontal disease and repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments or tendons.

Recent Accounting Pronouncements

FIN 48.    In June 2006, the Financial Accounting Standards Board, or FASB, published FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that a company should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this interpretation and its reported amount in the statement of financial position). This interpretation does not change the classification requirements for deferred taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its results of operations or financial condition.

SFAS No. 154.    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 does not change the transition provisions of any existing account pronouncements, including those that are in a transition phase as of the effective date of the statement. The Company adopted the provisions of SFAS No. 154 on January 1, 2006, and the adoption of the new standard did not have a material impact on its consolidated financial position or consolidated results of operations.

SFAS No. 123(R).    On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees or directors, including grants of employee and director stock options, to be recognized as an expense on the income statement based on their fair values as of the grant date. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) using the prospective method of transition on January 1, 2006. The Company accounts for share-based payments to employees issued prior to December 31, 2005 using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options issued at fair market value. The impact of the adoption of SFAS No. 123(R) for the year ended December 31, 2006 resulted in the recognition of $158,554 in additional compensation expense versus what would have been recognized under the provisions of APB Opinion No. 25.

3.    Initial Public Offering, Stock Split and Secondary Public Offering

On May 4, 2006, the Company’s Board of Directors approved a 1.5 to one stock split for all capital stock as previously approved by the Company’s stockholders. All common and preferred stock share and per share amounts in these consolidated financial statements have been adjusted retroactively to reflect this stock split.

On May 17, 2006, the Company completed an IPO of 4,600,000 shares of its common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of preferred stock were converted into 9,221,340 shares of common stock.

On February 14, 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

3.    Initial Public Offering, Stock Split and Secondary Public Offering (continued)

over-allotment option. Of the shares of common stock being offered, 2,517,111 were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.3 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $40.0 million to the Company and $11.8 million to the selling stockholders. The Company did not receive any proceeds from the sale of stock by the selling stockholders.

4.    Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (‘‘SFAS No. 128’’) and SAB 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the conversion of redeemable, convertible preferred stock and upon the exercise of stock options, and the conversion of redeemable, convertible preferred stock upon the exercise of warrants. Dilutive earnings per share is the same as basic earnings per share since common stock equivalents are excluded from the calculation, due to their effect being anti-dilutive.

	2006	2005	2004
Historical numerator: net loss attributable to common stockholders	$(17,196,090)	$(12,042,254)	$(1,154,382)
Denominator: weighted average shares of common stock outstanding	10,589,969	1,587,219	1,579,155
Basic and diluted net loss per share attributable to common stockholders	$(1.62)	$(7.59)	$(0.73)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	2006	2005	2004
Redeemable, convertible preferred stock	—	9,221,340	7,659,730
Common stock options	1,509,839	1,381,458	909,600
Total	1,509,839	10,602,798	8,569,330

5.    Agreements with Luitpold Pharmaceuticals, Inc.

In December 2003, the Company entered into three agreements that cover an exclusive worldwide sublicense, research and development, marketing and distribution partnership with Luitpold for GEM 21S.

The exclusive sublicense agreement grants to Luitpold sublicense rights under intellectual property that the Company licenses from ZymoGenetics and co-owns with and licenses from Harvard College (‘‘Harvard’’), and grants Luitpold certain rights to the improvements relating to GEM 21S. Luitpold is responsible for the worldwide sale and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. Luitpold is required to make milestone and royalty payments to the Company, and is required to maintain agreed upon sales and customer service staffing levels. The

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

5.    Agreements with Luitpold Pharmaceuticals, Inc. (continued)

agreement provides for a minimum royalty obligation for the first six years following the first sale of GEM 21S. In addition, the agreement obligates the Company to seek regulatory approval for GEM 21S in the US, EU and Canada, and Luitpold is given an option to seek regulatory approval in all other territories. The agreement also sets forth certain obligations and rights regarding the maintenance and enforcement of the licensed intellectual property rights. As a result of an amendment dated December 2005, this agreement will expire in December 2026, but is subject to indefinite continuous five year extensions by Luitpold upon one years notice. Either party may terminate the exclusive sublicense agreement if the other party breaches a material provision and fails to cure the breach within 60 days of notice. The exclusive sublicense will automatically terminate if either the manufacturing and supply agreement or the research, development and marketing agreement is terminated. If a party’s performance under the agreement is prevented for 12 months because of a force majeure event, the other party may terminate the agreement.

The manufacturing and supply agreement obligates Luitpold to purchase all of its requirements for GEM 21S from the Company, and the Company is obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. The agreement sets forth the pricing for the products, and provides for periodic price increases based on inflation and/or increases in the Company’s manufacturing costs. In addition, the agreement includes minimum purchase commitments for seven years following the first purchase, whereby Luitpold is committed to purchase from the Company a pre-determined volume of GEM 21S within each calendar year. The Company’s revenue policy is to recognize sales revenue upon delivery of the product to Luitpold. As a result of an amendment dated December 2005, this agreement will expire in December 2026, but is subject to indefinite continuous automatic five-year extensions unless either party gives six months’ notice of its intent not to renew the agreement. Either party may terminate the manufacturing and supply agreement if the other party breaches a material provision and fails to cure the breach within 60 days of notice. In addition, the Company may terminate the manufacturing and supply agreement if GEM 21S is found to infringe a third party’s intellectual property rights.

The research, development and marketing agreement outlines the Company’s obligations to Luitpold to support its marketing of products subject to the manufacturing and supply agreement and the exclusive sublicense agreement. The Company has agreed to (1) use commercially reasonable efforts to complete the clinical studies and regulatory filings for GEM 21S in the US, EU and Canada; (2) conduct certain studies necessary to extend the shelf life of GEM 21S; (3) provide Luitpold with marketing assistance; and (4) assist Luitpold with regulatory approvals outside the US, EU and Canada. Luitpold made a $10,000,000 one-time payment to the Company upon execution of the research, development and marketing agreement and agreed to make a milestone payment to the Company upon EU approval of GEM 21S. The research, development and marketing agreement will expire on the fifth anniversary of payment of the EU approval milestone payment. Either party may terminate the agreement if the other party breaches a material provision and fails to cure the breach within 60 days of notice. The research, development and marketing agreement will automatically terminate if either the manufacturing and supply agreement or the exclusive sublicense agreement is terminated. If a party’s performance under the agreement is prevented for 12 months because of a force majeure event, the other party may terminate the agreement.

Upon execution of the research, development and marketing agreement, Luitpold paid the Company $10,000,000 to compensate for the cost of product development incurred prior to the contract and up to FDA approval, including costs of completing the clinical trials, regulatory activities and any post marketing or other studies required as a condition of the initial approvals. In accordance with the provisions of EITF 00-21, and the specific guidance in that literature to biotech license, research and development, and contract manufacturing agreements, the Company amortized the $10,000,000 proceeds related to the initial research and development payment over the term of the research and development activities up to the Company’s estimated approval date for GEM 21S,

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

5.    Agreements with Luitpold Pharmaceuticals, Inc. (continued)

which was estimated to be October 2005. The estimated approval date was based on the Company’s knowledge of the review process and review/approval timing of other devices by the FDA. Actual approval was received in November 2005. The effect of the change in accounting estimate resulted in a decrease in revenue of $2,447,723 and in earnings per share of $1.55 for the year ended December 31, 2004, and a corresponding increase in revenue of $2,447,723 and earnings per share of $1.54 for the year ended December 31, 2005, and no impact for the year ended December 31, 2006. The $10,000,000 proceeds of the agreement were fully amortized as of December 31, 2005. Accordingly, the collaborative research and development revenues recognized were $0, $4,334,515 and $5,204,269 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company began post-marketing clinical studies in December 2002. In 2004, the Company reached an agreement with Luitpold, whereby Luitpold agreed to pay for the post-marketing studies. In accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and the provisions of EITF 00-21, and the specific guidance in that literature to biotech license, research and development, and contract manufacturing agreements, the Company recorded collaborative research and development revenues of $211,896, $0 and $396,292 during the years ended December 31, 2006, 2005 and 2004, respectively. Thus, cumulative payments totaling $608,188 have been received from Luitpold under this agreement through December 31, 2006.

The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005. As a result, the Company received an initial milestone payment related to the Luitpold exclusive sublicense agreement in the amount of $15,000,000 from Luitpold. In accordance with the provisions of EITF 00-21, and the specific guidance in that literature to biotech license, research and development, and contract manufacturing agreements, the Company is amortizing the $15,000,000 proceeds over the term of the sublicense agreement with Luitpold, which expires December 31, 2026. At December 31, 2006, the Company’s deferred revenue balance was $14,206,534. Included in sublicense fee revenues for the year ended December 31, 2006 is $709,841 of the $15,000,000 proceeds representing amortization of the proceeds over the 12-month period from January 1, 2006, through December 31, 2006. Cumulative revenue recorded under this agreement is $793,466 as of December 31, 2006.

In exchange for the rights to the exclusive worldwide marketing, distribution and sales of the product, Luitpold is obligated to pay royalties on its net sales to the Company. Luitpold is required to report its sales and remit royalties to the Company on a quarterly basis. Sales revenue of $2,592,228 and $60,000 has been recognized for the years ended December 31, 2006 and 2005, respectively. In addition, royalty income of $569,065 and $30,935 has been recognized for the years ended December 31, 2006 and 2005, respectively.

6.    Inventory

The Company began purchasing raw materials for use in the manufacturing process in 2004. The manufacturing process of filling syringes and periodontal cups began in January of 2005. Inventory at December 31 is summarized as follows:

	2006	2005
Raw materials	$3,154,809	$2,519,278
Work in progress	165,230	386,561
Finished goods	97,217	1,206,755
	3,417,256	4,112,594
Less allowance for excess inventory	(10,000)	(465,000)
	$3,407,256	$3,647,594

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

6.    Inventory (continued)

The Company’s GEM 21S product contains components that have expiration dates. In 2005, the Company estimated its potential exposure based on anticipated sales and established an allowance for excess inventory. During the quarter ended June 30, 2006, the Company received FDA approval to extend the expiration date of the product. Based on current and anticipated expiration dating, the Company believes its current inventory will be utilized before product expiration. Therefore, the inventory reserve for exposure for excess inventory related to short-dated product was eliminated during the quarter ended June 30, 2006. The Company continues to maintain a reserve for potential obsolete inventory.

7.    Property and Equipment

Property and equipment at December 31 is summarized as follows:

	2006	2005
Office equipment and computers	$1,361,989	$798,409
Purchased software	92,369	2,479
Furniture and fixtures	482,155	399,597
Leased equipment	76,272	—
Construction in process	124,055	—
Leasehold improvements	3,146,352	3,001,638
	5,283,192	4,202,123
Less accumulated depreciation and amortization	(1,350,155)	(510,792)
	$3,933,037	$3,691,331

Leasehold improvements encompassing a build out of approximately 23,150 square feet of offices and specialized wet lab facilities in the amount of $3,146,352 have been capitalized and are being amortized over the initial term of the lease. Included in the cost of the Company’s improvements was the amount necessary to upgrade utilities and infrastructure to support biotechnology wet lab space, which includes lab casework, plumbing, electrical and HVAC systems designed specifically for biotechnology laboratory facilities and intensive data and computer needs. Amortization expense for these leasehold improvements was $442,450 for the year ended December 31, 2006.

Depreciation and capital lease amortization expense for the years ended December 31, 2006, 2005 and 2004 was $842,208, $399,217 and $73,735, respectively.

The Company disposed of equipment, resulting in losses on disposal of $687, $3,762 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.    Capitalized Patent License Fees

In June 2005, the Company filed an Investigational New Drug Application (‘‘IND’’) with the FDA for its orthopedic product. The IND filing triggered a milestone payment of $500,000 to ZymoGenetics under the Company’s January 2003 patent license agreement with ZymoGenetics.

In November 2005, the Company acquired patent licenses from the Institute of Molecular Biology (‘‘IMB’’), incurring costs of $327,820. The acquisition of IMB patent licenses triggered a $20,000 milestone payment to Harvard under the Company’s license agreement.

The November 2005 FDA approval of the Company’s product, GEM 21S, triggered a $50,000 milestone payment to Harvard under the Company’s license agreement with Harvard. In addition, the Company was required to pay $4,000,000 to ZymoGenetics within ten days of the FDA’s approval of GEM 21S, and an additional $1,000,000 within thirty days of the approval.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

8.    Capitalized Patent License Fees (continued)

The November 2005 receipt of $15,000,000 from Luitpold (see Note 5) triggered a sublicense patent fee payment of $1,500,000 to Harvard under the Company’s patent license agreement.

In June 2006, the Company initiated a registration trial for its orthopedic product GEM OS1. The trial triggered a milestone payment of $500,000 to ZymoGenetics under the Company’s January 2003 patent license agreement with ZymoGenetics. The payment has been capitalized as patent license fees and will be amortized over the remaining patent life of 4.1 years.

Each of these milestone transactions has been capitalized as a patent license fee and is being amortized over the life of the patent licenses. The Company has capitalized $10,752,465, $10,171,312 and $2,773,492, of costs related to the acquisition of its patent licenses as of December 31, 2006, 2005 and 2004, respectively. The Company has recorded $2,115,987, $651,601 and $397,223 of patent license fee amortization for the years ended December 31, 2006, 2005 and 2004, respectively.

Based on agreements in place and payments made as of December 31, 2006, amortization of capitalized patent license fees for the next five years is expected to not be less than $2,164,436 for each of the years ended December 31, 2007 and 2008, $1,835,353 for the year ended December 31, 2009 and $1,184,339 for the year ended December 31, 2010.

9.    Accrued Expenses

Accrued expenses at December 31 are summarized as follows:

	2006	2005
Payroll, employee benefits and payroll taxes	$1,044,903	$648,835
Royalties payable	398,147	—
Professional fees	388,896	415,818
Contract manufacturing	216,084	178,687
Taxes and licenses	195,300	65,603
Utilities	7,311	—
Office Supplies	6,597	8,435
Other	1,179	5,318
	1,213,514	673,861
	$2,258,417	$1,322,696

10.    Deferred Liability

The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005. As a result of the FDA approval, the Company was required to pay milestone payments totaling $10,050,000 to suppliers or patent licensors.

Under the Company’s July 2004 commercial supply agreement with Chiron Corporation (now Novartis Vaccines and Diagnostics (‘‘Novartis’’)) for rhPDGF, the Company was obligated as of the date of FDA approval to pay Novartis a total of $5 million as a milestone payment. Based on the guidance in SFAS No. 2, Accounting for Research and Development Costs, the Company accrued and expensed the $5 million obligation as research and development during 2005. Under this agreement, the Company was obligated to pay $1,250,000 to Novartis within thirty days of the FDA’s approval of GEM 21S. In addition, the Company is required to pay Novartis $3,750,000 in annual installments of $1,250,000 each year for the three years 2006 to 2008. Accordingly, $1,250,000 was paid to Novartis in November 2006, and as of December 31, 2006, a current liability of $1,250,000 and a long term liability of $1,250,000 have been recorded for the remaining liability.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Commitments and Contingencies

Capital Leases

The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. Three new capital leases for copiers were incurred in 2006. The net book value of such equipment at December 31, 2006, 2005 and 2004 totaled $60,240, $0 and $2,769, respectively.

Operating Leases

The Company maintains operating leases for the use of office space and business equipment. The Company occupied new office space in July 2005. The office space lease agreement is a non-cancelable operating lease through June 2012.

The future commitments under these operating lease agreements are as follows:

2007	$426,061
2008	436,187
2009	449,273
2010	462,751
2011	476,634
Thereafter	241,839
Total	$2,492,745

The office space lease agreement contains annual scheduled rate increases, equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The Company was provided with a tenant improvement allowance of $5 per usable square foot (or $106,831) towards its improvements. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company has recorded these tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent expense associated with the new office space of $406,486 and $382,836 for the years ended December 31, 2006 and 2005, respectively.

Rental expense for all operating leases was $511,001, $433,781 and $61,269, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company began subleasing a portion of its space to two organizations in 2005. Each organization has a three year lease commitment. Rental income was $38,659 and $7,442 for the years ended December 31, 2006 and 2005, respectively, and is included in rental income in the accompanying Consolidated Statements of Operations. Future minimum sublease rents for the next three years are expected to be not less than $30,086 for 2007 and $22,400 for 2008.

Employment Agreements

The Company has employment contracts with several individuals, which provide for annual base salaries and potential bonuses. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis and Orthovita, Inc. Under the agreement with Novartis, the Company is obligated to purchase minimum specified quantities of

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Commitments and Contingencies (continued)

rhPDGF-BB from Novartis beginning in 2006 and increasing as of 2007. Under the Novartis agreement, the annual product prices that the Company is obligated to pay will vary depending on the quantity of rhPDGF-BB that is ordered. Additionally, the price that the Company is obligated to pay is subject to annual adjustment based on the Producer Price Index for Pharmaceutical Preparations. The Company is also obligated to make certain milestone payments to Novartis as outlined above in Note 10. The Novartis agreement covers a seven-year term and is cancelable by either Novartis or the Company under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date.

Under these agreements, the Company has minimum purchase commitments totaling approximately $3.0 million for 2007, $3.3 million for 2008, $3.5 million for 2009, $3.6 million for 2010, $3.8 million for 2011 and $0.8 million for 2012. These minimum purchase commitment calculations are based on minimum purchase quantities as outlined in the respective contracts and prices as adjusted for an assumed inflation rate of 5% per year.

Novartis/Chiron

In July 2004, the Company entered into a commercial supply agreement with Chiron (now Novartis) that will permit it to obtain bulk supply of rhPDGF for commercial sale. Under the terms of the agreement, Novartis will exclusively supply the Company with rhPDGF for use in certain periodontal and orthopedic applications. The Company is obligated to purchase minimum specified quantities of rhPDGF beginning in 2006 and increasing as of 2007. Under the agreement, the annual product prices the Company is obligated to pay vary depending on the quantity of rhPDGF ordered. The Company is also obligated to pay Novartis a development milestone for its investment in rhPDGF manufacturing. This milestone is payable over several years as more fully described in Note 10. The agreement covers a seven-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date.

Orthovita

In August 2002, the Company entered into an agreement with Orthovita pursuant to which Orthovita will manufacture and exclusively supply them with β-TCP for use in GEM 21S. The Company executed a long-term supply agreement with Orthovita for clinical and commercial supplies of β-TCP in bulk quantities. The Company is required to purchase all of their requirements for β-TCP for periodontal and maxillofacial indications from Orthovita. Under the agreement, the annual product prices the Company is obligated to pay vary depending on the amount ordered and the years in which orders are placed. The agreement covers a 10-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for up to two five year renewal terms.

Kensey Nash

In June 2005, the Company entered into an agreement with Kensey Nash to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. Under the agreement, Kensey Nash will exclusively manufacture and supply the scaffold materials for the Company and the Company will be responsible for final formulation, fill and finish activities. The Company is responsible for obtaining US and foreign regulatory approvals for any resulting products, and is required to commercialize any resulting products in the US within 12 months of receipt of FDA approval. The Company has the exclusive

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Commitments and Contingencies (continued)

right to distribute and sell the resulting products worldwide. In addition, the Company agreed to pay royalties to Kensey Nash based on net sales of commercial products worldwide for the term of the agreement.

The agreement covers a 10-year term following the commercialization of a product, with two automatic two-year extensions, unless either party provides notice not to extend. If Kensey Nash elects not to extend the agreement, it is obligated to continue to supply the Company with predefined amounts of products for a limited time beyond the agreement’s expiration. The agreement terminates if the Company does not make its first commercial sale of a product developed under the agreement within seven years. The Company paid Kensey Nash an initial payment on the effective date of the agreement, and has made a second payment after agreeing to continue the agreement beyond a feasibility period.

In December 2006, the Company amended its agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. In particular, the Company made a payment to Kensey Nash upon executing the amendment as compensation for development that had been completed relating to a matrix for sports medicine applications, and the Company agreed to make certain quarterly payments to Kensey Nash during 2007 and 2008. To offset these payments, the milestone payments in the original agreement relating to the first commercial sale of product were reduced by an amount equal to the quarterly payments and the payment made upon signing the amendment. Furthermore, under the amendment the Company now has the right to terminate the sports medicine development program upon 30 days’ notice. The Company is still required to make subsequent payments to Kensey Nash based on the achievement of certain regulatory and commercial milestones of the orthopedic products developed under the agreement. Upon execution of the December 2006 agreement, the Company was required to make a $50,000 milestone payment to recognize development work completed on the ligament and tendon development project under the R&D Plan between the date of original June 2005 agreement and the date of the amendment.

Each of the Company’s suppliers has the ability to curtail manufacturing of the products at their discretion with the only requirements being that each must provide a minimum level of future product prior to ending production and each must transfer the technology to another manufacturer.

12.    Redeemable, Convertible Preferred Stock

Prior to conversion in 2006, the Company had evaluated each class of redeemable, convertible preferred stock in accordance with the guidance contained in EITF Topic D-98, Classification and Measurement of Redeemable Securities, SAB Topic 3(C), Redeemable Preferred Stock, and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Although the terms of each series of preferred stock did not result in any series of the Company’s preferred stock being considered mandatorily redeemable as defined in SFAS 150, the terms of each series of preferred stock did allow the holders of each series of preferred stock to redeem the respective series of preferred stock under certain circumstances outside of the control of the Company. As such, prior to conversion in 2006, the Company classified each series of redeemable, convertible preferred stock outside of permanent equity on the accompanying consolidated balance sheets. In addition, since each series of redeemable, convertible preferred stock was initially recorded at the original issuance price less the issuance costs, the Company accreted the carrying value of each series of redeemable, convertible preferred stock to its redemption value using the effective interest method in accordance with EITF Topic D-98.

Series A Redeemable, Convertible Preferred Stock

The Company issued 1,286,280 shares of Series A Preferred Stock at $2.53 per share in March 2001 for proceeds of $3,250,000. Related to the issuance of the March 2001 Series A Preferred

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

12.    Redeemable, Convertible Preferred Stock (continued)

Stock, the Company incurred costs of $204,779 (including the fair value of warrants issued as discussed below), which was recorded as a reduction to the proceeds.

The Company issued an additional 395,778 shares of Series A Preferred Stock in June 2001 for proceeds of $1,000,000. In May 2002, the Company issued 1,177,536 shares of Series A Preferred Stock at $2.76 per share for proceeds of $3,250,000. Related to the issuance of the May 2002 Series A Preferred Stock, the Company incurred costs of $78,125, which was recorded as a reduction to the proceeds. Later in May 2002, the Company issued an additional 362,319 shares of Series A Preferred Stock for proceeds of $1,000,000.

The shares of Series A Preferred Stock were convertible, at the option of the holder, into a number of shares of common stock as computed by dividing the Series A preference amount by the current Series A conversion price, as defined in the Company’s restated certificate of incorporation dated October 21, 2004, as amended May 4, 2006 (‘‘Restated Certificate of Incorporation’’). All outstanding shares of Series A Preferred Stock were automatically converted into shares of common stock of the Company on a one to one basis upon completion of the May 2006 IPO (see Conversion section in this Note). The Series A Preferred Stock had a liquidation preference above common stockholders and had the same voting rights equal to the number of shares of common stock to which the Series A Preferred Stock could be converted on the day of the vote or consent of stockholders.

Warrants

As the warrant was granted in conjunction with the issuance of the Company’s Series A Preferred Stock, the value of the warrant was estimated to be $16,042 using the Black-Scholes option-pricing model based on the following weighted average assumptions: (1) risk-free interest rate of 4.85%, (2) expected life of 5 years, (3) expected dividends of zero, and (4) volatility factor of zero. The expected life of five years was used because of the related preferred stock’s redemption feature. The issuance of the warrant was recorded as a direct cost of issuance of the related preferred stock and is included in the Company’s total costs of issuance.

As part of the issuance of the Company’s Series A Preferred Stock in March 2001, the Company issued a warrant to purchase 24,495 shares of the Company’s Series A Preferred Stock at $2.53 per share. The warrant expired three years from the date of grant and was immediately exercisable. In March 2004, the warrant was exercised and redeemed in exchange for 24,495 shares of Series A Preferred Stock and $61,894 in proceeds, net of issuance costs of $552.

Series B Redeemable, Convertible Preferred Stock

The Company issued 1,043,115 shares of Series B Preferred Stock at $4.79 per share in May 2003 for proceeds of $5,000,000. Related to the issuance of the May 2003 Series B Preferred Stock, the Company incurred costs of $45,354, which was recorded as a reduction to the proceeds. The Company issued an additional 104,312 shares of Series B Preferred Stock in June 2003 as its $500,000 milestone payment relative to patent rights.

The shares of Series B Preferred Stock were convertible, at the option of the holder, into a number of shares of common stock as computed by dividing the Series B preference amount by the current Series B conversion price, as defined in the Company’s Restated Certificate of Incorporation. All outstanding shares of Series B Preferred Stock were automatically converted into shares of common stock of the Company on a one to one basis upon completion of the May 2006 IPO (see Conversion section in this Note). The Series B Preferred Stock had a liquidation preference above common stockholders and had the same voting rights equal to the number of common shares to which the Series B Preferred Stock could be converted on the day of the vote or consent of stockholders.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

12.    Redeemable, Convertible Preferred Stock (continued)

Series C Redeemable, Convertible Preferred Stock

The Company issued 3,265,895 shares of Series C Preferred Stock at $7.87 per share in October 2004 for proceeds of $25,713,476. Related to the issuance of the October 2004 Series C Preferred Stock, the Company incurred costs of $997,690, which was recorded as a reduction to the proceeds.

The shares of Series C Preferred Stock were convertible, at the option of the holder, into a number of shares of common stock as computed by dividing the Series C preference amount by the current Series C conversion price, as defined in the Company’s Restated Certificate of Incorporation. All outstanding shares of Series C Preferred Stock were automatically converted into shares of common stock of the Company on a one to one basis upon completion of the May 2006 IPO (see Conversion section in this Note). The Series C Preferred Stock had a liquidation preference above common stockholders and had the same voting rights equal to the number of common shares to which the Series C Preferred Stock could be converted on the day of the vote or consent of stockholders.

In April 2005, the Company issued an additional 1,498,105 shares of Series C Preferred Stock at $7.87 per share for proceeds of $11,795,082. Related to the issuance of the April 2005 Series C Preferred Stock, the Company incurred costs of $622,106, which were recorded as a reduction to the proceeds.

In June 2005, the Company issued 63,505 shares of Series C Preferred Stock at $7.87 per share in lieu of a $500,000 payment due to ZymoGenetics under the license agreement with ZymoGenetics.

Board of Directors’ Authority

Under the terms of the Company’s Restated Certificate of Incorporation, the Company’s Board of Directors has the discretion to determine the designations, rights, preferences, qualifications and restrictions, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

The purpose of authorizing the Company’s Board of Directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances.

Liquidation

In the event of a liquidating event (any voluntary or involuntary dissolution, liquidation, or winding-up of the affairs of the Company) or acquisition event or transfer of assets each share of Preferred Stock was entitled to receive a preferential payment from the assets of the Company of cash or property (to the extent of funds legally available therefore), equal to the original issue price of such share of Preferred Stock, plus an amount equal to all declared but unpaid dividends. The original issue price for the Series A Preferred Stock was $2.53 per share or $2.76 per share, depending on when it was issued, for the Series B Preferred Stock was $4.79 per share, and for the Series C Preferred Stock was $7.87 per share (in each case, as adjusted for any stock split, subdivision, combination, consolidation, stock distributions, stock dividends or the like). Each class of Preferred Stock ranked on parity with each other class as to the receipt of payment upon a liquidating event. Any remaining assets available upon a liquidating event were to be distributed ratably among the holders of the common stock and the Preferred Stock on an as converted basis.

Conversion

Pursuant to the Company’s Restated Certificate of Incorporation, all outstanding shares of preferred stock were converted on a one to one basis into 9,221,340 shares of common stock upon closing of the IPO in May 2006.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

12.    Redeemable, Convertible Preferred Stock (continued)

During the years ended December 31, 2006 and 2005, the Company recorded aggregate accretion related to redeemable, convertible preferred stock of $132,026 and $366,072, respectively.

Shareholders’ Agreement

Substantially all of the holders of the currently outstanding shares of common and Preferred Stock prior to the Company’s IPO also were party to a shareholders’ agreement. The shareholders’ agreement provided certain rights related to (1) restrictions on transfer of stock, (2) rights of first refusal by the Company and other stockholders, (3) rights of co-sale in certain situations, (4) voting agreement with respect to the election of the Board of Directors, (5) right of first refusal of new securities offered by the Company, (6) drag along rights and (7) agreement with respect to market standoff. Waiver, modification, or termination of the shareholders’ agreement or any provisions of the agreement required the consent of the Company, the holders of 66 2/3% of the Preferred Stock, and holders of a majority of the common stock. In September 2005, the Company and the holders of the required percentages of Preferred Stock and common stock consented to the waiver of the provisions in the shareholders’ agreement related to the election of the Board of Directors. The shareholder’s agreement terminated upon the closing of an initial public offering that results in the conversion of all outstanding shares of Preferred Stock.

13.    Capital Shares

On May 12, 2006, through its Restated Certificate of Incorporation, the Company approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.

14.    2001 Long-Term Stock Incentive Plan

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

Subsequent to the Company’s IPO (see Note 3), the exercise price was determined based on the closing price of the Company’s common stock on the Nasdaq Global Market on the day of the grant. Prior to the Company’s IPO, the exercise price was reviewed and modified as significant events occurred. In making its determinations regarding fair value of common stock, the Company’s Board of Directors considered a number of company and industry specific factors, including sales of preferred stock, the liquidation preference attributable to the preferred stock, achievement of milestones relating to the Company’s product and product candidates, and the Company’s expectation to continue incurring operating losses for the next several years as it continues to fund its research and development programs. In addition to considering all of the factors described above, the Board of Directors used an income approach with a discounted cash flow methodology. The income approach involves appropriate discount rates to estimated cash flows that are based on forecasts of revenues and costs. The Board’s significant assumptions included its estimates of future cash flows and the discount rate. The Board estimated future cash flows based on a combination of the contractual minimum purchases required of Luitpold, sales estimates received by the Company from Luitpold and the Company’s own internal estimates of product sales. The resulting estimated cash flow, projected over a seven year period, was then discounted to present value using a 30% discount rate. The Board allocated value between the Company’s preferred stock and its common stock, including liquidation

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

14.    2001 Long-Term Stock Incentive Plan (continued)

preferences, dividends, conversion rights and economic benefits associated with the Company’s preferred stock. In making its fair value assessments, the Board allocated significant value to the Company’s preferred stock.

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

As of December 31, 2006, 2005 and 2004 under the Option Plan, 2,250,000, 2,250,000 and 1,012,500 shares of common stock, respectively, have been reserved for issuance, and options for 1,509,839, 1,381,458 and 909,600 shares, respectively, were outstanding. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. At December 31, 2006, 2005 and 2004, 507,961, 838,167 and 102,900 shares, respectively, were available for grant pursuant to the Option Plan.

Subsequent to January 1, 2006, the Company accounts for options granted to employees under SFAS No. 123(R). As discussed above, some of the options were granted at an exercise price less than the market value of the Company’s common stock.

The weighted average remaining contractual life of outstanding options was 5.8, 5.2 and 5.5 years as of December 31, 2006, 2005 and 2004, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions amortized to expense over the options’ vesting periods: (1) risk-free interest rate of 4.74% and 4.01%, respectively, as of December 31, 2006 and 2005, (2) an expected dividend yield of 0%, (3) the volatility factor of 80% of the expected market price of the Company’s common stock, (4) forfeiture rate of 1%, and (5) the weighted average expected life of the option of 5.8 years.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

14.    2001 Long-Term Stock Incentive Plan (continued)

The Company has reserved shares of common stock for future issuance as follows:

	December 31, 2006	December 31, 2005
Convertible, redeemable preferred stock	—	350,799
Options	507,961	837,042
	507,961	1,187,841

Stock Options Granted to Employees

The Company granted options of 299,750, 439,773 and 307,500 shares to employees in 2006, 2005 and 2004, respectively. The Company has recorded compensation expense related to the issuance of the options of $707,463, $133,116 and $37,280, respectively, for the years ended December 31, 2006, 2005 and 2004.

Stock Options Granted to Board Members (Non-Employees)

The Company granted options of 15,406, 38,385 and 26,438 shares to members of the Board of Directors in 2006, 2005 and 2004, respectively. The Company has recorded compensation expense related to the issuance of the options of $5,132, $43,967 and $7,625 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options Granted to Board Consultants

The Company granted options of 34,050, 25,200 and 51,000 shares to consultants in 2006, 2005 and 2004, respectively. The Company has recorded professional services expense related to the issuance of the options of $126,586, $46,996 and $6,745 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.    2005 Employee Stock Purchase Plan

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

As of December 31, 2006, there were 194,583 shares available for issuance under the Purchase Plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized $23,248 of stock-based compensation expense for the Purchase Plan during the year ended December 31, 2006.

16.    Income Taxes

At December 31, 2006, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $23.0 million that will begin to expire in 2024. State NOL carryforwards at December 31, 2006 totaled $21.5 million and will expire between 2009 and 2021. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, management believes that there is not sufficient evidence at December 31, 2006 indicating that the results of operations will generate

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

16.    Income Taxes (continued)

sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance has been provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

The valuation allowance was $14,708,093 and $8,223,963 at December 31, 2006 and 2005, respectively. The valuation allowance increased by $6,484,130 and $4,247,998 in 2006 and 2005, respectively.

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

The provision for income taxes consists of the following amounts:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	(6,058,771)	(3,969,329)	(279,712)
State	(425,359)	(278,669)	(19,638)
Total deferred	(6,484,130)	(4,247,998)	(299,350)
Total provision, before valuation allowance	(6,484,130)	(4,247,998)	(299,350)
Change in valuation allowance	6,484,130	4,247,998	299,350
Total provision, after valuation allowance	$—	$—	$—

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

16.    Income Taxes (continued)

The net deferred income taxes as of December 31 include the following amounts of deferred income tax assets and liabilities:

	2006	2005
Deferred tax assets – current:
Inventory reserve	$3,833	$178,235
Deferred revenue	1,882	101,260
Total deferred tax assets – current	5,715	279,495
Deferred tax assets – noncurrent:
Net operating loss carryforwards	8,738,090	1,890,646
Fixed assets (tax basis difference)	106,580	21,139
Intangibles (tax basis difference)	147,584	103,025
Deferred revenue	5,445,364	5,717,447
Accrued rent holiday	65,374	61,312
Accrued tenant buildout allowance	32,173	38,023
Deferred compensation on stock options	72,307	24,946
Charitable contribution carryforwards	26,611	20,287
AMT credit carryforwards	69,392	69,392
Total deferred tax assets – noncurrent	14,703,475	7,946,217
Total gross deferred tax assets	14,709,190	8,225,712
Deferred tax liabilities	(1,097)	(1,749)
Valuation allowance	(14,708,093)	(8,223,963)
Net deferred tax assets	$—	$—

The Company’s deferred income taxes relate principally to deferred revenue, deferred compensation and federal and state net operating loss and credit carryforwards.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	2006	2005
Federal income tax benefit at US statutory rates	$(5,846,671)	$(3,969,902)
State income taxes, net of federal benefit	(700,925)	(493,189)
Permanent differences	291,552	61,177
Change in valuation allowance	6,484,130	4,247,998
Other	(228,086)	153,916
Total income tax expense on continuing operations	$—	$—

17.    Employee Benefits

401(k) Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution plan covering substantially all its employees fulfilling minimum age and service requirements. Participation in the plan is optional. The expenses associated with this plan were $2,960, $2,400 and $2,690 in 2006, 2005 and 2004, respectively. No contributions were made by the Company for the years ended December 31, 2006, 2005 nor 2004.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

17.    Employee Benefits (continued)

Section 125 Cafeteria Plan

Effective May 10, 2004, the Company began offering employees the benefit of participating in a Section 125 Cafeteria Plan, which covers employee benefit coverage such as health, dental, life and disability insurance. Participation in the plan is optional. The expenses associated with this plan were $2,001, $1,389 and $1,412 in 2006, 2005 and 2004 respectively. The Company made contributions of $397,471, $228,214 and $159,286 for years ended December 31, 2006, 2005 and 2004, respectively.

18.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer (‘‘CEO’’), Dr. Samuel Lynch, was a professor at Harvard University and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of January 30, 2007, Harvard has paid to Dr. Lynch a total of $617,833 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard, and additional payments may be due in the future.

Lease Agreement

In April 2004, the Company entered into a lease agreement, as amended in July 2005, with Noblegene Development LLC for its approximately 23,000 square foot headquarters in Franklin, Tennessee. Under the terms of the lease, the Company pays Noblegene monthly rent of $34,768.72, as adjusted, plus additional proportionate operating and insurance costs. The initial term of the lease continues until 2012. Under the terms of the lease, the Company agreed to indemnify Noblegene under specific circumstances. As of December 31, 2006, the Company has a receivable of $106,831 from Noblegene related to certain reimburseable build out costs. Dr. Lynch, the Company’s President and Chief Executive Officer, owns fifty percent of the interests in Noblegene. To date, Dr. Lynch has not received any amounts from the Company for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any amounts from the Company for the lease unless and until Noblegene distributes profits to its members.

Consulting Agreement with Gary Friedlaender

In August 2006, the Company entered into a one-year consulting agreement with Gary E. Friedlaender, M.D., who was subsequently appointed to its board of directors in September 2006. The 2006 agreement continues the consulting relationship that the Company had with Dr. Friedlaender pursuant to a July 2001 consulting agreement. Under the 2006 consulting agreement, Dr. Friedlaender provides consulting services to the Company relating to the use of biological products to treat orthopedic injuries and conditions. Dr. Friedlaender is compensated for his services at a rate of $625 per hour, up to $5,000 per day. Under the 2006 agreement, the Company has not made any payment to Dr. Friedlaender. Under prior agreements, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. Under

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

18.    Related Party Transactions (continued)

the 2006 agreement, Dr. Friedlaender is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Former Member of the Board of Directors

In February 2002, the Company entered into a consulting agreement with a then member of its board of directors, under which the former board member provided consulting services to the Company relating to the non-clinical development of its products and interactions and filings with the FDA. The consulting agreement was terminated as of August 1, 2006, and was superseded by a new one-year agreement. On September 22, 2006, the consultant resigned from the Company’s board. Under the terms of the 2002 agreement, the former board member provided consulting services to the Company at the rate of $350 per hour, up to a maximum of $2,800 per day. During 2004, the Company paid the board member $26,875 under this consulting agreement. Under the terms of the 2006 agreement, the former board member provides an unlimited amount of consulting services to the Company at a fixed rate of $25,000 per quarter plus reimbursement of certain expenses, including administrative support expenses up to $2,500 per quarter. Under both the 2002 and 2006 agreements, the board member is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Case Western Reserve University

In September 2003, the Company entered into an agreement with Case Western Reserve University, or Case Western, to conduct certain research in bone cell growth to be directed by former member of the Company’s board of directors discussed above and who also is a Professor of Biology and Pathology at Case Western. The total amount for this project was $83,500, of which $41,750 was paid in 2003 to start the project, and an invoice for $41,750 received in September 2006 to complete the project. The invoice is included in payables at September 30, 2006 and was paid in October 2006. In addition, the Company paid $5,000 in October 2005 and $26,050 in the first quarter of 2006 for training materials and other consulting services performed. The Company and Case Western agree not to disclose the confidential information of the other party for a period of three years from the date of written disclosure of such confidential information. Either party may terminate the agreement for any reason with 30 days written notice.

Agreement with Leslie Wisner-Lynch

In April 1999, the Company entered into a consulting agreement with Dr. Leslie Wisner-Lynch, D.D.S., D.M.Sc., the wife of Dr. Lynch, the Company’s President and Chief Executive Officer, under which Dr. Wisner-Lynch provided consulting services to the Company relating to the non-clinical and clinical development of its products, among other duties. The Company paid Dr. Wisner-Lynch for her consulting services $109,168, $104,388 and $116,108 during the years ended December 31, 2005, 2004 and 2003, respectively. In 2006, the Company paid Dr. Wisner-Lynch $33,950 for her consulting services. In March 2006, Dr. Wisner-Lynch became a part-time employee of BioMimetic, and her consulting agreement was terminated. Dr. Wisner-Lynch receives an annual base salary of $100,000 but, as a part-time employee, is not eligible to receive benefits. Her employment is at will and the terms of her employment are reviewed at least annually by the nominating and governance committee of the board of directors.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

18.    Related Party Transactions (continued)

Business Relationship with Corporate Secretary for Australian Subsidiary

The corporate secretary for the Company’s Australian subsidiary is a partner in the Deacons law firm. In July 2006, Deacons was retained by the Company as its primary legal counsel in Australia. For the year ended December 31, 2006, the Company has paid $5,450 for services provided by the Deacons firm.

19.    Unaudited Information

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results.

	Revenue	Loss From Operations	Net Loss	Net Loss Attributable to Common Stockholders	Net Loss Attributable to Common Stockholders Per Share – Basic	Net Loss Attributable to Common Stockholders Per Share – Diluted
Year ended December 31, 2006
1st Quarter	$391,665	$(4,015,790)	$(3,687,083)	$(3,789,790)	$(2.22)	$(2.22)
2nd Quarter	1,133,564	(4,372,877)	(3,871,809)	(3,901,128)	(0.42)	(0.42)
3rd Quarter	709,548	(4,912,870)	(4,214,456)	(4,214,456)	(0.27)	(0.27)
4th Quarter	1,899,162	(5,926,873)	(5,290,716)	(5,290,716)	(0.34)	(0.34)

	Revenue	Loss From Operations	Net Loss	Net Loss Attributable to Common Stockholders	Net Loss Attributable to Common Stockholders Per Share – Basic	Net Loss Attributable to Common Stockholders Per Share – Diluted
Year ended December 31, 2005
1st Quarter	$1,283,244	$(193,920)	$(32,026)	$(100,041)	$(0.06)	$(0.06)
2nd Quarter	1,297,503	(1,543,097)	(1,319,045)	(1,411,208)	(0.89)	(0.89)
3rd Quarter	1,311,761	(1,459,241)	(1,196,415)	(1,299,273)	(0.82)	(0.82)
4th Quarter	624,009	(9,396,884)	(9,128,696)	(9,231,732)	(5.82)	(5.82)

Significant events in the fourth quarter of 2006 are as follows: (a) increased sales activity for the Company’s lead product, GEM 21S, pursuant to Luitpold minimum purchase commitments (b) increased contract manufacturing costs, professional services and other costs related to new clinical trials for product candidates, (c) increase in payroll costs due to the hiring of six new employees, and (d) the Company purchased lab equipment and software, resulting in an increase in depreciation expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch Samuel E. Lynch, D.M.D., D.M.Sc. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signatures	Capacity	Dates

/s/ Samuel E. Lynch	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

Samuel E. Lynch, D.M.D., D.M.Sc.

/s/ Larry Bullock	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

Larry Bullock

/s/ Larry W. Papasan	Chairman of the Board of Directors	March 28, 2007

Larry W. Papasan

/s/ Thomas Dyrberg	Director	March 28, 2007

Thomas Dyrberg, M.D.

/s/ Chris Ehrlich	Director	March 28, 2007

Chris Ehrlich

/s/ Gary Friedlaender	Director	March 28, 2007

Gary Friedlaender, M.D.

/s/ James G. Murphy	Director	March 28, 2007

James G. Murphy

/s/ Douglas Watson	Director	March 28, 2007

Douglas Watson

 EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation to be effective upon completion of this offering (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006)
3.2		Form of Amended and Restated Bylaws to be effective upon completion of this offering (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)
4.1		Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)
10	.1**	License Agreement between the registrant and President and Fellows of Harvard College, dated as of April 10, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.2**	Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of March 28, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)
10	.3**	Second Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of January 21, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)
10	.4**	Letter Agreement between the registrant and ZymoGenetics, Inc., dated October 17, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.5**	Manufacturing and Supply Agreement between the registrant and Chiron Corporation, dated as of July 28, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.6**	Supply Agreement between the registrant and Orthovita, Inc. dated as of August 2, 2002 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.7**	Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)
10.8		Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.9**	Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

Exhibit No.		Description
10	.10**	Development, Manufacturing and Supply Agreement between the registrant and Kensey Nash Corporation, dated as of June 28, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.11		Lease Agreement between the registrant and Noblegene Development LLC, dated April 22, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.12		First Amendment to Lease Agreement between the registrant and Noblegene Development LLC, dated July 22, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.13		2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.14		2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.15		Employment Agreement, effective as of November 30, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.16		Amendment to Employment Agreement, effective as of December 1, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.17		Employment Agreement, effective as of December 18, 2003, by and between the registrant and Larry Bullock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.18		Employment Agreement, effective as of December 8, 2003, by and between the registrant and Charles E. Hart, Ph.D. (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.19		Employment Agreement, effective as of June 6, 2002, by and between the registrant and Mark Citron (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.20		Employment Agreement, effective as of September 1, 2002, by and between the registrant and James Monsor (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.21		Employment Agreement, effective as of July 5, 2005, by and between the registrant and Steven N. Hirsch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

Exhibit No.		Description
10.22		Employment Agreement, effective as of May 31, 2005, by and between the registrant and Earl Douglas (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.23**	Patent Purchase Agreement by and among the registrant and Institute of Molecular Biology, Inc dated November 16, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.24		Amendment No. 1 to Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.25		Amendment No. 1 to Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.26**	Letter Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.27		Form of indemnification agreement by and between the registrant and each executive officer and director (Incorporated by reference to the registrant’s Form 8-K filed on June 22, 2006)
10.28		Amended and Restated Information and Registration Rights Agreement dated October 21, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)
10.29		Amendment to the Amended and Restated Information and Registration Rights Agreement dated April 29, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)
10.30		Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)
10.31		Second Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)
10.32		Third Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 5, 2006)
10.33		Amendment to 2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-139291) filed on December 12, 2006)
21.1		Subsidiaries of the registrant
23.1		Consent of Ernst & Young LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit No.	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

**	Confidential treatment has been requested for portions of this exhibit