Form 10-Q
period 2007-03-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2007-05-14
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51934

BioMimetic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1786244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

389-A Nichol Mill Lane Franklin, TN	37067
(Address of principal executive offices)	(Zip Code)

(615) 844-1280
(Registrant’s telephone number, including area code)

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

As of May 7, 2007, there were issued and outstanding 18,174,787 shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$43,152,658	$47,064,589
Certificates of deposit	1,000,000	1,000,000
Investments in short-term marketable securities	35,000,000	—
Receivables – trade	173,125	1,448,321
Receivables – other	221,966	391,528
Inventory	3,477,011	3,407,256
Prepaid expenses	494,142	603,362
Total current assets	83,518,902	53,915,056
Investments in long-term marketable securities	5,000,000	—
Receivables – related party	160,000	106,831
Property and equipment, net	3,945,942	3,933,037
Capitalized patent license fees, net	6,945,948	7,429,717
Deposits	10,000	10,000
Total assets	$99,580,792	$65,394,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,150,549	$1,108,601
Accrued expenses:
Payroll, employee benefits and payroll taxes	741,821	1,044,903
Other accrued expenses	1,282,321	1,213,514
Current portion of capital lease obligations	12,630	12,443
Deferred liability	1,250,000	1,250,000
Deferred revenue	729,425	714,750
Total curent liabilities	5,166,746	5,344,211
Accrued rent – related party	304,978	254,494
Capital lease obligations	45,500	48,712
Deferred liability	1,250,000	1,250,000
Deferred revenue	13,321,663	13,496,692
Total liabilities	20,088,887	20,394,109
Stockholders’ equity:
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,173,599 shares issued and outstanding as of March 31, 2007; 15,649,362 shares issued and outstanding as of December 31, 2006	18,174	15,649
Additional paid-in capital	124,944,102	84,760,940
Accumulated deficit	(45,470,371)	(39,776,057)
Total stockholders’ equity	79,491,905	45,000,532
Total liabilites and stockholders’ equity	$99,580,792	$65,394,641

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Sublicense fee income	$175,029	$175,029
Sales	24,548	139,920
Royalty income	158,615	70,706
Rental income	7,521	6,010
Total revenues	365,713	391,665
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	19,102	141,352
Research and development (a)	3,943,522	2,478,518
General and administrative (b)	2,047,689	1,093,035
Depreciation and capital lease amortization	244,480	182,511
Patent license fee amortization	541,109	512,039
	6,795,902	4,407,455
Loss from operations	(6,430,189)	(4,015,790)
Interest income, net	563,954	328,707
Investment income, net	171,936	—
Loss on disposal of equipment	(15)	—
Net loss	(5,694,314)	(3,687,083)
Preferred stock accretion	—	(102,707)
Net loss attributable to common
stockholders	$(5,694,314)	$(3,789,790)
Basic and diluted net loss per share
attributable to common stockholders	$(0.34)	$(2.22)
Weighted average shares used to
compute basic and diluted net loss per share
attributable to common stockholders	16,909,714	1,706,981
Related party disclosures:
(a) – Research and development includes
professional fees to related parties of:	$—	$75,000
(b) – General and administrative includes
rent and utilities expense to related parties of:	$258,443	$101,268

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss attributable to common stockholders	$(5,694,314)	$(3,789,790)
Adjustments to reconcile net loss attributable to common
stockholders to net cash used in operating activities:
Depreciation and capital lease amortization expense	244,480	182,511
Patent license fee amortization	541,109	512,039
Loss on disposal of equipment	15	—
Preferred stock accretion	—	102,707
Non-cash compensation and consulting expense	325,537	160,043
Changes in operating assets and liabilities:
Receivables – trade	1,275,196	(306,332)
Receivables – other	169,562	60,229
Receivables – related party	(53,169)	—
Inventory	(69,755)	(56,389)
Prepaid expenses	109,220	(632,269)
Accounts payable	41,948	(330,255)
Accrued payroll, employee benefits and payroll taxes	(303,082)	(271,525)
Other accrued expenses	68,807	395,450
Deferred liability	—	(1,500,000)
Deferred revenue	(160,354)	221,299
Accrued rent – related party	50,484	353
Net cash used in operating activities	(3,454,316)	(5,251,929)
Cash flows from investing activities
Capitalized patent license fees	(57,340)	—
Proceeds from disposal of equipment	2,653	—
Purchases of property and equipment	(260,048)	(53,270)
Purchases of marketable securities	(63,953,535)	—
Sales of marketable securities	23,953,535	—
Net cash used in financing activities	(40,314,735)	(53,270)
Cash flows from financing activities
Payments on capital lease obligations	(3,025)	—
Issuance of common stock under compensation plans	50,810	38,180
Net proceeds from issuance of common stock	39,809,335	—
Net cash provided by financing activities	39,857,120	38,180
Net decrease in cash and cash equivalents	(3,911,931)	(5,267,019)
Cash and cash equivalents, beginning of period	47,064,589	33,427,708
Cash and cash equivalents, end of period	$43,152,658	$28,160,689
Supplemental disclosures of cash flow information
Interest paid	$731	$—
Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$—	$42,936

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom and BioMimetic Therapeutics Pty Ltd. in Australia. Inter-company balances and transactions are eliminated in consolidation. As of March 31, 2007, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product in the European Union and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Refer also to Note 2 regarding the Company’s adoption of Financial Accounting Standards Board (‘‘FASB’’) FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

2.    Recent Accounting Pronouncement

FIN 48.    In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (‘‘SFAS No. 109’’). It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that a company should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

2.    Recent Accounting Pronouncement (continued)

tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this interpretation and its reported amount in the statement of financial position). This interpretation does not change the classification requirements for deferred taxes.

The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2007. See Note 9 to the condensed consolidated financial statements for further discussion of income taxes.

3.    Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three months ended March 31, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three months ended March 31, 2007: risk-free interest rate was 4.67%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, forfeiture rate of 1% and the weighted average expected life of the option was 6.4 years. Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual like of the option is based on the US Treasury yield curve in effect at the time of the grant.

The employee stock options granted by the Company are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three months ended March 31, 2007 and 2006 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

The Company’s net loss for the three months ended March 31, 2007 and 2006 includes $314,490 and $157,098, respectively, of compensation costs and no income tax benefit related to its stock-based compensation arrangements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

4.    Secondary Public Offering

On February 14, 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, 2,517,111 were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.5 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.8 million to the Company and $11.8 million to the selling stockholders. The Company did not receive any proceeds from the sale of stock by the selling stockholders. As of March 31, 2007, the $39.8 million net proceeds to the Company are invested in auction rate securities and government bonds with AAA credit ratings. Refer to Note 10 for further information on the Company’s investments in marketable securities.

5.    Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (‘‘SFAS No. 128’’) and Staff Accounting Bulletin No. 98 (‘‘SAB 98’’). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the conversion of redeemable, convertible preferred stock and upon the exercise of stock options and warrants. Dilutive earnings per share is the same as basic earnings per share since common stock equivalents are excluded from the calculation, due to their effect being anti-dilutive.

	Three months ended March 31,
	2007	2006
Historical numerator: net loss attributable to common stockholders	$(5,694,314)	$(3,789,790)
Denominator: weighted average shares of common stock outstanding	16,909,714	1,706,981
Basic and diluted net loss per share attributable to common stockholders	$(0.34)	$(2.22)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	Three months ended March 31,
	2007	2006
Redeemable, convertible preferred stock	—	9,221,340
Common stock options	1,854,339	1,465,458
Total	1,854,339	10,686,798

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

5.    Net Loss Per Share (continued)

Upon the closing of the Company’s initial public offering in May 2006, all outstanding shares of redeemable, convertible preferred stock were converted into an aggregate of 9,221,340 shares of common stock.

6.    Inventory

The Company began purchasing raw materials for use in the manufacturing process in 2004. The manufacturing process of filling syringes and periodontal cups began in January 2005. The Company continues to maintain a reserve for potential obsolete inventory. Inventory is summarized as follows:

	March 31, 2007	December 31, 2006
Raw materials	$3,084,783	$3,154,809
Work in progress	322,794	165,230
Finished goods	78,590	97,217
	3,486,167	3,417,256
Less allowance for excess inventory	(9,156)	(10,000)
	$3,477,011	$3,407,256

7.    Capitalized Patent License Fees

In June 2006, the Company initiated a registration trial for its orthopedic product candidate GEM OS1 Bone Graft. The trial triggered a milestone payment of $500,000 to ZymoGenetics, Inc. (‘‘ZymoGenetics’’) under the Company’s January 2003 patent license agreement with ZymoGenetics. The payment has been capitalized as patent license fees and will be amortized over the remaining patent life of 4.1 years. The Company continues to incur costs related to patent license fees and patent applications on its product and product candidates.

8.    Capital Shares

On May 12, 2006, through its Amended and Restated Certificate of Incorporation, dated October 21, 2004, as amended May 4, 2006, the Company approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share. There have been no changes in the Company’s capital structure as of the three months ended March 31, 2007.

In February 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, 2,517,111 were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. Refer to Note 4 for more information.

During the three months ended March 31, 2007, the Company granted stock options to purchase an aggregate 352,400 shares of its common stock to employees under its 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $12.69 per share. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were 4,275 shares of common stock issued upon option exercises during the three months ended March 31, 2007. In addition, there were 2,851 shares of common stock issued to employees under the 2005 Employee Stock Purchase Plan during the three months ended March 31, 2007.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

9.    Income Taxes

At March 31, 2007, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $28.3 million that will begin to expire in 2024. State NOL carryforwards at March 31, 2007 totaled $26.8 million and will expire between 2009 and 2022. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of FIN 48 and SFAS No. 109, management believes that there is not sufficient evidence at March 31, 2007 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

The valuation allowance was $16,820,984 and $14,708,093 at March 31, 2007 and December 31,
2006, respectively. The valuation allowance increased by $2,112,891 in the three months ended March 31, 2007.

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

As a result of implementing FIN 48, effective January 1, 2007, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on its financial condition or results of operations as of and for the three months ended March 31, 2007.

The Company files income tax returns in the US federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to US federal examinations or state and local income tax examinations by tax authorities for years before 2003.

10.    Investments in Marketable Securities

Investments in marketable securities are classified as available-for-sale or held-to-maturity. The investments classified as available-for-sale are stated at fair market value, with any unrealized gains and losses, net of tax, reported on the accompanying condensed consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income on the accompanying condensed consolidated statements of operations. The investments classified as held-to-maturity are stated at unamortized cost. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale or held-to-maturity are included in investment income in the accompanying condensed consolidated statements of operations. At March 31, 2007 and 2006, the Company did not have any unrealized gains or losses on available-for-sale securities. For the three months ended March 31, 2007 and 2006, the Company recorded investment income (including realized gains and losses) of $171,936 and $0, respectively, on its investment portfolio.

The Company invests in auction rate securities and government bonds with AAA credit ratings. The Company classifies investments in auction rate securities as short-term investments although their scheduled maturities may be greater than 12 months. This determination is based on management’s view that such securities are classified as available-for-sale and are available to support current operations.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

10.    Investments in Marketable Securities (continued)

At March 31, 2007, investments in marketable securities, some of which were classified as available-for-sale, included the following:

Available-for-sale	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction rate securities	$35,000,000	$—	$—	$35,000,000

The scheduled maturities of the above auction rate securities at March 31, 2007 are shown below:

	Amortized Cost	Fair Value
Maturing after ten years	$35,000,000	$35,000,000

At March 31, 2007, investments in marketable securities, some of which were classified as held-to-maturity and considered to be long-term based on the maturity of the security, included the following:

Held-to-maturity	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Government bonds	$5,000,000	$1,000	$—	$4,999,000

The scheduled maturities of the above government bonds at March 31, 2007 are shown below:

	Amortized Cost	Fair Value
Due after one year through five years	$5,000,000	$4,999,000

11.    Commitments and Contingencies

Operating Leases

The Company maintains operating leases for the use of office space and business equipment. The Company occupied new office space in July 2005. In May 2007, the Company entered into a new lease agreement for additional office space and to extend the lease term. This lease replaced in its entirety the Company’s previous lease with the same landlord dated April 2004, as amended in July 2005. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five year terms. For more information, refer to Notes 12 and 14.

The future commitments as of March 31, 2007 under these operating lease agreements are as follows:

2007	$438,651
2008	600,202
2009	618,208
2010	636,754
2011	655,856
Thereafter	3,586,492
Total	$6,536,163

The office space lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Commitments and Contingencies (continued)

life of the lease, beginning with the date the Company gained access to the premises. Under the original lease terms, the Company had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards its improvements, that the Company may apply after the fourth year of the lease. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company has recorded these tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and related expenses associated with the office space of $258,443 and $101,268 for the three months ended March 31, 2007 and 2006, respectively.

Rental expense for all operating leases was $176,214 and $123,319 for the three months ended March 31, 2007 and 2006, respectively.

The Company began subleasing a portion of its space to two organizations in 2005. Each organization has a three year lease commitment. Rental income was $7,521 and $6,010 for the three months ended March 31, 2007 and 2006, respectively, and is included in rental income in the accompanying condensed consolidated statements of operations. Future minimum sublease rents are expected to be not less than $30,086 for 2007 and $22,400 for 2008.

12.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer, Dr. Samuel Lynch, was a professor at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of March 31, 2007, Harvard has paid to Dr. Samuel Lynch, the Company’s President and Chief Executive Officer, a total of $617,833 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company. Payments are for compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

Lease Agreement

In May 2007, the Company entered into a new lease agreement effective January 1, 2007 with Noblegene Development LLC, or Noblegene. This lease replaced in its entirety the Company’s previous lease with the same landlord dated April 2004, as amended in July 2005. This new lease includes additional space of approximately 9,000 square feet, bringing total space to approximately 32,000 square feet at the Company headquarters in Franklin, Tennessee. Under the terms of the lease, the Company will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five year terms. Under terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Dr. Lynch, the Company’s President and Chief Executive Officer, owns fifty percent of the interests in Noblegene. To date, Dr. Lynch has not received any amounts from the Company for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any amounts from the Company for the lease unless and until

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

12.    Related Party Transactions (continued)

Noblegene distributes profits to its members. As of March 31, 2007, the Company has a receivable of $160,000 from Noblegene related to a total rent credit of $5 per usable square foot for certain reimburseable build out costs that the Company may apply after the fourth year of the lease. The Company paid to Noblegene rent and related expenses of $258,443 and $101,268 for the three months ended March 31, 2007 and 2006, respectively.

Consulting Agreement with a member of the Board of Directors

In August 2006, the Company entered into a one-year consulting agreement with Gary E. Friedlaender, M.D., who was subsequently appointed to its board of directors in September 2006. The 2006 agreement continues the consulting relationship that the Company had with Dr. Friedlaender pursuant to a July 2001 consulting agreement. Under the 2006 consulting agreement, Dr. Friedlaender provides consulting services to the Company relating to the use of biological products to treat orthopedic injuries and conditions. Dr. Friedlaender is compensated for his services at a rate of $625 per hour, up to $5,000 per day. As of March 31, 2007, the Company has made payments of $9,375 to Dr. Friedlaender. Under prior agreements, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. Under the 2006 agreement, Dr. Friedlaender is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Former Member of the Board of Directors

In February 2002, the Company entered into a consulting agreement with a then member of its board of directors, under which the former board member provided consulting services to the Company relating to the non-clinical development of its products and interactions and filings with the US Food and Drug Administration, or FDA. The consulting agreement was terminated as of August 1, 2006, and was superseded by a new one-year agreement. On September 22, 2006, the consultant resigned from the Company’s board. Under the terms of the 2002 agreement, the former board member provided consulting services to the Company at the rate of $350 per hour, up to a maximum of $2,800 per day. During 2004, the Company paid the board member $26,875 under this consulting agreement. Under the terms of the 2006 agreement, the former board member provides an unlimited amount of consulting services to the Company at a fixed rate of $25,000 per quarter plus reimbursement of certain expenses, including administrative support expenses up to $2,500 per quarter. Under both the 2002 and 2006 agreements, the board member is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

13.    Seasonality

The Company expects to recognize a substantial portion of its product sales for GEM 21S® Growth-factor Enhanced Matrix in the third and fourth quarters of each fiscal year and a lower portion or none of such product sales in the first and second quarters of each fiscal year. The Company’s manufacturing and supply agreement with Luitpold Pharmaceuticals, Inc., or Luitpold, its marketing and distribution partner, obligates Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company is obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. In addition, the agreement obligates Luitpold to make

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

13.    Seasonality (continued)

minimum purchase commitments for each of the seven years following the first purchase. The Company expects Luitpold to make a substantial portion of its purchases in the third and fourth quarters of the fiscal year and a lower portion or none of such purchases in the first and second quarters of the fiscal year.

14.    Subsequent Events

In May 2007, the Company entered into a new lease agreement effective January 1, 2007 with Noblegene. This lease replaced in its entirety the Company’s previous lease with the same landlord dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing total space to approximately 32,000 square feet at the Company headquarters in Franklin, Tennessee. Under the terms of the lease, the Company pays Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. Under the original lease terms, the Company had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards its improvements, that the Company may apply after the fourth year of the lease. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five year terms. Under terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. For more information, refer also to Notes 11 and 12.

Item 2.    MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’) on March 28, 2007.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, and includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act. Statements in this Quarterly Report that are not historical facts are hereby identified as ‘‘forward-looking statements’’ for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words ‘‘may’’, ‘‘continue’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘will’’, ‘‘believe’’, ‘‘project’’, ‘‘expect’’, ‘‘anticipate’’ and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. . Our financial condition and results of operations may change as a result of many factors, including those we discuss in ‘‘Item 1A. Risk Factors’’ and elsewhere in this report and our actual results may differ materially from those anticipated in the forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.

Overview

We develop and commercialize bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications. We have generated limited revenues from product sales to date. We received US Food and Drug Administration, or FDA, approval for our first drug-device combination product, GEM 21S® Growth-factor Enhanced Matrix, in November 2005 for the treatment of bone loss associated with advanced periodontal disease. Product sales for GEM 21S commenced in December 2005.

Product sales are achieved through an exclusive partnership with Luitpold Pharmaceuticals, Inc., or Luitpold, under which Luitpold is responsible for the worldwide marketing and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. Luitpold is required to make milestone and royalty payments to us, and is required to meet minimum purchase commitments of GEM 21S from the Company.

Since inception in April 1999, we have incurred losses each year. As of March 31, 2007, we had an accumulated deficit of $45.5 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and continue the commercial launch of GEM 21S. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations from the sale of equity securities (including our IPO in May 2006 and our secondary public offering in February 2007), research and development agreements, and grants.

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

Based on the demonstrated efficacy in our pivotal clinical trial with our periodontal product, GEM 21S, we have entered into development of our first orthopedic product, GEM OS1, as well as our other product candidates in orthopedic, spine and sports injury applications (GEM OS2, GEMC and GEM LT) and a drug product candidate for treating Osteonecrosis of the Jaw, or ONJ, (GEM ONJ). We anticipate that we will incur substantial research and development expenses for the foreseeable future.

The following table summarizes our research and development expenses for the three months ended March 31, 2007 and 2006. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Three Months Ended March 31,
Costs	2007	2006
Direct external:
Periodontal	$494,563	$552,425
Orthopedic	1,389,365	1,136,629
Sports medicine and diagnostic	67,103	1,050
	1,951,031	1,690,104
Internal:
Periodontal	565,373	358,023
Orthopedic	1,162,973	383,177
Sports medicine and diagnostic	264,145	47,214
	1,992,491	788,414
Total	$3,943,522	$2,478,518

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Recent Developments

Secondary Public Offering

In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, 2,517,111 were sold by us and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.5 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.8 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of stock by the selling stockholders. As of March 31, 2007, the $39.8 million net proceeds to us are invested in auction rate securities and government bonds with AAA credit ratings.

GEM OS1 Bone Graft

In January 2007, we announced positive preliminary results from our Swedish distal radius fracture pilot study evaluating the safety and clinical utility of our GEM OS1 Bone Graft product candidate for the treatment of distal radius (wrist) fractures. The preliminary results demonstrate accelerated bone regeneration at earlier time points in patients treated with GEM OS1 combined with external fixation compared to patients treated with external fixation alone.

In March 2007, we announced that we received clearance from the FDA to initiate patient enrollment in the US pivotal trial to compare GEM OS1 to autograft for the treatment of foot and ankle fusions. We have now initiated patient enrollment and anticipate that completion of enrollment will take 9 to 12 months. In addition, we continue to work towards addressing questions raised by the FDA in its clearance relating to the statistical assessment and refining methodologies for analytical testing.

We have also completed patient enrollment in our 60 patient Canadian registration trial evaluating GEM OS1 in foot and ankle fusions. All patients in the study received GEM OS1 in lieu of autograft to augment the fusion procedure. Study results will be measured against previous fusion studies from the literature where autograft was used to augment fusion. We anticipate that we will file for product registration in Canada by the end of 2007 with a potential product approval as early as the second half of 2008.

GEM OS2 Injectable Bone Graft

In January 2007, we announced that we have initiated a 20 patient pilot clinical study in Sweden to evaluate GEM OS2 Injectable Bone Graft for the treatment of distal radius fractures using a minimally invasive technique for the delivery of the product candidate into the fracture site. We anticipate that we will complete patient enrollment in the second half of 2007.

GEM 21S® Growth-factor Enhanced Matrix

We expect to submit a marketing authorization application to the European Medicines Agency (EMEA) within the next several weeks for GEM 21S. The EMEA’s EudraLex Rules Governing

Medicinal Products in the European Union sets forth a standard timetable for the evaluation of a centralized application, and provides that it takes approximately 250 days for approval (excluding clock-stops for us to provide answers to questions from the EMEA). As a result, we have adjusted our 2007 year-end cash guidance to exclude the $10 million milestone payment from Luitpold that is due within 30 days of the EU approval of GEM 21S.

GEM ONJ Product Candidate

In February 2007, we announced that we have received orphan drug designation from the FDA for our recombinant human platelet-derived growth factor (rhPDGF-BB) for the treatment of Osteonecrosis of the Jaw (ONJ).

General Corporate

In April 2007, Mark Citron informed us of his intent to resign from our company effective May 29, 2007. Mr. Citron has served as our Senior Vice President, Regulatory Affairs and Quality Systems since 2002. We will be reorganizing our Regulatory, Quality and Clinical Departments following Mr. Citron’s resignation and Dr. Russ Pagano will be joining the company on May 23, 2007 as Vice President of Regulatory and Clinical Affairs. Dr. Pagano received his Ph.D. from Duke University and joined the FDA as a scientific reviewer in the Office of Device Evaluation in 1994. He served as FDA Chief of the Restorative Devices Branch, which included a portion of the organization’s orthopedic products from 1997 to 2000 and FDA Chief of the Pacing, Defibrillators and Leads Branch from October 2000 to May 2001. Since that time, he has been Executive Vice President and regulatory advisor at M Squared Associates, a consulting firm in Washington D.C. In that capacity, Dr. Pagano has served as a regulatory consultant to us and to numerous other companies. A search for Mr. Citron’s replacement as the head of our Quality Systems is ongoing. In the interim our Quality Assurance, Documentation and Training, and Validation Departments are reporting directly to Steven Hirsch, our Chief Operating Officer.

Related Party Transaction – Lease Agreement

In May 2007, we entered into a new lease agreement effective January 1, 2007 with Noblegene. This lease replaced in its entirety our previous lease with the same landlord dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing total space to approximately 32,000 square feet at the Company headquarters in Franklin, Tennessee. Under the terms of the lease, we will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. Under the original lease terms, we had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards improvements, that we may apply after the fourth year of the lease. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five year terms. Under terms of the lease, we agree to indemnify Noblegene under specific circumstances. Dr. Lynch, our President and Chief Executive Officer, owns fifty percent of the interests in Noblegene. To date, Dr. Lynch has not received any amounts from us for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any amounts from us for the lease unless and until Noblegene distributes profits to its members.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated interim financial statements, which have been prepared in accordance with US generally accepted accounting principles for interim financial information. The preparation of our condensed consolidated interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on authoritative pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements. Our condensed consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Our significant accounting policies are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006. However, we believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, stock-based compensation charges, income taxes and investments in marketable securities are significant and are therefore important to aid you in fully understanding and evaluating our reported interim financial results.

Revenue Recognition

We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (‘‘SAB’’) 101, Revenue Recognition in Financial Statements (‘‘SAB 101’’), as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (‘‘EITF’’) Issue 00-21, Revenue Arrangements with Multiple Deliverables, and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 48, Revenue Recognition When Right of Return Exists. Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized into revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated interim financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins. As of March 31, 2007, no reserves have been recorded associated with these future purchase commitments.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’), using the modified prospective method of transition. Under that transition method,

compensation costs recognized in the three months ended March 31, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three months ended March 31, 2007: risk-free interest rate was 4.67%, an expected dividend yield of 0%, the volatility factor of the expected market price of our common stock was 80%, forfeiture rate of 1% and the weighted average expected life of the option was 6.4 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

The employee stock options granted by us are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for the three months ended March 31, 2007 and 2006 for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

Our net loss for the three months ended March 31, 2007 and 2006 includes $314,490 and $157,098, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements.

Income Taxes

We account for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, Accounting for Income Taxes (‘‘SFAS No. 109’’). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets related to future years, including loss and credit carryforwards, if there is not sufficient evidence to indicate that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in future years.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (‘‘FASB’’) FIN 48, Accounting for Uncertainty in Income Taxes − an interpretation of FASB Statement No. 109, to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that we should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the ‘‘more likely than not’’ recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on our financial condition or results of operations as of and for the three months ended March 31, 2007.

Investments in Marketable Securities

Investments in marketable securities are classified as available-for-sale or held-to-maturity. The investments classified as available-for-sale are stated at fair market value, with any unrealized gains and losses, net of tax, reported on the accompanying condensed consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income on the accompanying condensed consolidated statements of operations. The investments classified as held-to-maturity are stated at unamortized cost. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale or held-to-maturity are included in investment income in the accompanying condensed consolidated statements of operations. At March 31, 2007 and 2006, we did not have any unrealized gains or losses on available-for-sale securities. For the three months ended March 31, 2007 and 2006, we recorded investment income (including realized gains and losses) of $171,936 and $0, respectively, on our investment portfolio.

We invest in auction rate securities and government bonds with AAA credit ratings. We classify investments in auction rate securities as short-term investments although the scheduled maturities may be greater than 12 months. This determination is based on our view that such securities are classified as available-for-sale and are available to support current operations.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue.    Total revenues were $0.4 million for the three months ended March 31, 2007 and 2006. Revenue from product sales was $24,548 for the three months ended March 31, 2007, compared to $0.1 million for the same period in 2006. As explained in ‘‘Seasonality’’ below, we recognize a substantial portion of our product sales for our lead product, GEM 21S, in the third and fourth quarters of each year. Sublicense fee revenue from Luitpold totaled $0.2 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Royalty income from Luitpold totaled $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, based on sales information from Luitpold for product sold.

Cost of Goods Sold.    We recorded cost of sales of $19,102 and $0.1 million in the three months ended March 31, 2007 and 2006, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, and kit packing costs.

Research and Development Expenses.    Our research and development expenses increased $1.4 million to $3.9 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006. Our increase in costs is attributable to increased salaries, wages and related benefits as we hired new employees. Our research and development headcount increased to 45 employees on March 31, 2007 from 25 on March 31, 2006. Additionally, our increased expenses primarily relate to activities associated with clinical trials and related employee costs, as well as continuing expenses associated with pursuing GEM 21S marketing approval in the European Union.

General and Administrative Expenses.    Our general and administrative expenses increased $0.9 million to $2.0 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. The increase is attributable primarily to increased salaries, wages and related benefits, professional services, costs of operating as a public company and facility costs. Facility costs are primarily comprised of rent, utilities and common area maintenance. Our administrative headcount increased to 23 employees as of March 31, 2007 from 16 employees on March 31, 2006. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.2 million for the three months ended March 31, 2007 and 2006. In the three months ended March 31, 2007, we purchased manufacturing equipment, lab equipment and office equipment totaling $0.1 million.

Patent License Fee Amortization.    Our patent license fee amortization expenses were $0.5 million for the three months ended March 31, 2007 and 2006. The expense is attributable to the ongoing amortization of capitalized patent license fees related to product development.

Other Income (Expenses).    Net interest and investment income increased $0.4 million to $0.7 million for the three months ended March 31, 2007 from $0.3 million for the three months ended March 31, 2006. The increase is attributable to higher cash and investment balances resulting from our May 2006 initial public offering and our February 2007 secondary public offering, which resulted in net proceeds of $31.6 million and $39.8 million, respectively, after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the three months ended March 31, 2007 and 2006, and, accordingly, we did not record a provision for income taxes. At March 31, 2007, we had federal net operating loss carryforwards of $28.3 million that will begin to expire in 2024. In addition, we had federal minimum tax credits of $0.7 million that will not expire. State net operating loss carryforwards at March 31, 2007 totaled $26.8 million and will expire between 2009 and 2022.

Our ability to use our net operating loss carryforwards could be limited. At March 31, 2007, we had net operating loss carryforwards totaling approximately $28.3 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities is subject to annual limitations. Additionally, because US tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss and tax credits for federal income tax purposes.

Liquidity and Capital Resources

In February 2007, we completed a secondary public offering of 2,517,111 shares of our common stock, including 393,536 shares in connection with the underwriters’ over-allotment option, at a price to the public of $17.15 per share. This secondary public offering resulted in net proceeds of $39.8 million after deducting underwriters’ commissions and related expenses.

At March 31, 2007, we had $43.2 million in cash and cash equivalents held in a local financial institution. Additionally, we had $1.0 million in a bank certificate of deposit, and $40.0 in marketable securities. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit, money market accounts and marketable securities.

For the three months ended March 31, 2007, net cash used in operating activities was $3.5 million, primarily consisting of salaries, clinical, research and development and general operations. Net cash used in investing activities was $40.3 million for the three months ended March 31, 2007, and primarily consisted of net purchases of marketable securities, as well as purchases of manufacturing equipment, lab equipment and office equipment, along with costs of $0.1 million for software installation and construction design costs for the new manufacturing facility in our corporate headquarters. Net cash provided by financing activities for the three months ended March 31, 2007 consisted of $39.8 million net proceeds from our secondary public offering and $0.1 million other financing activities.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2009. Because of the significant time it will take for our product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

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

Seasonality

We expect to recognize a substantial portion of our product sales for GEM 21S in the third and fourth quarters of each fiscal year and a lower portion or none of such product sales in the first and second quarters of each fiscal year. Our manufacturing and supply agreement with Luitpold, our marketing and distribution partner, obligates Luitpold to purchase all of its requirements for GEM 21S from us and we are obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. In addition, the agreement obligates Luitpold to make minimum purchase commitments for each of the seven years following the first purchase. We expect Luitpold to make a substantial portion of its purchases in the third and fourth quarters of our fiscal year and a lower portion or none of such purchases in the first and second quarters of our fiscal year.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of bone loss associated with advanced periodontal disease and repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments or tendons.

Comprehensive Loss

Our comprehensive losses as defined by SFAS No. 130, Reporting Comprehensive Income, are the same as the net losses reported.

Contractual Obligations

Our major outstanding contractual obligations relate to our milestone payments and operating leases for our facilities.

In May 2007, we entered into a new lease agreement effective January 1, 2007 with Noblegene. This lease is for our approximately 32,000 square foot headquarters in Franklin, Tennessee and it replaced in its entirety our previous lease with the same landlord dated April 2004, as amended in July 2005. Under the terms of the lease, we will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. Under the original lease terms, we had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards improvements, that we may apply after the fourth year of the lease. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.

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

We have summarized in the table below our fixed contractual obligations as of March 31, 2007:

	Payments due by period
Contractual obligations	Total	Within one year	Two to three years	Four to five years	After five years
Operating lease obligations	$6,536,163	$438,651	$1,218,410	$1,292,610	$3,586,492
Purchase and supplier obligations	19,021,905	3,147,688	7,170,920	7,905,940	797,357
Total	$25,558,068	$3,586,339	$8,389,330	$9,198,550	$4,383,849

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of GEM 21S and our product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis Vaccines and Diagnostics (formerly Chiron Corporation), Orthovita, Inc. and Kensey Nash.

Recent Accounting Pronouncement

FIN 48.    In June 2006, the FASB, published FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that a company should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this interpretation and its reported amount in the statement of financial position). This interpretation does not change the classification requirements for deferred taxes.

We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2007. See Note 9 to the condensed consolidated financial statements for further discussion of income taxes.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash investments, we do not believe that we have any material exposure to interest rate risk arising from our cash investments. Our cash accounts earned interest rates ranging from 5.05% to 5.27% during the three months ended March 31, 2007. We had investments in marketable securities in our portfolio at fixed rates, ranging from 5.27% to 5.32%, during the three months ended March 31, 2007. We expect that future investments in marketable securities will generally be made at fixed rates. We do not believe that we have any material exposure to interest rate risk arising from our investments in marketable securities. We have not used derivative financial instruments for speculation or trading purposes.

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

This interim quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Beginning with our Annual Report for our fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our Annual Report for fiscal year ending December 31, 2007 must also contain a statement that our independent registered public accounting firm has issued attestation reports on management’s assessment of such internal controls and on the effectiveness of internal controls.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we granted stock options to purchase an aggregate 352,400 shares of our common stock to employees under our 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $12.69 per share. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were 4,275 shares of common stock issued upon option exercises during the three months ended March 31, 2007. In addition, there were 2,851 shares of common stock issued to employees under the 2005 Employee Stock Purchase Plan during the three months ended March 31, 2007.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

In May 2006, we sold 4,600,000 shares of our common stock in our IPO at a price to the public of $8.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 690,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131718), which was declared effective by the SEC on May 12, 2006. After deducting the underwriting discounts and commissions of $2.6 million and other offering expenses of approximately $2.7 million payable by us in connection with the offering, our net proceeds from the offering were approximately $31.6 million. Between May 17, 2006 and March 31, 2007, we have not used any of the net proceeds. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).

In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock being offered, we sold 2,517,111 shares and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.5 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.8 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of stock by the selling stockholders. We have invested our net proceeds of the offering in auction rate securities and government bonds with AAA credit ratings.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit No.	Filed	Description
31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(a)	Section 1350 Certification of the Chief Executive Officer
32.2	(a)	Section 1350 Certification of the Chief Financial Officer

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 14, 2007

BIOMIMETIC THERAPEUTICS, INC.
By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc. President and Chief Executive Officer
By:	/s/ Larry Bullock
Larry Bullock Chief Financial Officer