Form 10-Q
period 2007-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2007-08-14
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were issued and outstanding 18,308,151 shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$35,974,681	$47,064,589
Certificates of deposit	1,000,000	1,000,000
Short-term investments in marketable securities	35,000,000	—
Receivables – trade	78,336	1,448,321
Receivables – other	310,861	391,528
Inventory	5,220,828	3,407,256
Prepaid expenses	623,397	603,362
Total current assets	78,208,103	53,915,056
Long-term investments in marketable securities	5,000,000	—
Receivables – related party	160,000	106,831
Property and equipment, net	4,692,045	3,933,037
Capitalized patent license fees, net	6,442,171	7,429,717
Deposits	10,000	10,000
Total assets	$94,512,319	$65,394,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,362,119	$1,108,601
Accrued expenses:
Payroll, employee benefits and payroll taxes	1,004,216	1,044,903
Other accrued expenses	632,663	1,213,514
Current portion of capital lease obligations	12,775	12,443
Deferred liability	1,250,000	1,250,000
Deferred revenue	709,841	714,750
Total curent liabilities	5,971,614	5,344,211
Accrued rent – related party	334,932	254,494
Capital lease obligations	42,251	48,712
Deferred liability	1,250,000	1,250,000
Deferred revenue	13,144,690	13,496,692
Total liabilities	20,743,487	20,394,109
Stockholders’ equity:
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,304,776 shares issued and outstanding as of June 30, 2007; 15,649,362 shares issued and outstanding as of December 31, 2006	18,305	15,649
Additional paid-in capital	125,592,116	84,760,940
Accumulated deficit	(51,841,589)	(39,776,057)
Total stockholders’ equity	73,768,832	45,000,532
Total liabilites and stockholders’ equity	$94,512,319	$65,394,641

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Collaborative research and development	$—	$215,276	$—	$215,276
Sublicense fee income	176,974	176,974	352,003	352,003
Sales	97,920	660,508	122,468	800,428
Royalty income	202,400	74,016	361,015	144,722
Rental income	10,964	6,790	18,485	12,800
Total revenues	488,258	1,133,564	853,971	1,525,229
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	172,608	625,020	191,710	766,372
Research and development (a)	4,718,354	2,314,875	8,661,876	4,952,488
General and administrative (b)	2,106,776	1,840,046	4,154,465	2,773,986
Depreciation and capital lease amortization	246,596	191,850	491,076	374,361
Patent license fee amortization	564,312	534,650	1,105,421	1,046,689
	7,808,646	5,506,441	14,604,548	9,913,896
Loss from operations	(7,320,388)	(4,372,877)	(13,750,577)	(8,388,667)
Interest income, net	478,493	501,755	1,042,447	830,462
Investment income, net	470,677	—	642,613	—
Loss on disposal of equipment	—	(687)	(15)	(687)
Net loss	(6,371,218)	(3,871,809)	(12,065,532)	(7,558,892)
Preferred stock accretion	—	(29,319)	—	(132,026)
Net loss attributable to common stockholders	$(6,371,218)	$(3,901,128)	$(12,065,532)	$(7,690,918)
Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(0.42)	$(0.69)	$(1.41)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	18,221,775	9,231,932	17,569,369	5,468,302
Related party disclosures:
(a) – Research and development includes professional fees to related parties of:	$17,500	$—	$17,500	$75,000
(b) – General and administrative includes rent and utilities expense to related parties of:	$240,180	$178,248	$498,623	$279,516

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss attributable to common stockholders	$(12,065,532)	$(7,690,918)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and capital lease amortization expense	491,076	374,361
Patent license fee amortization	1,105,421	1,046,689
Loss on disposal of equipment	15	687
Preferred stock accretion	—	132,026
Non-cash compensation and consulting expense	741,194	349,621
Changes in operating assets and liabilities:
Receivables – trade	1,369,985	14,640
Receivables – other	80,667	53,479
Receivables – related party	(53,169)	—
Inventory	(1,813,572)	(531,374)
Prepaid expenses	(20,035)	753,651
Accounts payable	1,253,521	1,302,277
Accrued payroll, employee benefits and payroll taxes	(40,687)	96,705
Other accrued expenses	(580,851)	548,456
Deferred liability	—	(1,500,000)
Deferred revenue	(356,911)	(616,183)
Accrued rent – related party	80,438	707
Net cash used in operating activities	(9,808,440)	(5,665,176)
Cash flows from investing activities
Capitalized patent license fees	(117,875)	(527,898)
Proceeds from disposal of equipment	2,653	—
Purchases of property and equipment	(1,252,752)	(383,710)
Purchases of marketable securities	(63,953,535)	—
Sales of marketable securities	23,953,535	—
Net cash used in investing activities	(41,367,974)	(911,608)
Cash flows from financing activities
Payments on capital lease obligations	(6,130)	(1,873)
Issuance of common stock under compensation plans	334,298	38,180
Net proceeds from issuance of common stock	39,758,338	31,582,273
Net cash provided by financing activities	40,086,506	31,618,580
Net (decrease) increase in cash and cash equivalents	(11,089,908)	25,041,796
Cash and cash equivalents, beginning of period	47,064,589	33,427,708
Cash and cash equivalents, end of period	$35,974,681	$58,469,504
Supplemental disclosures of cash flow information
Interest paid	$1,384	$541
Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$—	$42,936
Conversion of preferred stock to common stock upon initial public offering	$—	$50,868,415

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom and BioMimetic Therapeutics Pty Ltd. in Australia. Inter-company balances and transactions are eliminated in consolidation. As of June 30, 2007, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product in the European Union (‘‘EU’’) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2007. See Note 9 to the condensed consolidated financial statements for further discussion of income taxes.

3.    Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three and six months ended June 30, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three and six months ended June 30, 2007: risk-free interest rate was 4.77%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, forfeiture rate of 2.8% and the weighted average expected life of the option was 6.7 years. Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual like of the option is based on the US Treasury yield curve in effect at the time of the grant.

The employee stock options granted by the Company are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three and six months ended June 30, 2007 and 2006 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

The Company’s net loss for the three and six months ended June 30, 2007 includes $406,034 and $728,473, respectively, of compensation costs and no income tax benefit related to its stock-based compensation arrangements. The Company’s net loss for the three and six months ended June 30, 2006 includes $177,645 and $334,743, respectively, of compensation costs and no income tax benefit related to its stock-based compensation arrangements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

4.    Secondary Public Offering

On February 14, 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, 2,517,111 were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.6 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.8 million to the Company and $11.8 million to the selling stockholders. The Company did not receive any proceeds from the sale of stock by the selling stockholders. As of June 30, 2007, the $39.8 million net proceeds to the Company are invested in auction rate securities and government bonds with AAA credit ratings. Refer to Note 10 for further information on the Company’s investments in marketable securities.

5.    Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (‘‘SFAS No. 128’’) and Staff Accounting Bulletin No. 98 (‘‘SAB 98’’). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the conversion of redeemable, convertible preferred stock and upon the exercise of stock options and warrants. Dilutive earnings per share is the same as basic earnings per share since common stock equivalents are excluded from the calculation, due to their effect being anti-dilutive. Net loss per share is summarized as follows:

	Three months ended June 30,
	2007	2006
Historical numerator: net loss attributable to common stockholders	$(6,371,218)	$(3,901,128)
Denominator: weighted average shares of common stock outstanding	18,221,775	9,231,932
Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(0.42)

	Six months ended June 30,
	2007	2006
Historical numerator: net loss attributable to common stockholders	$(12,065,532)	$(7,690,918)
Denominator: weighted average shares of common stock outstanding	17,569,369	5,468,302
Basic and diluted net loss per share attributable to common stockholders	$(0.69)	$(1.41)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

5.    Net Loss Per Share (continued)

The Company had potentially dilutive common stock equivalents outstanding of 1,852,827 shares of common stock for the three and six months ended June 30, 2007 and 1,517,833 shares of common stock for the three and six months ended June 30, 2006 that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

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

Inventory is summarized as follows:

	June 30, 2007	December 31, 2006
Raw materials	$4,583,538	$3,154,809
Work in progress	564,420	165,230
Finished goods	81,336	97,217
	5,229,294	3,417,256
Less allowance for excess inventory	(8,466)	(10,000)
	$5,220,828	$3,407,256

7.    Capitalized Patent License Fees

In June 2006, the Company initiated a registration trial for its orthopedic product candidate GEM OS®1 Bone Graft. The trial triggered a milestone payment of $500,000 to ZymoGenetics, Inc. (‘‘ZymoGenetics’’) under the Company’s January 2003 patent license agreement with ZymoGenetics. The payment has been capitalized as patent license fees and is being amortized over its patent life. The Company continues to incur costs related to patent license fees and patent applications on its product and product candidates.

8.    Capital Shares

On May 12, 2006, through its Amended and Restated Certificate of Incorporation, dated October 21, 2004, as amended May 4, 2006, the Company approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share. There have been no changes in the Company’s capital structure as of the six months ended June 30, 2007.

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

During the three and six months ended June 30, 2007, the Company granted stock options to purchase an aggregate 168,301 and 520,701 shares, respectively, of its common stock to employees under its 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $17.49 and

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

8.    Capital Shares (continued)

$14.24 per share, respectively. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were 129,063 and 133,338 shares, respectively, of common stock issued upon option exercises during the three and six months ended June 30, 2007. In addition, there were 2,114 and 4,965 shares, respectively, of common stock issued to employees under the 2005 Employee Stock Purchase Plan during the three and six months ended June 30, 2007.

9.    Income Taxes

At June 30, 2007, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $34.3 million that will begin to expire in 2024. In addition, the Company had federal minimum tax credits of $0.1 million that will not expire. State NOL carryforwards at June 30, 2007 totaled $32.8 million and will expire between 2009 and 2022. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of FIN 48 and SFAS No. 109, management believes that there is not sufficient evidence at June 30, 2007 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

The valuation allowance was $18,935,801 and $14,708,093 at June 30, 2007 and December 31,
2006, respectively. The valuation allowance increased by $4,227,708 in the six months ended June 30, 2007.

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

As a result of implementing FIN 48, effective January 1, 2007, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on its financial condition or results of operations as of and for the six months ended June 30, 2007.

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

In the first quarter of 2007, the Company invested $40.0 million in marketable securities, primarily the proceeds of the February 2007 secondary public offering. The Company did not have

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

10.    Investments in Marketable Securities (continued)

any investments in marketable securities in 2006. The Company recorded investment income (including realized gains and losses) on its investment portfolio of $470,677 and $642,613, respectively, for the three and six months ended June 30, 2007. At June 30, 2007, the Company had accrued interest receivable of $77,617 related to its investments in marketable securities. At June 30, 2007 and 2006, the Company did not have any unrealized gains or losses on available-for-sale securities.

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

At June 30, 2007, investments in marketable securities, some of which were classified as available-for-sale, included the following:

Available-for-sale	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction rate securities	$35,000,000	$—	$—	$35,000,000

The scheduled maturities of the above auction rate securities at June 30, 2007 are shown below:

	Amortized Cost	Fair Value
Maturing after ten years	$35,000,000	$35,000,000

At June 30, 2007, investments in marketable securities, some of which were classified as held-to-maturity and considered to be long-term based on the maturity of the security, included the following:

Held-to-maturity	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Government bonds	$5,000,000	$1,950	$—	$4,998,050

The scheduled maturities of the above government bonds at June 30, 2007 are shown below:

	Amortized Cost	Fair Value
Due after one year through five years	$5,000,000	$4,998,050

11.    Commitments and Contingencies

Operating Leases

The Company maintains operating leases for the use of office space and business equipment. The Company occupied new office space in July 2005. In May 2007, the Company entered into a new lease agreement effective January 1, 2007 with Noblegene Development LLC, or Noblegene, for additional office space and to extend the lease term. This lease replaced in its entirety the Company’s previous lease with the same landlord dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing total space to approximately 32,000 square feet at the Company headquarters in Franklin, Tennessee. Under the terms of the lease, the Company pays Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. The office space lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Commitments and Contingencies (continued)

premises. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five year terms. Under terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. For more information, refer to Note 12.

The future commitments as of June 30, 2007 under these operating lease agreements are as follows:

2007	$292,005
2008	600,202
2009	618,208
2010	636,754
2011	655,856
Thereafter	3,586,491
Total	$6,389,516

Under the original lease terms, the Company had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards its improvements, that the Company may apply after the fourth year of the lease. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company has recorded these tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and related expenses associated with the office space of $240,180 and $498,623 for the three and six months ended June 30, 2007, respectively, and $178,248 and $279,516 for the three and six months ended June 30, 2006, respectively.

Rental expense for all operating leases was $227,632 and $403,846 for the three and six months ended June 30, 2007, respectively, and $111,324 and $234,643 for the three and six months ended June 30, 2006, respectively.

The Company began subleasing a portion of its space to two organizations in 2005. Each organization has a three year lease commitment. Rental income was $10,964 and $18,485 for the three and six months ended June 30, 2007, respectively, and $6,790 and $12,800 for the three and six months ended June 30, 2006, respectively, and is included in rental income in the accompanying condensed consolidated statements of operations. Future minimum sublease rents are expected to be not less than $15,042 for 2007 and $22,398 for 2008.

Capital Leases

The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at June 30, 2007 and December 31, 2006 totaled $53,547 and $60,240, respectively. The future commitments under these capital lease agreements are as follows:

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

11.    Commitments and Contingencies (continued)

	Principal	Interest	Total
2007	$7,989	$1,723	$9,712
2008	17,351	2,953	20,304
2009	18,187	2,117	20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
Thereafter	3,028	52	3,080
Total	$78,240	$8,523	$86,763

12.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer, Dr. Samuel Lynch, was a professor at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of June 30, 2007, Harvard has paid to Dr. Samuel Lynch, the Company’s President and Chief Executive Officer, a total of $655,298 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company. Payments are for compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

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

As of June 30, 2007, the Company has a receivable of $160,000 from Noblegene related to a total rent credit of $5 per usable square foot for certain reimburseable build out costs that the Company may apply after the fourth year of the lease. The Company paid to Noblegene rent and related expenses of $240,180 and $498,623 for the three and six months ended June 30, 2007, respectively, and $178,248 and $279,516 for the three and six months ended June 30, 2006, respectively. For more information, refer to Note 11.

Consulting Agreement with a member of the Board of Directors

In August 2006, the Company entered into a one-year consulting agreement with Gary E. Friedlaender, M.D., who was subsequently appointed to its board of directors in September 2006. The

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

12.    Related Party Transactions (continued)

2006 agreement continues the consulting relationship that the Company had with Dr. Friedlaender pursuant to a July 2001 consulting agreement. Under the 2006 consulting agreement, Dr. Friedlaender provides consulting services to the Company relating to the use of biological products to treat orthopedic injuries and conditions. Dr. Friedlaender is compensated for his services at a rate of $625 per hour, up to $5,000 per day. As of June 30, 2007, the Company has made payments of $26,875 to Dr. Friedlaender. Under prior agreements, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. Under the 2006 agreement, Dr. Friedlaender is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Former Member of the Board of Directors

In February 2002, the Company entered into a consulting agreement with a then member of its board of directors, under which the former board member provided consulting services to the Company relating to the non-clinical development of its products and interactions and filings with the U.S. Food and Drug Administration, or FDA. The consulting agreement was terminated as of August 1, 2006, and was superseded by a new one-year agreement. On September 22, 2006, the consultant resigned from the Company’s board. Under the terms of the 2002 agreement, the former board member provided consulting services to the Company at the rate of $350 per hour, up to a maximum of $2,800 per day. During 2004, the Company paid the board member $26,875 under this consulting agreement. Under the terms of the 2006 agreement, the former board member provides an unlimited amount of consulting services to the Company at a fixed rate of $25,000 per quarter plus reimbursement of certain expenses, including administrative support expenses up to $2,500 per quarter. Under both the 2002 and 2006 agreements, the board member is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act. Statements in this Quarterly Report that are not historical facts are hereby identified as ‘‘forward-looking statements’’ for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words ‘‘may’’, ‘‘continue’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘will’’, ‘‘believe’’, ‘‘project’’, ‘‘expect’’, ‘‘anticipate’’ and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. . Our financial condition and results of operations may change as a result of many factors, including those we discuss in ‘‘Item 1A. Risk Factors’’ and elsewhere in this report and our actual results may differ materially from those anticipated in the forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.

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

Since inception in April 1999, we have incurred losses each year. As of June 30, 2007, we had an accumulated deficit of $51.8 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and continue the commercial launch of GEM 21S. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations from the sale of equity securities (including our IPO in May 2006 and our secondary public offering in February 2007), research and development agreements, and grants.

We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities. Furthermore, as we operate as a publicly traded company, we expect to incur additional costs such as those related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Based on the demonstrated efficacy in our pivotal clinical trial with our periodontal product, GEM 21S, we have entered into development of our first orthopedic product, GEM OS®1, as well as our other product candidates in orthopedic, spine and sports injury applications (GEM OS2 and GEM LT) and a drug product candidate for treating Osteonecrosis of the Jaw, or ONJ (GEM ONJ). We anticipate that we will incur substantial research and development expenses for the foreseeable future.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2007 and 2006. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended June 30,		Six months ended June 30,
Costs	2007	2006	2007	2006
Direct external:
Periodontal	$719,158	$326,471	$1,213,721	$878,896
Orthopedic	1,507,757	644,142	2,897,122	1,780,771
Sports medicine and diagnostic	313,712	97,904	380,815	98,954
	2,540,627	1,068,517	4,491,658	2,758,621
Internal:
Periodontal	538,405	607,461	1,103,778	1,082,085
Orthopedic	1,331,306	602,994	2,494,279	1,028,329
Sports medicine and diagnostic	308,016	35,903	572,161	83,453
	2,177,727	1,246,358	4,170,218	2,193,867
Total	$4,718,354	$2,314,875	$8,661,876	$4,952,488

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

Recent Developments

Initiated patient enrollment in U.S. pivotal trial for GEM OS1

We announced in June 2007 that we had received unconditional FDA approval for a U.S. pivotal trial to compare GEM OS1 to autograft for the treatment of foot and ankle fusions. The final study design requires a six month follow-up period for the primary endpoint, which is three months shorter than previously announced. Patient enrollment will increase from the initially approved 280 patients to 396 patients, with the permitted number of clinical centers increasing from up to 18 to up to 28 to facilitate patient enrollment. As announced previously, the study is designed as a randomized controlled non-inferiority trial comparing GEM OS1 to autograft, with the two treatments randomized 2:1, respectively. The primary study endpoint is a comparison between the two groups of the percent of patients fused as measured by CT scan at six months.

Initiated patient enrollment in E.U. registration trial for GEM OS1

We announced in June 2007 that we had initiated a clinical study in the E.U. to evaluate GEM OS1 for the treatment of foot and ankle fusions. The study, which is intended to support GEM OS1 product registration in the E.U., will enroll up to 125 patients at up to 10 clinical centers. The primary endpoint for the study will be fusion rates as measured by CT scan at nine months post surgery.

Added to NASDAQ Biotechnology Index

We were selected for addition to the NASDAQ Biotechnology Index and to the Russell 3000 Index, which is widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies.

Announced positive interim data from 20 patient U.S. pilot clinical trial and 60 patient Canadian registration trial

We announced in July 2007 updated positive interim results from our 20 patient U.S. pilot clinical trial and 60 patient Canadian registration trial assessing the safety and efficacy of GEM OS1 in foot and ankle fusion indications. Data reported indicated that GEM OS1 treatment appears comparable to autograft for the stimulation of bone healing (fusion), without the pain and morbidity associated with the harvesting of the autograft.

GEM 21S Post-Approval FDA Requirements

We received FDA approval for GEM 21S in November 2005 with no post-approval animal or clinical study requirements. The FDA approval was granted with three post-approval requirements relating to: (1) establishing an rhPDGF identity test, (2) prohibiting our use of lots of rhPDGF that were fermented by Novartis Vaccines and Diagnostics (formerly Chiron Corporation) after September 2002 until supplemental approval is received from the FDA to include the PDGF fermentation site, and (3) evaluating quality testing of our first 30 lots of product. We have now satisfied each of the post-approval requirements. We filed a supplement to our Pre-Market Application (‘‘PMA’’) in May 2006 in accordance with the GEM 21S approval requirement that we establish and validate an immunological identity test for rhPDGF-BB. The FDA approved our PMA supplement in July 2006 to implement a new Enzyme-Linked Immuno Sorbent Assay, or ELISA,

PDGF identity test. Regarding the second requirement, the FDA granted us approval in September 2006 to include Novartis’ rhPDGF fermentation site in our GEM 21S PMA and removed the restriction on our use of rhPDGF lots manufactured after September 2002, thereby satisfying the second post-approval requirement, and providing additional, large scale manufacturing capacity to ensure the adequate supply of rhPDGF-BB available for use in GEM 21S, GEM OS1, GEM OS2 and our other product candidates. Regarding the third requirement, we submitted all quality testing data that was available to us in August 2006. In May 2007 the FDA advised us that submission of additional data was not necessary, and that all post-approval requirements had been satisfied.

Related Party Transaction – New Lease Agreement

In May 2007, we entered into a new lease agreement effective January 1, 2007 with Noblegene. This lease replaced in its entirety our previous lease with the same landlord dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing total space to approximately 32,000 square feet at the Company headquarters in Franklin, Tennessee. Under the terms of the lease, we will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. Under the original lease terms, we had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards improvements, that we may apply after the fourth year of the lease. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances. Dr. Lynch, the Company’s President and Chief Executive Officer, owns fifty percent of the interests in Noblegene. To date, Dr. Lynch has not received any amounts from the Company for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any amounts from the Company for the lease unless and until Noblegene distributes profits to its members.

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

Our significant accounting policies are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended

December 31, 2006. However, we believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, stock-based compensation, income taxes and investments in marketable securities are significant and are therefore important to aid you in fully understanding and evaluating our reported interim financial results.

Revenue Recognition

We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (‘‘SAB’’) 101, Revenue Recognition in Financial Statements (‘‘SAB 101’’), as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (‘‘EITF’’) Issue 00-21, Revenue Arrangements with Multiple Deliverables, and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 48, Revenue Recognition When Right of Return Exists. Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized into revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the sales information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated interim financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins. As of June 30, 2007, no reserves have been recorded associated with these future purchase commitments.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three and six months ended June 30, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three and six months ended June 30, 2007: risk-free interest rate was 4.77%, an expected dividend yield of 0%, the volatility factor of the expected market price of our common stock was 80%, forfeiture rate of 2.8% and the weighted average expected life of the option was 6.7 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

The stock options granted by us to our employees are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance,

exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for the three and six months ended June 30, 2007 and 2006 for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

Our net loss includes compensation costs related to our stock-based compensation arrangements of $406,034 and $728,473 for the three and six months ended June 30, 2007, respectively, and $177,645 and $334,743 for the three and six months ended June 30, 2006, respectively. No income tax benefit related to our stock-based compensation arrangement is including in our net losses.

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

As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on our financial condition or results of operations as of and for the three and six months ended June 30, 2007.

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

In the first quarter of 2007 we invested $40.0 million in marketable securities, primarily the proceeds of the February 2007 secondary public offering. We did not have any investments in marketable securities in 2006. We recorded investment income (including realized gains and losses) on our investment portfolio of $470,677 and $642,613, respectively, for the three and six months ended June 30, 2007. At June 30, 2007, we had accrued interest receivable of $77,617 related to our investments in marketable securities. At June 30, 2007 and 2006, we did not have any unrealized gains or losses on available-for-sale securities.

We invest in auction rate securities and government bonds with AAA credit ratings. We classify investments in auction rate securities as short-term investments although the scheduled maturities may be greater than 12 months. This determination is based on our view that such securities are classified as available-for-sale and are available to support current operations.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue.    Total revenues were $0.5 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively. Revenue from product sales was $0.1 million for the three months ended June 30, 2007, compared to $0.7 million for the same period in 2006. In the first half of 2006, we recognized higher product sales volume as Luitpold acquired inventory after the late 2005 FDA approval of our lead product, GEM 21S. However, as explained in ‘‘Seasonality’’ below, we expect to recognize a substantial portion of our product sales revenue from GEM 21S in the third and fourth quarters of each year going forward. Sublicense fee revenue from Luitpold totaled $0.2 million for the three months ended June 30, 2007 and 2006. Royalty income from Luitpold totaled $0.2 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, based on sales information from Luitpold for product sold.

Cost of Goods Sold.    We recorded cost of sales of $0.2 million and $0.6 million in the three months ended June 30, 2007 and 2006, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, and kit packing costs. Through our standard quality process, we learned that some GEM 21S kits contained cups with extra β-TCP. We have voluntarily agreed to replace approximately 1,100 potentially affected GEM 21S kits that are currently held in Luitpold’s inventory. Therefore, during the three months ended June 30, 2007, we recorded $0.1 million for the estimated costs of providing replacement product.

Research and Development Expenses.    Our research and development expenses increased $2.4 million to $4.7 million for the three months ended June 30, 2007 from $2.3 million for the same period in 2006. Our increase in costs is attributable to increased salaries, wages and related benefits as we hired new employees. Our research and development headcount increased to 50 employees on June 30, 2007 from 28 on June 30, 2006. Additionally, our increased expenses primarily relate to activities associated with clinical trials and related employee costs, as well as continuing expenses associated with pursuing GEM 21S marketing approval in the European Union.

General and Administrative Expenses.    Our general and administrative expenses increased $0.3 million to $2.1 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. The increase is attributable primarily to increased salaries, wages and related benefits, professional services, facility costs and costs of operating as a public company, including additional costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Facility costs are primarily comprised of rent, utilities and common area maintenance. Our administrative headcount increased to 25 employees as of June 30, 2007 from 18 employees on June 30, 2006. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.2 million for the three months ended June 30, 2007 and 2006. In the three months ended June 30, 2007, we incurred capitalized costs related primarily to laboratory, office and computer equipment.

Patent License Fee Amortization.    Our patent license fee amortization expenses were $0.6 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. The expense is attributable to the ongoing amortization of capitalized patent license fees related to product development.

Other Income (Expenses).    Net interest and investment income increased $0.4 million to $0.9 million for the three months ended June 30, 2007 from $0.5 million for the three months ended

June 30, 2006. The increase is attributable to higher cash and investment balances resulting from our May 2006 initial public offering and our February 2007 secondary public offering, which resulted in net proceeds of $31.6 million and $39.8 million, respectively, after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the three months ended June 30, 2007 and 2006, and, accordingly, we did not record a provision for income taxes. At June 30, 2007, we had federal net operating loss carryforwards of $34.3 million that will begin to expire in 2024. In addition, we had federal minimum tax credits of $0.1 million that will not expire. State net operating loss carryforwards at June 30, 2007 totaled $32.8 million and will expire between 2009 and 2022.

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

Six Months Ended June 30, 2007 and 2006

Revenue.    Total revenues were $0.9 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. Revenue from product sales was $0.1 million for the six months ended June 30, 2007, compared to $0.8 million for the same period in 2006. In the first half of 2006, we recognized higher product sales volume as Luitpold acquired inventory after the late 2005 FDA approval of our lead product, GEM 21S. However, as explained in ‘‘Seasonality’’ below, we expect to recognize a substantial portion of our product sales revenue from GEM 21S in the third and fourth quarters of each year going forward. Sublicense fee revenue from Luitpold totaled $0.4 million for the six months ended June 30, 2007 and 2006. Royalty income from Luitpold increased to $0.4 million for the six months ended June 30, 2007 from $0.1 million for the same period in 2006, based on sales information from Luitpold for product sold.

Cost of Goods Sold.    We recorded cost of sales of $0.2 million and $0.8 million in the six months ended June 30, 2007 and 2006, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, and kit packing costs. Through our standard quality process, we learned that some GEM 21S kits contained cups with extra β-TCP. We have voluntarily agreed to replace approximately 1,100 potentially affected GEM 21S kits that are currently held in Luitpold’s inventory. Therefore, during the three months ended June 30, 2007, we recorded $0.1 million for the estimated costs of providing replacement product.

Research and Development Expenses.    Our research and development expenses increased $3.7 million to $8.7 million for the six months ended June 30, 2007 from $5.0 million for the same period in 2006. Our increase in costs is attributable to increased salaries, wages and related benefits as we hired new employees. Our research and development headcount increased to 50 employees on June 30, 2007 from 28 on June 30, 2006. Additionally, our increased expenses primarily relate to activities associated with clinical trials and related employee costs, as well as continuing expenses associated with pursuing GEM 21S marketing approval in the European Union.

General and Administrative Expenses.    Our general and administrative expenses increased $1.4 million to $4.2 million for the six months ended June 30, 2007 from $2.8 million for the same period in 2006. The increase is attributable primarily to increased salaries, wages and related benefits, professional services, facility costs and costs of operating as a public company, including additional costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Facility costs are primarily comprised of rent, utilities and common area maintenance. Our administrative headcount increased to 25 employees as of June 30, 2007 from 18 employees on June 30, 2006. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.5 million and $0.4 million for the six months ended June 30, 2007 and

2006, respectively. In the six months ended June 30, 2007, we incurred capitalized costs related primarily to laboratory, office and computer equipment.

Patent License Fee Amortization.    Our patent license fee amortization expenses were $1.1 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively. The expense is attributable to the ongoing amortization of capitalized patent license fees related to product development.

Other Income (Expenses).    Net interest and investment income increased $0.9 million to $1.7 million for the six months ended June 30, 2007 from $0.8 million for the same period in 2006. The increase is attributable to higher cash and investment balances resulting from our May 2006 initial public offering and our February 2007 secondary public offering, which resulted in net proceeds of $31.6 million and $39.8 million, respectively, after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the six months ended June 30, 2007 and 2006, and, accordingly, we did not record a provision for income taxes. At June 30, 2007, we had federal net operating loss carryforwards of $34.3 million that will begin to expire in 2024. In addition, we had federal minimum tax credits of $0.1 million that will not expire. State net operating loss carryforwards at June 30, 2007 totaled $32.8 million and will expire between 2009 and 2022.

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

At June 30, 2007, we had $36.0 million in cash and cash equivalents held in a local financial institution. Additionally, we had $1.0 million in a bank certificate of deposit, and $40.0 million in marketable securities. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit, money market accounts and marketable securities.

For the six months ended June 30, 2007, net cash used in operating activities was $9.8 million, primarily consisting of salaries, clinical, research and development and general operations. Net cash used in investing activities was $41.3 million for the six months ended June 30, 2007, and primarily consisted of the investment in marketable securities, software installation costs, construction build-out costs for our current office space and construction design costs for the new manufacturing facility in our corporate headquarters. Net cash provided by financing activities for the six months ended June 30, 2007 consisted of $39.8 million net proceeds from our secondary public offering and $0.3 million other financing activities.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our milestone payments, capital leases for equipment and operating leases for our facilities.

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

We have summarized in the table below our fixed contractual obligations as of June 30, 2007:

	Payments due by period
Contractual obligations	Total	Within one year	Two to three years	Four to five years	After five years
Capital lease obligations	$86,763	$9,712	$40,608	$33,363	$3,080
Operating lease obligations	6,389,516	292,005	1,218,410	1,292,610	3,586,491
Purchase and supplier obligations	16,710,118	1,172,896	7,045,896	7,768,100	723,226
Total	$23,186,397	$1,474,613	$8,304,914	$9,094,073	$4,312,797

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

We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2007. See Note 9 to the condensed consolidated financial statements for further discussion of income taxes.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Because our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time bringing the product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations in certain businesses.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash investments, we do not believe that we have any material exposure to interest rate risk arising from our cash investments. Our cash accounts earned interest rates ranging from 5.06% to 5.23% during the three months ended June 30, 2007. We had investments in marketable securities in our portfolio at fixed rates, ranging from 5.27% to 5.32%, during the three months ended June 30, 2007. We expect that future investments in marketable securities will generally be made at fixed rates. We do not believe that we have any material exposure to interest rate risk arising from our investments in marketable securities. We have not used derivative financial instruments for speculation or trading purposes.

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

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Beginning with our Annual Report for our fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our Annual Report for fiscal year ending December 31, 2007 must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of internal controls over financial reporting.

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

Through our standard quality process, we learned that some GEM 21S kits contained cups with extra β-TCP.

As further described in our Form 10-K, the medical device industry is subject to substantial regulation by the FDA and by comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, we are subject to ongoing post-approval regulation as a device manufacturer. Governmental regulations cover many aspects of our operations, including quality systems, marketing and device reporting. As a result, we continually collect and analyze information about product performance through field observations, customer feedback and other quality metrics.

Through our standard quality process, we have learned that certain cups containing the beta tricalcium phosphate (β-TCP) component of our GEM 21S product contained extra β-TCP. We believe that the overfilled cups do not present a potential safety issue to patients since: 1) β-TCP by itself is a marketed bone grafting material; 2) the β-TCP within the cups meets all product release specifications; and 3) the product labeling instructs the surgeon to only use the amount of GEM 21S needed to fill the bone defect. We have reviewed this issue with the FDA and our marketing partner, Luitpold, and have concluded that no field action is required on our part. We have, however, voluntarily agreed to replace approximately 1,100 potentially affected GEM 21S kits that are currently held in Luitpold’s inventory. The financial impact of providing replacement product is currently estimated at around $100,000 and is fully reflected on our second quarter financial results.

There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we granted stock options to purchase an aggregate 168,301 shares of our common stock to employees under our 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $17.49 per share. These options vest 25% on the first anniversary and then annually over the succeeding three years. There were 129,063 shares of common stock issued upon option exercises during the three months ended June 30, 2007. In addition, there were 2,114 shares of common stock issued to employees under the 2005 Employee Stock Purchase Plan during the three months ended June 30, 2007.

Initial Public Offering, Secondary Public Offering and Use of Proceeds from Sales of Registered Securities

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on June 21, 2007. The following individuals were elected as Class I Directors by holders of our common stock to serve a two-year term or until his successor is duly elected and qualified:

Director	For	Withheld	Abstain	Broker Non-Votes
Charles W. Federico	13,388,170	228,167	—	—
Chris Ehrlich	13,378,366	237,971	—	—

The following individuals were elected as Class II Directors by holders of our common stock to serve a three-year term or until his successor is duly elected and qualified:

Director	For	Withheld	Abstain	Broker Non-Votes
Gary Friedlaender, M.D.	13,387,670	228,667	—	—
Douglas Watson	13,377,370	238,967	—	—

Our stockholders ratified the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. Votes totaled 13,613,237 for, 3,100 against and 0 abstentions.

Samuel E. Lunch, D.M.D., D.M.Sc., Larry W. Papasan and James G. Murphy continue to serve as Class III Directors whose current terms will not expire until the 2008 annual meeting.

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

Dated:    August 14, 2007

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc. Chief Executive Officer and President
By: /s/ Larry Bullock
Larry Bullock Chief Financial Officer