Form 10-Q
period 2007-09-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2007-11-13
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, there were issued and outstanding 18,336,746 shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$25,911,144	$47,064,589
Certificates of deposit	1,000,000	1,000,000
Short-term investments in marketable securities	41,400,000	—
Receivables – trade	1,328,814	1,448,321
Receivables – other	383,792	391,528
Inventory	5,609,846	3,407,256
Prepaid expenses	410,549	603,362
Total current assets	76,044,145	53,915,056
Receivables – related party	160,000	106,831
Receivables – long term	21,250	—
Property and equipment, net	5,241,046	3,933,037
Capitalized patent license fees, net	5,986,967	7,429,717
Deposits	2,184,073	10,000
Total assets	$89,637,481	$65,394,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,570,313	$1,108,601
Accrued expenses:
Payroll, employee benefits and payroll taxes	1,138,194	1,044,903
Other accrued expenses	931,628	1,213,514
Current portion of capital lease obligations	17,149	12,443
Deferred liability	1,250,000	1,250,000
Deferred revenue	1,446,968	714,750
Total current liabilities	6,354,252	5,344,211
Accrued rent – related party	348,566	254,494
Capital lease obligations	57,314	48,712
Deferred liability	1,250,000	1,250,000
Deferred revenue	12,965,771	13,496,692
Total liabilities	20,975,903	20,394,109
Stockholders’ equity:
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,336,058 shares issued and outstanding as of September 30, 2007; 15,649,362 shares issued and outstanding as of December 31, 2006	18,336	15,649
Additional paid-in capital	126,114,601	84,760,940
Accumulated deficit	(57,471,359)	(39,776,057)
Total stockholders’ equity	68,661,578	45,000,532
Total liabilites and stockholders’ equity	$89,637,481	$65,394,641

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Collaborative research and development	$—	$—	$—	$215,276
Sublicense fee income	178,919	178,919	530,922	530,922
Sales	1,278,559	429,012	1,401,027	1,229,440
Royalty income	197,846	91,659	558,861	236,381
Rental income	9,305	9,958	27,790	22,758
Total revenues	1,664,629	709,548	2,518,600	2,234,777
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,218,967	326,508	1,410,677	1,092,880
Research and development (a)	4,583,913	2,837,710	13,245,789	7,790,198
General and administrative (b)	1,839,981	1,713,788	5,994,446	4,487,774
Depreciation and capital lease amortization	306,350	209,763	797,426	584,124
Patent license fee amortization	538,097	534,649	1,643,518	1,581,338
	8,487,308	5,622,418	23,091,856	15,536,314
Loss from operations	(6,822,679)	(4,912,870)	(20,573,256)	(13,301,537)
Interest income, net	397,531	698,414	1,439,978	1,528,876
Investment income, net	722,753	—	1,365,366	—
Loss on disposal of equipment	(1,666)	—	(1,681)	(687)
Loss before income taxes	(5,704,061)	(4,214,456)	(17,769,593)	(11,773,348)
Income tax benefit	(74,291)	—	(74,291)	—
Net loss	(5,629,770)	(4,214,456)	(17,695,302)	(11,773,348)
Preferred stock accretion	—	—	—	(132,026)
Net loss attributable to common stockholders	$(5,629,770)	$(4,214,456)	$(17,695,302)	$(11,905,374)
Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.27)	$(0.99)	$(1.34)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	18,316,401	15,577,484	17,821,116	8,885,262
Related party disclosures:
(a) Research and development includes professional fees to related parties of:	$23,365	$57,125	$40,865	$117,125
(b) General and administrative includes rent and operating expenses to related parties of:	$249,620	$154,095	$748,243	$433,612

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss attributable to common stockholders	$(17,695,302)	$(11,905,374)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and capital lease amortization expense	797,426	584,124
Patent license fee amortization	1,643,518	1,581,338
Loss on disposal of equipment	1,681	687
Preferred stock accretion	—	132,026
Non-cash compensation and consulting expense	1,195,458	637,601
Changes in operating assets and liabilities:
Receivables	52,824	(103,786)
Inventory	(2,202,590)	(198,012)
Prepaid expenses	192,813	899,212
Deposits	(375,000)	(174,463)
Accounts payable, accrued expenses & accrued rent	367,189	575,516
Deferred liability	—	(1,500,000)
Deferred revenue	201,297	(517,635)
Net cash used in operating activities	(15,820,686)	(9,988,766)
Cash flows from investing activities
Capitalized patent license fees	(200,768)	(551,968)
Proceeds from disposal of equipment	2,653	—
Purchases of property and equipment	(2,086,555)	(809,307)
Deposits	(1,799,073)	—
Purchases of marketable securities	(74,353,535)	—
Sales of marketable securities	32,953,535	—
Net cash used in investing activities	(45,483,743)	(1,361,275)
Cash flows from financing activities
Payments on capital lease obligations	(9,906)	(3,815)
Issuance of common stock under compensation plans	424,403	138,404
Net proceeds from issuance of common stock	39,736,487	31,552,894
Net cash provided by financing activities	40,150,984	31,687,483
Net (decrease) increase in cash and cash equivalents	(21,153,445)	20,337,442
Cash and cash equivalents, beginning of period	47,064,589	33,427,708
Cash and cash equivalents, end of period	$25,911,144	$53,765,150
Supplemental disclosures of cash flow information
Interest paid	$2,242	$1,015
Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$23,214	$42,935
Conversion of preferred stock to common stock upon initial public offering	$—	$50,868,415

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom and BioMimetic Therapeutics Pty Ltd. in Australia. Inter-company balances and transactions are eliminated in consolidation. As of September 30, 2007, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product in the European Union (‘‘EU’’) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US generally accepted accounting principles for complete financial statements. The financial information as of Septermber 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007. See Note 11 to the condensed consolidated financial statements for further discussion of income taxes.

3.    Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three and nine months ended September 30, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three and nine months ended September 30, 2007: risk-free interest rate was 4.72%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, forfeiture rate of 2.8% and the weighted average expected life of the option was 6.9 years. Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual like of the option is based on the US Treasury yield curve in effect at the time of the grant.

The employee stock options granted by the Company are structured to qualify as ‘‘incentive stock options’’, or ISOs. Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three and nine months ended September 30, 2007 and 2006 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

The Company’s net loss for the three and nine months ended September 30, 2007 includes $443,644 and $1,172,117, respectively, of compensation costs and no income tax benefit related to its stock-based compensation arrangements. The Company’s net loss for the three and nine months ended September 30, 2006 includes $184,220 and $518,964, respectively, of compensation costs and no income tax benefit related to its stock-based compensation arrangements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Secondary Public Offering

On February 14, 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, 2,517,111 shares were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.7 million to the Company and $11.8 million to the selling stockholders. The Company did not receive any proceeds from the sale of stock by the selling stockholders. As of September 30, 2007, the $39.7 million net proceeds to the Company are invested in auction rate securities and government bonds with AAA credit ratings. Refer to Note 12 for further information on the Company’s investments in marketable securities.

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

	Three months ended September 30,
	2007	2006
Historical numerator: net loss attributable to common stockholders	$(5,629,770)	$(4,214,456)
Denominator: weighted average shares of common stock outstanding	18,316,401	15,577,484
Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.27)

	Nine months ended September 30,
	2007	2006
Historical numerator: net loss attributable to common stockholders	$(17,695,302)	$(11,905,374)
Denominator: weighted average shares of common stock outstanding	17,821,116	8,885,262
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$(1.34)

The Company had potentially dilutive common stock equivalents outstanding of 1,933,902 shares for the three and nine months ended September 30, 2007 and 1,503,902 shares for the three and nine

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Net Loss Per Share (continued)

months ended September 30, 2006 that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

Upon the closing of the Company’s initial public offering in May 2006, all outstanding shares of redeemable, convertible preferred stock were converted into an aggregate of 9,221,340 shares of common stock.

6.    Inventory

Inventory is summarized as follows:

	September 30, 2007	December 31, 2006
Raw materials	$4,977,658	$3,154,809
Work in progress	552,806	165,230
Finished goods	413,255	97,217
	5,943,719	3,417,256
Less allowance for excess, obsolete or scrapped inventory	(333,873)	(10,000)
	$5,609,846	$3,407,256

7.    Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2007	December 31, 2006
Office equipment and computers	$1,968,578	$1,361,989
Purchased software	276,740	92,369
Furniture and fixtures	688,107	482,155
Leased equipment	99,486	76,272
Construction in process	595,511	124,055
Leasehold improvements	3,759,372	3,146,352
	7,387,794	5,283,192
Less accumulated depreciation and amortization	(2,146,748)	(1,350,155)
	$5,241,046	$3,933,037

In May 2007, the Company entered into a new lease agreement for approximately 9,000 square feet of additional office space at its current headquarters in Franklin, Tennessee, bringing total space to approximately 32,000 square feet. Office equipment, computers, furniture and fixtures and leasehold improvements totaling $826,607 encompassing the additional space have been capitalized and are being amortized over the useful life or the term of the lease, as applicable.

In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. Equipment engineering design and planning costs totaling $435,548 have been incurred in the nine months ended September 30, 2007 and are included in construction in process.

Refer to Note 13 for more information regarding the new leases signed in 2007.

Depreciation and capital lease amortization expense for the three and nine months ended September 30, 2007 was $306,350 and $797,426, respectively. Depreciation and capital lease amortization expense for the three and nine months ended September 30, 2006 was $209,763 and $584,124, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Capitalized Patent License Fees

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

9.    Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. The Company also paid a refundable deposit of $375,000 upon signing a new lease in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. For more information on these operating lease agreements, refer to Note 13.

In addition, the Company has paid deposits totaling $1,799,073 for equipment that will be used in the new manufacturing facility.

10.    Capital Shares

On May 12, 2006, through its Amended and Restated Certificate of Incorporation, dated October 21, 2004, as amended May 4, 2006, the Company approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.

In February 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, 2,517,111 shares were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. Refer to Note 4 for more information.

During the three and nine months ended September 30, 2007, the Company granted stock options to purchase an aggregate 111,700 and 632,401 shares, respectively, of its common stock to employees under its 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $14.32 and $14.25 per share, respectively. These options vest 25% per year for four years. There were 28,031 and 161,369 shares, respectively, of common stock issued upon option exercises during the three and nine months ended September 30, 2007. In addition, there were 3,251 and 8,216 shares, respectively, of common stock issued to employees under the 2005 Employee Stock Purchase Plan during the three and nine months ended September 30, 2007.

11.    Income Taxes

At September 30, 2007, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $38,256,210 that will begin to expire in 2024. State NOL carryforwards at September 30, 2007 totaled $26,516,746 and will expire between 2009 and 2022. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of FIN 48 and SFAS No. 109, management believes that there is not sufficient evidence at September 30, 2007 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

The valuation allowance was $19,994,497 and $14,708,093 at September 30, 2007 and December 31, 2006, respectively. The valuation allowance increased by $5,286,404 in the nine months ended September 30, 2007.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Income Taxes (continued)

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

In 2003, the Company paid alternate minimum taxes of $69,862. The tax payment was reflected as a federal income tax expense in the 2003 financial statements. In 2007, the IRS refunded the payment. The refund of $69,862 plus accrued interest is reflected on the Company’s condensed consolidated statements of operations as a federal income tax benefit.

As a result of implementing FIN 48, effective January 1, 2007, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on its financial condition or results of operations as of and for the nine months ended September 30, 2007.

The Company files income tax returns in the US federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to US federal examinations or state and local income tax examinations by tax authorities for years before 2003.

12.    Investments in Marketable Securities

The Company holds investments in marketable securities, which are classified as available-for-sale. These investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported on the accompanying condensed consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income on the accompanying condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the accompanying condensed consolidated statements of operations.

The Company currently has investments of $41,400,000 in marketable securities, primarily the proceeds of the February 2007 secondary public offering. The Company did not have any investments in marketable securities in 2006. The Company recorded investment income (including realized gains and losses) on its investment portfolio of $722,753 and $1,365,366, respectively, for the three and nine months ended September 30, 2007. At September 30, 2007, the Company had accrued interest receivable of $107,294 related to its investments in marketable securities. At September 30, 2007 and 2006, the Company did not have any unrealized gains or losses on available-for-sale securities.

The Company invests in auction rate securities and municipal bonds with AAA credit ratings. The Company classifies these investments as short-term investments although their scheduled maturities may be greater than 12 months. This determination is based on management’s view that such securities are classified as available-for-sale and are available to support current operations.

At September 30, 2007, investments in marketable securities classified as available-for-sale included the following:

Available-for-sale	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction rate securities and municipal bonds	$41,400,000	$—	$—	$41,400,000

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Commitments and Contingencies

Operating Leases

The Company maintains operating leases for the use of office space at the Company headquarters in Franklin, Tennessee, as well as for the use of various business equipment.

In May 2007, the Company entered into a new lease agreement effective January 1, 2007 with Noblegene Development LLC, or Noblegene, for additional office space and to extend the lease term. This lease replaced in its entirety the Company’s previous lease with the same landlord dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing total space to approximately 32,000 square feet at the Company headquarters in Franklin, Tennessee. Under the terms of the lease, the Company pays Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. The office space lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances.

Under the original lease terms, the Company had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000), to be used towards its improvements, that the Company may apply after the fourth year of the lease. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company has recorded these tenant-funded improvements and the related deferred rent in its condensed consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and related expenses associated with the office space of $249,620 and $748,243 for the three and nine months ended September 30, 2007, respectively, and $154,095 and $433,612 for the three and nine months ended September 30, 2006, respectively.

In August 2007, the Company entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building the Company will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, the Company’s lease rate will be reduced at various intervals as the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse the Company for construction costs associated with building out the leased space. The tenant improvement allowance represents the Company’s portion of a $5 million grant awarded to Noblegene for the construction of the new building. The Company will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately September 2008. The Company has the option to extend the term of the lease for two additional five-year terms. Under terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit $375,000 to Noblegene for the new building. The Company has recorded this deposit in its condensed consolidated balance sheets.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Commitments and Contingencies (continued)

The future commitments as of September 30, 2007 under these operating lease agreements are as follows:

2007	$145,680
2008	850,202
2009	1,375,708
2010	1,416,979
2011	1,459,488
Thereafter	9,593,044
Total	$14,841,101

Rental expense for all operating leases was $204,815 and $608,661 for the three and nine months ended September 30, 2007, respectively, and $119,256 and $353,899 for the three and nine months ended September 30, 2006, respectively.

The Company began subleasing a portion of its space to two organizations in 2005. Each organization has a three year lease commitment. Rental income was $9,305 and $27,790 for the three and nine months ended September 30, 2007, respectively, and $9,958 and $22,758 for the three and nine months ended September 30, 2006, respectively, and is included in rental income in the accompanying condensed consolidated statements of operations. Future minimum sublease rents are expected to be not less than $7,522 for 2007 and $22,398 for 2008.

Capital Leases

The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at September 30, 2007 and December 31, 2006 totaled $72,254 and $60,240, respectively. The future commitments under these capital lease agreements are as follows:

	Principal	Interest	Total
2007	$4,212	$864	$5,076
2008	17,351	2,953	20,304
2009	18,187	2,117	20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
Thereafter	3,028	52	3,080
Total	$74,463	$7,664	$82,127

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments.  However, there are no such claims or assessments that currently exist that in the opinion of management are expected to have a material impact on the financial condition or operating results of the Company.

14.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer, Dr. Samuel Lynch, was a professor at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Related Party Transactions (continued)

property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of September 30, 2007, Harvard has paid to Dr. Lynch a total of $655,298 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company. Payments are for compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

Lease Agreements

The Company maintains operating lease agreements with Noblegene for the use of office space at the Company headquarters in Franklin, Tennessee. Dr. Lynch, the Company’s President and Chief Executive Officer, owns fifty percent of the interests in Noblegene. To date, Dr. Lynch has not received any amounts from the Company for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any amounts from the Company for the lease unless and until Noblegene distributes profits to its members.

For more information on these operating lease agreements with Noblegene, refer to Note 13.

Consulting Agreement with a member of the Board of Directors

In August 2006, the Company entered into a one-year consulting agreement with Gary E. Friedlaender, M.D., who was subsequently appointed to its board of directors in September 2006. The 2006 agreement continues the consulting relationship that the Company had with Dr. Friedlaender pursuant to a July 2001 consulting agreement. Under the 2006 consulting agreement, Dr. Friedlaender provides consulting services to the Company relating to the use of biological products to treat orthopedic injuries and conditions. Dr. Friedlaender is compensated for his services at a rate of $625 per hour, up to $5,000 per day. As of September 30, 2007, the Company has made payments of $50,240 to Dr. Friedlaender under this consulting agreement. Under prior agreements, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. Under the 2006 agreement, Dr. Friedlaender is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

Consulting Agreement with Former Member of the Board of Directors

In February 2002, the Company entered into a consulting agreement with a then member of its board of directors, under which the former board member provided consulting services to the Company relating to the non-clinical development of its products and interactions and filings with the US Food and Drug Administration, or FDA. The consulting agreement was terminated and superseded by a new one-year agreement on August 1, 2006, and was renewed again on August 1, 2007 for another one-year term. On September 22, 2006, the consultant resigned from the Company’s board. Under the terms of the 2002 agreement, the former board member provided consulting services to the Company at the rate of $350 per hour, up to a maximum of $2,800 per day. Under the terms of the 2006 agreement, the former board member provided an unlimited amount of consulting services to the Company at a rate up to $25,000 per quarter plus reimbursement of certain expenses, including administrative support expenses up to $2,500 per quarter. Under the terms of the 2007 agreement, the

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

former board member provides consulting services to the Company at the rate of $500 per hour, up to a maximum of $4,000 per day, plus reimbursement of certain administrative support expenses. During 2006, the Company paid the former board member $40,375 for consulting services. During the nine months ended September 30, 2007, the Company has paid $50,000 to the former board member for consulting services. Under the 2002, 2006 and 2007 agreements, the former board member is subject to an obligation (1) not to disclose non-public information relating to the Company, (2) not to engage in competitive activities during the term of his consultancy and for 12 months thereafter and (3) not to solicit any employee of the Company during the term of his consultancy and for 12 months thereafter.

15.    Seasonality

In the first half of 2006, the Company recognized its first product sales as Luitpold acquired inventory after the November 2005 FDA approval of its lead product, GEM 21S. However, beginning in 2007, the Company expects to recognize a substantial portion of its product sales for GEM 21S® Growth-factor Enhanced Matrix in the third and fourth quarters of each fiscal year and a lower portion or none of such product sales in the first and second quarters of each fiscal year. The Company’s manufacturing and supply agreement with Luitpold Pharmaceuticals, Inc., or Luitpold, its marketing and distribution partner, obligates Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company is obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. In addition, the agreement obligates Luitpold to make minimum purchase commitments for each of the seven years following the first purchase. The Company expects Luitpold to make a substantial portion of its purchases in the third and fourth quarters of the fiscal year and a lower portion or none of such purchases in the first and second quarters of the fiscal year.

16.    Comprehensive Loss

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

Overview

We develop and commercialize bio-active drug-device combination products for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, spine and sports injury applications. We have generated limited revenues to date from product sales of our first drug-device combination product, GEM 21S® Growth-factor Enhanced Matrix.

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

Since inception in April 1999, we have incurred losses each year. As of September 30, 2007, we had an accumulated deficit of $57.5 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations from the sale of equity securities (including our IPO in May 2006 and our secondary public offering in February 2007), research and development agreements, grants and product sales.

We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities. Furthermore, as we operate as a publicly traded company, we expect to incur additional costs such as those related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We expect that research and development expenses will continue to increase. We also expect that manufacturing expenses will increase as we prepare for commercialization of our orthopedic products. Based upon the demonstrated efficacy in our pivotal clinical trial with our periodontal product, GEM 21S, we have entered into clinical development with our first and second orthopedic product candidates, GEM OS®1 and GEM OS2. In addition, we are continuing our preclinical development efforts with other product candidates in orthopedic, spine and sports medicine applications. Based upon our decision to reposition our clinical activities and focus on our orthopedic programs, we have decided to delay further development efforts at this time on our product candidate for treating Osteonecrosis of the Jaw, or ONJ (GEM ONJ).

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2007 and 2006. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended September 30,		Nine months ended September 30,
Costs	2007	2006	2007	2006
Direct external:
Periodontal	$248,794	$186,383	$1,462,515	$1,065,278
Orthopedic	1,805,448	1,184,570	4,702,570	2,965,341
Sports medicine and diagnostic	85,034	67,600	465,849	166,554
	2,139,276	1,438,553	6,630,934	4,197,173
Internal:
Periodontal	573,724	573,318	1,677,502	1,655,403
Orthopedic	1,499,533	734,491	3,993,812	1,762,820
Sports medicine and diagnostic	371,380	91,348	943,541	174,802
	2,444,637	1,399,157	6,614,855	3,593,025
Total	$4,583,913	$2,837,710	$13,245,789	$7,790,198

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under ‘‘Item 1A – Risk Factors’’.

Recent Developments

Related Party Transaction – New Lease Agreement

In August 2007, we entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building we will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, our lease rate will be reduced at various intervals as the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. The tenant improvement allowance represents our portion of a $5 million grant awarded to Noblegene for the construction of the new building. We will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately September 2008. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.

Dr. Samuel Lynch, our President and Chief Executive Officer, owns fifty percent of the interests in Noblegene. To date, Dr. Lynch has not received any amounts from us for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any amounts from us for the lease unless and until Noblegene distributes profits to its members.

GEM OS1 Interim Trial Results

In the third quarter 2007, we announced interim results from our 20 patient US pilot clinical trial and 60 patient Canadian trial assessing the safety and efficacy of GEM OS1 Bone Graft in foot and ankle fusion indications. The data demonstrate a rate of fusion which appears to be comparable to autograft as measured by CT scans. We have been having discussions with Health Canada concerning the filing of a Device License Application, or DLA, for GEM OS1. We have been asked by Health Canada to schedule a pre-DLA filing meeting prior to the submission of the DLA. Once this meeting has been held, which we anticipate will take place in the first quarter of 2008, we expect to be able to file the formal DLA shortly thereafter.

R. Earl Robinson Regeneration Award

In October 2007, Dr. Samuel E. Lynch, along with his co-authors, were honored with the prestigious American Academy of Periodontology’s R. Earl Robinson Regeneration Award for the scientific publication they authored entitled ‘‘New Composite Endpoints to Assess Efficacy in Periodontal Therapy Clinical Trials’’. The publication proposes a new composite endpoint analysis that combines clinical and radiological measurements to assess the beneficial effects on both bone and adjacent soft tissues following therapy to treat periodontal disease. The R. Earl Robinson Regeneration Award, which Dr. Lynch and his colleagues also received in 2006, was presented at the 93rd Annual Meeting of the American Academy of Periodontology (AAP) in Washington, DC.

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

Inventory costs consist primarily of the purchase of raw materials, shipping costs associated with the transportation of raw materials to the contract manufacturer, fees paid to contract manufacturers in connection with the production of filled periodontal cups and syringes, kit packing fees, and quality control testing fees, less reserves for obsolescence, shrinkage and potential scrapping of product batches that may not be released for sale.

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated interim financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins. As of September 30, 2007, no reserves have been recorded associated with these future purchase commitments.

Accrued Expenses and Deferred Liabilities

As part of the process of preparing our condensed consolidated financial statements, management is required to estimate expenses that we have incurred for which we have not been invoiced. This process involves identifying services that have been performed on our behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where we have not been invoiced or otherwise notified of actual costs. Examples of expenses for which we accrue based on estimates include milestones payable, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s projections of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with US generally accepted accounting principles. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three and nine months ended September 30, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three and nine months ended September 30, 2007: risk-free interest rate was 4.72%, an expected dividend yield of 0%, the volatility factor of the expected market price of our common stock was 80%, forfeiture rate of 2.8% and the weighted average expected life of the option was 6.9 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant.

The stock options granted by us to our employees are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for the three and nine months ended September 30, 2007 and 2006 for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

Our net loss includes compensation costs related to our stock-based compensation arrangements of $443,644 and $1,172,117 for the three and nine months ended September 30, 2007, respectively, and $184,220 and $518,964 for the three and nine months ended September 30, 2006, respectively. No income tax benefit related to our stock-based compensation arrangement is included in our net losses.

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

In 2003, the Company paid alternate minimum taxes of $69,862. The tax payment was reflected as a federal income tax expense in the 2003 financial statements. In 2007, the IRS refunded the payment. The refund of $69,862 plus accrued interest is reflected in the Company’s condensed consolidated statements of operations as a federal income tax benefit.

As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on our financial condition or results of operations as of and for the three and nine months ended September 30, 2007.

Investments in Marketable Securities

We invest in marketable securities, which are classified as available-for-sale. These investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported in the accompanying condensed consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income in the accompanying condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the accompanying condensed consolidated statements of operations.

We currently have investments of $41.4 million in marketable securities, primarily the proceeds of the February 2007 secondary public offering. We did not have any investments in marketable securities in 2006. We recorded investment income (including realized gains and losses) on our investment portfolio of $722,753 and $1,365,366, respectively, for the three and nine months ended September 30, 2007. At September 30, 2007, we had accrued interest receivables of $107,294 related to our investments in marketable securities. At September 30, 2007 and 2006, we did not have any unrealized gains or losses on available-for-sale securities.

We invest in auction rate securities and municipal bonds with AAA credit ratings. We classify these investments as short-term investments although the scheduled maturities may be greater than 12 months. This determination is based on our view that such securities are classified as available-for-sale and are available to support current operations.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue.    Total revenues were $1.7 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively. Revenue from product sales of GEM 21S was $1.3 million for the three months ended September 30, 2007, compared to $0.4 million for the same period in 2006. See ‘‘Seasonality’’ below for a discussion of product sales volume variations for 2007 versus 2006. Sublicense fee revenue from Luitpold totaled $0.2 million for the three months ended September 30, 2007 and 2006. Royalty income from Luitpold totaled $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, based on sales information from Luitpold for product sold.

Cost of Goods Sold.    We recorded cost of sales of $1.2 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and $0.3 million for scrapped materials not released for sale.

Research and Development Expenses.    Our research and development expenses increased $1.8 million to $4.6 million for the three months ended September 30, 2007 compared to $2.8 million for the same period in 2006. $0.9 million of the $1.8 million increase is a result of new and ongoing pre-clinical studies and clinical trials in the United States, Canada and the European Union (E.U.) of our orthopedic product candidates, as well as continuing expenses associated with regulatory filings. Additionally, our salaries, wages and related benefits expenses have increased by $1.0 million as we hired new employees. Our research and development headcount increased to 55 employees as of September 30, 2007 compared to 34 as of September 30, 2006.

General and Administrative Expenses.    Our general and administrative expenses increased $0.1 million to $1.8 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006. These expenses consist of salaries, wages and related benefits, professional services, facility costs and costs of operating as a public company, including costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Facility costs are primarily comprised of rent, utilities and common area maintenance.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. In the three months ended September 30, 2007, we incurred capitalized costs related primarily to the build out of approximately 9,000 square feet of additional office space at our current headquarters in Franklin, Tennessee. These costs include office equipment, computers, furniture and fixtures and leasehold improvements.

Patent License Fee Amortization.    Our patent license fee amortization expenses were $0.5 million for the three months ended September 30, 2007 and 2006. The expense is attributable to the ongoing amortization of capitalized patent license fees related to product development.

Other Income (Expenses).    Net interest and investment income increased $0.4 million to $1.1 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006. The increase is attributable to higher cash and investment balances resulting from our February 2007 secondary public offering, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the three months ended September 30, 2007 and 2006, and, accordingly, we did not record a provision for income taxes. At September 30, 2007, we had federal net operating loss carryforwards of $38.3 million that will begin to expire in 2024. State net operating loss carryforwards at September 30, 2007 totaled $26.5 million and will expire between 2009 and 2022.

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

In 2003, the Company paid alternate minimum taxes of $0.1 million. The tax payment was reflected as a federal income tax expense in the 2003 financial statements. In 2007, the IRS refunded the payment. The refund of $0.1 million plus accrued interest is reflected in the Company’s condensed consolidated statements of operations as a federal income tax benefit.

Nine Months Ended September 30, 2007 and 2006

Revenue.    Total revenues were $2.5 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively. Revenue from product sales was $1.4 million for the nine months ended September 30, 2007 compared to $1.2 million for the same period in 2006. See ‘‘Seasonality’’ below for a discussion of product sales volume variations for 2007 versus 2006. Sublicense fee revenue from Luitpold totaled $0.5 million for the nine months ended September 30, 2007 and 2006. Royalty income from Luitpold increased to $0.6 million for the nine months ended September 30, 2007 compared to $0.2 million for the same period in 2006, based on sales information from Luitpold for product sold.

Cost of Goods Sold.    We recorded cost of sales of $1.4 million and $1.1 million in the nine months ended September 30, 2007 and 2006, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and $0.3 million for scrapped materials not released for sale.

Research and Development Expenses.    Our research and development expenses increased $5.4 million to $13.2 million for the nine months ended September 30, 2007 compared to $7.8 million for the same period in 2006. $2.6 million of the $5.4 million increase is a result of new and ongoing pre-clinical studies and clinical trials in the United States, Canada and the E.U. of our orthopedic product candidates, as well as continuing expenses associated with regulatory filings. Additionally, our salaries, wages and related benefits expenses have increased by $2.7 million as we hired new employees. Our research and development headcount increased to 55 employees as of September 30, 2007 compared to 34 as of September 30, 2006.

General and Administrative Expenses.    Our general and administrative expenses increased $1.5 million to $6.0 million for the nine months ended September 30, 2007 compared to $4.5 million for the same period in 2006. The increase is attributable primarily to increased salaries, wages and related benefits, professional services, facility costs and costs of operating as a public company, including additional costs related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Facility costs are primarily comprised of rent, utilities and common area maintenance. Our administrative headcount increased to 26 employees as of September 30, 2007 compared to 19 employees as of September 30, 2006. Additionally, our increased level of activity included proportional increases in professional services and facilities costs to support our expanded organization.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.8 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we incurred capitalized costs related primarily to the build out of approximately 9,000 square feet of additional office space at our current headquarters in Franklin, Tennessee. These costs include office equipment, computers, furniture and fixtures and leasehold improvements.

Patent License Fee Amortization.    Our patent license fee amortization expenses were $1.6 million for the nine months ended September 30, 2007 and 2006. The expense is attributable to the ongoing amortization of capitalized patent license fees related to product development.

Other Income (Expenses).    Net interest and investment income increased $1.3 million to $2.8 million for the nine months ended September 30, 2007 compared to $1.5 million for the same period in 2006. The increase is attributable to higher cash and investment balances resulting from our February 2007 secondary public offering, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the nine months ended September 30, 2007 and 2006, and, accordingly, we did not record a provision for income taxes. At September 30, 2007, we had federal net operating loss carryforwards of $38.3 million that will begin to expire in 2024. State net operating loss carryforwards at September 30, 2007 totaled $26.5 million and will expire between 2009 and 2022.

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

In 2003, the Company paid alternate minimum taxes of $0.1 million. The tax payment was reflected as a federal income tax expense in the 2003 financial statements. In 2007, the IRS refunded the payment. The refund of $0.1 million plus accrued interest is reflected in the Company’s condensed consolidated statements of operations as a federal income tax benefit.

Liquidity and Capital Resources

In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, we sold 2,517,111 and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have invested our net proceeds of the offering in auction rate securities and government bonds with AAA credit ratings.

At September 30, 2007, we had $25.9 million in cash and cash equivalents held in a local financial institution. Additionally, we had $1.0 million in a bank certificate of deposit, and $41.4 million in marketable securities. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit, money market accounts and marketable securities.

For the nine months ended September 30, 2007, net cash used in operating activities was $15.8 million, primarily consisting of salaries, clinical trials, research and development activities, general corporate operations and deposits on equipment for our new manufacturing facility. Net cash used in investing activities was $45.5 million for the nine months ended September 30, 2007, and primarily consisted of investments in marketable securities, software installation costs, construction build-out costs for our current office space and equipment engineering design and planning costs for the new manufacturing facility at our corporate headquarters. Net cash provided by financing activities for the nine months ended September 30, 2007 consisted of $39.7 million in net proceeds from our secondary public offering and $0.5 million from other financing activities.

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

Seasonality

In the first half of 2006, we recognized our first product sales as Luitpold acquired inventory after the November 2005 FDA approval of our lead product, GEM 21S. However, beginning in 2007 we expect to recognize a substantial portion of our annual product sales for GEM 21S in the third and fourth quarters of each fiscal year and a lower portion or none of such product sales in the first and second quarters of each fiscal year. Our manufacturing and supply agreement with Luitpold, our marketing and distribution partner, obligates Luitpold to purchase all of its requirements for GEM 21S from us and we are obligated to meet such requirements to the extent they are consistent with Luitpold’s forecasts. In addition, the agreement obligates Luitpold to make minimum purchase commitments for each of the seven years following the first purchase. We expect Luitpold to make a substantial portion of its purchases in the third and fourth quarters of our fiscal year and a lower portion or none of such purchases in the first and second quarters of our fiscal year.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our purchase and supplier obligations, capital leases for equipment and operating leases for our facilities.

In May 2007, we entered into a new lease agreement effective January 1, 2007 with Noblegene. This lease is for our approximately 32,000 square foot headquarters in Franklin, Tennessee and it replaced in its entirety our previous lease with the same landlord dated April 2004, as amended in July 2005. Under the terms of the lease, we will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. Under the original lease terms, we had been provided with a rent credit of $106,831. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total), to be used towards improvements, that we may apply after the fourth year of the lease. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.

In August 2007, we entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building we will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, our lease rate will be reduced at various intervals as the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. The tenant improvement allowance represents our portion of a $5 million grant awarded to Noblegene for the construction of the new building. We will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately September 2008. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.

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

We have summarized in the table below our fixed contractual obligations as of September 30, 2007:

	Payments due by period
Contractual obligations	Total	Within one year	Two to three years	Four to five years	After five years
Capital lease obligations	$82,127	$5,076	$40,608	$33,363	$3,080
Operating lease obligations	14,841,101	145,680	2,225,910	2,876,467	9,593,044
Purchase and supplier obligations	14,720,581	—	6,657,482	7,339,873	723,226
Total	$29,643,809	$150,756	$8,924,000	$10,249,703	$10,319,350

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of GEM 21S and our product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis Vaccines and Diagnostics (formerly Chiron Corporation), Orthovita, Inc. and Kensey Nash Corporation.

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

We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007. See Note 11 to the condensed consolidated financial statements for further discussion of income taxes.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any material off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Because our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time that we are bringing the product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations in certain businesses.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash investments, we do not believe that we have any material exposure to interest rate risk arising from our cash investments. Our cash accounts earned interest rates ranging from 4.60% to 5.10% during the three months ended September 30, 2007. We had investments in marketable securities in our portfolio at fixed rates, ranging from 5.27% to 6.25%, during the three months ended September 30, 2007. We expect that future investments in marketable securities will generally be made at fixed rates. We do not believe that we have any material exposure to interest rate risk arising from our investments in marketable securities. We have not used derivative financial instruments for speculation or trading purposes.

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

As further described in our Annual Report on Form 10-K for the year ended December 31, 2006, the medical device industry is subject to substantial regulation by the FDA and by comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, we are subject to ongoing post-approval regulation as a device manufacturer. Governmental regulations cover many aspects of our operations, including quality systems, marketing and device reporting. As a result, we continually collect and analyze information about product performance through field observations, customer feedback and other quality metrics.

Through our standard quality process, in the second quarter of 2007 we learned that certain cups containing the beta tricalcium phosphate (β-TCP) component of our GEM 21S product contained extra β-TCP. We believe that the overfilled cups do not present a potential safety issue to patients because (1) β-TCP by itself is a marketed bone grafting material, (2) the β-TCP within the cups meets all product release specifications, and (3) the product labeling instructs the surgeon to only use the amount of GEM 21S needed to fill the bone defect. We have reviewed this issue with the FDA and our marketing partner, Luitpold, and have concluded that no field action is required on our part. However, we voluntarily agreed to replace approximately 1,100 potentially affected GEM 21S kits that were held in Luitpold’s inventory. The financial impact of providing replacement product was estimated at around $0.1 million and is fully reflected in our financial results for the nine months ended September 30, 2007.

There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we granted stock options to purchase an aggregate of 111,700 shares of our common stock to employees under our 2001 Long-Term Stock Incentive Plan, at a weighted-average exercise price of $14.32 per share. These options vest 25% per year for four years. There were 28,031 shares of common stock issued upon option exercises during the three months ended September 30, 2007. In addition, there were 3,251 shares of common stock issued to employees under the 2005 Employee Stock Purchase Plan during the three months ended September 30, 2007.

Initial Public Offering, Secondary Public Offering and Use of Proceeds from Sales of Registered Securities

In May 2006, we sold 4,600,000 shares of our common stock in our IPO at a price to the public of $8.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 690,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131718), which was declared effective by the SEC on May 12, 2006. After deducting the underwriting discounts and commissions of $2.6 million and other offering expenses of approximately $2.7 million payable by us in connection with the offering, our net proceeds from the offering were approximately $31.6 million. Between May 17, 2006 and September 30, 2007, we have used $3.0 million of the net proceeds primarily on salaries, clinical trials, research and development activities and general corporate operations. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).

In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock being offered, we sold 2,517,111 shares and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.6 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of stock by the selling stockholders. We have invested our net proceeds of the offering in auction rate securities and government bonds with AAA credit ratings.

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

The following individuals were elected as Class II Directors by holders of our common stock to serve a three-year term or until his successor is duly elected and qualified:

Director	For	Withheld	Abstain	Broker Non-Votes
Gary Friedlaender, M.D	13,387,670	228,667	—	—
Douglas Watson	13,377,370	238,967	—	—

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

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit No.	Filed	Description
10.1	(a)	Lease agreement effective as of the 1st day of January 2007, by and between Noblegene Development, LLC, a Tennessee limited liability company and BioMimetic Therapeutics, Inc., a Delaware corporation
10.2	(b)	Lease agreement dated as of the 17th day of August 2007, by and between Noblegene Development, LLC, a Tennessee limited liability company and BioMimetic Therapeutics, Inc., a Delaware corporation
31.1	(c)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(c)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(c)	Section 1350 Certification of the Chief Executive Officer
32.2	(c)	Section 1350 Certification of the Chief Financial Officer

(a)	Incorporated by reference to the Current Report on Form 8-K filed May 7, 2007.
(b)	Incorporated by reference to the Current Report on Form 8-K filed August 21, 2007.
(c)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 13, 2007

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc. Chief Executive Officer and President
By: /s/ Larry Bullock
Larry Bullock Chief Financial Officer