Form 10-K
period 2007-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2008-03-12
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer’’, ‘‘large accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was $147.0 million.

As of March 3, 2008, a total of 18,356,264 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10, 11, 12, 13 and 14 are incorporated by reference from the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2008 Annual Meeting of Stockholders, which will be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2007. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

BioMimetic Therapeutics, Inc.

PART I

Item 1.    BUSINESS

Overview

BioMimetic Therapeutics, Inc. is developing and commercializing innovative regenerative protein therapeutic-device combination products that we believe have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage. Our platform regenerative technology, which incorporates a synthetic and potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians and dentists the advanced biological solutions to actively stimulate tissue healing and regeneration. We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws, and have reported that the results of early clinical trials and pre-clinical studies suggest that it also is effective in stimulating bone healing in orthopedic applications such as distal radius, or wrist, fractures and fusions of the bones in the foot and ankle to eliminate chronic pain from trauma or arthritis. We are now in the final phases of our orthopedic clinical trials which if successful should lead to regulatory approval of our lead orthopedic regenerative product candidate in the United States, Canada and Europe. If approved by the appropriate regulatory authorities, our product candidates will offer new, effective and less invasive treatment options in orthopedics, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

Currently, there are limited biological therapies to stimulate the healing and regeneration of tissues, such as bone, cartilage, ligaments and tendons. As a result, many of these injuries may result in permanent impairment and chronic pain. As baby boomers age, the incidence of musculoskeletal injuries and ailments will be far more prevalent. Our technology is well positioned to address many of these issues. We believe that the fundamental mode of action of our platform technology in promoting tissue regeneration suggests that it may be effective in a broad array of musculoskeletal applications. Consequently, our technology may prove to address unmet medical needs in bone fractures and fusions, spinal fractures, osteoporosis and sports injuries.

While our product candidates are unique and novel, our product development strategy, or rather, the use of drug-device combination products, has demonstrated success. Other companies have applied a similar strategy in the development of drug-device combination products for the treatment of cardiovascular disease. Such ‘‘convergent devices’’ have revolutionized the way that cardiovascular disease is treated and have proven to be both a clinical and commercial success. We believe the orthopedic industry is in the early stages of a similar transformation from the use of traditional, passive, highly invasive metallic devices to more advanced, bio-active devices. With several product candidates in the pipeline that are based upon similar technology to our previously approved periodontal product, GEM 21S® Growth-factor Enhanced Matrix, we are optimistic that we are well positioned to capitalize on this transformation.

Our product candidates, including our lead product candidates GEM OS1 (bone graft) and GEM OS2 (injectable bone graft), use recombinant human Platelet-Derived Growth Factor (‘‘rhPDGF-BB’’), which is one of the principal naturally occurring wound healing stimulators in the body to kick start the tissue regeneration process. We believe that rhPDGF-BB is well suited for various applications due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of healing. rhPDGF-BB acts like a magnet to attract cells necessary for tissue healing through a process known as chemotaxis, while also stimulating an increased number of healing cells through a process known as mitogenesis, thereby expanding the population of cells involved in the repair process. Additionally, data suggests rhPDGF-BB enhances new blood vessel formation, in a process called ‘‘angiogenesis’’, which is also critical for healing.

We believe the combination of the growth factor rhPDGF-BB and a synthetic matrix is key to the overall effectiveness of our product candidates. In the case of our GEM OS1 product candidate, the synthetic matrix is beta-tricalcium phosphate (‘‘β-TCP’’), which is a bone matrix. The growth factor

rhPDGF-BB jump starts the healing process by providing the biological stimulus for tissue repair, while the β-TCP synthetic bone matrix provides the framework or scaffold for tissue regeneration, or new bone growth, to occur. Moreover, these two components, which are included in our GEM OS1 and GEM OS2 product candidates, have been authorized by the FDA for use in other applications and are being marketed to treat other diseases and injuries. The β-TCP is used in orthopedic applications as resorbable bone void filler and rhPDGF is used for stimulating healing of chronic ulcers in the lower extremities of diabetic patients and treating periodontally-related bone defects and gingival recession. By combining already marketed components to make a novel and proprietary product, we believe that we will be able to streamline the development process and accelerate the ultimate commercialization of our product candidates.

This proven strategy was very effective in the development of our first product, GEM 21S, which was approved by the U.S. Food and Drug Administration (‘‘FDA’’) in November 2005 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. GEM 21S was approved for marketing in the United States and Canada based on data from a 180 patient randomized controlled pivotal clinical trial which demonstrated that it significantly and safely improved bone regeneration in the jaws. It is the first totally synthetic product combining a purified recombinant growth factor with a synthetic bone matrix to be approved by the FDA for human application. In December 2003, we entered into an exclusive agreement with Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’), a U.S. subsidiary of Daiichi Sankyo Co., Ltd. Under that agreement, Luitpold was responsible for the worldwide marketing, sales and distribution for GEM 21S. As part of that agreement, we received license fees, royalties, marketing assistance and milestone payments and we were the sole source manufacturer of GEM 21S. In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S.

Building on the successful approval of GEM 21S, we are applying a similar strategy in the development of a pipeline of drug-device combination product candidates for a broad range of orthopedic indications. Our most advanced product candidates, which also incorporate rhPDGF-BB in combination with a bone matrix, are targeted to be used in the open (surgical) treatment of fractures and fusions (GEM OS1), the closed (non-surgical) treatment of fractures (GEM OS2), and the stimulation of bone formation at sites that are at risk for fracture, such as the spine in individuals with osteoporosis (GEM OS2). We currently have seven clinical studies that have either been recently completed or are under way which seek to prove the safety, clinical utility and/or efficacy of GEM OS1 and GEM OS2 in treating bone defects or injuries. We also are in preclinical development with product candidates targeting sports medicine applications including cartilage, ligament and tendon repair.

We have established strong clinical contacts, manufacturing facilities and a regulatory pathway to product development. These, coupled with the well characterized biology and history of safe use of rhPDGF-BB and the clinically proven efficacy of the GEM technology, all position us to become a leader in the development and commercialization of biologically-active devices that will capitalize on the growing market for these products in orthopedic, spine and sports injury applications. While the results of our studies have been positive to date, we cannot provide any assurance that we will be successful in developing, obtaining regulatory approval for, or commercializing our current pipeline of product candidates or that we will do so in a timely fashion.

The following clinical studies regarding our orthopedic product candidates have recently been completed or are currently ongoing:

Type	Product	Location	Clinical Indication
Pilot	GEM OS1	United States	Foot and Ankle Fusions
Pivotal	GEM OS1	United States	Foot and Ankle Fusions
Pilot/Registration	GEM OS1	Canada	Foot and Ankle Fusions
Registration	GEM OS1	Europe	Foot and Ankle Fusions
Pilot	GEM OS1	Europe	Wrist Fractures
Pilot	GEM OS2	Canada	Foot and Ankle Fusions
Pilot	GEM OS2	Europe	Wrist Fractures

We believe that rhPDGF is well suited for use in multiple product candidates due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of orthopedic tissue repair and regeneration. The diversity and importance of the biological activities stimulated by rhPDGF were key elements in our selection of this growth factor as the primary biological ingredient in our initial product and product candidates. Although human studies to demonstrate rhPDGF’s cellular stimulatory property in our product and product candidates have not been performed, many kinds of cells important to orthopedic tissue repair have been reported in published animal and in vitro studies to respond to rhPDGF, including bone forming cells, cartilage forming cells, bone and cartilage-lineage forming cells and tendon and ligament forming cells. The observation that rhPDGF is naturally contained in platelets and released specifically at sites of injury during blood clotting to initiate events critical to healing has led to rhPDGF being termed nature’s ‘‘wound healing protein’’. The rhPDGF used in our product and current product candidates is a synthetic version of this naturally occurring substance produced using recombinant DNA techniques.

Based on the efficacy demonstrated by GEM 21S in a pivotal clinical study, the interim results from our three pilot studies for GEM OS1, and the demonstrated ability of rhPDGF to stimulate tissue healing, we believe that our pipeline of orthopedic product candidates has the potential to positively impact patient care and to influence a new generation of orthopedic therapies. We believe our management know-how in the development of drug-device combination products, combined with our intellectual property position, and the proven biology and safety of rhPDGF, all position us to become a leader in the development and commercialization of novel therapeutics for the treatment of orthopedic injuries.

BioMimetic Therapeutics Highlights

Large market opportunities	•	Targeting orthopedic, spine and sports injury markets. We believe that orthobiologic opportunities represent a multi-billion dollar market driven by an aging population and demand for better therapies
	•	Relatively few current therapies with potent bio-stimulatory activity are on the market
	•	Relatively low market penetration will generate substantial revenues
Proven rhPDGF technology	•	FDA approval of GEM 21S for periodontal bone regeneration suggests potential for efficacy in other bone and musculoskeletal applications
	•	FDA approval of Regranex® (Johnson & Johnson) for healing of diabetic ulcers suggests potential for broad wound healing applications of rhPDGF
	•	Pilot clinical data and pre-clinical data for GEM OS suggest potential for improved fracture healing
	•	Pre-clinical data for rhPDGF suggests potential for local bone augmentation to treat osteoporosis

Multiple applications	•	rhPDGF represents a platform technology that may have multiple applications in musculoskeletal repair
	•	rhPDGF is a key stimulator of the body’s natural wound healing process. It has a well-established mechanism of action that leads to stimulation of certain cell types, including those important to bone, cartilage, tendon and ligament healing
	•	Potential use of rhPDGF in localized bone augmentation could address multiple unmet needs in osteoporotic patients
Familiar regulatory path	•	FDA is regulating our drug-device combination product candidate GEM OS1 as a medical device
	•	We believe data supporting GEM 21S FDA approval should provide support for the approval of future rhPDGF products
	•	Commercial manufacturing and production previously accomplished for GEM 21S. Good Manufacturing Practices compliance found acceptable and International Organization for Standardization (ISO) certification obtained
	•	Safety profile and bioactivity of rhPDGF clearly established
Industry trend towards drug-device combination products	•	rhPDGF provides bio-active drug component to stimulate healing and the device component (matrix) provides tissue specific guide for regeneration
	•	Strategy follows successful precedent in drug-device combination products in cardiovascular (drug coated stents) and periodontal (GEM 21S) therapies
	•	Strategy addresses clinical preference for bio-active implants
	•	Market potential for orthobiologics already indicated by sales of INFUSE® Bone Graft (Medtronic, Inc.)

Market Trends

According to industry data, the worldwide orthopedic market was estimated at $25 billion in 2007. This includes joint replacement, fracture repair, sports injury and spinal procedures. One of the fastest growing segments within the orthopedic market is grafting or osteobiologics products, which stimulate the growth and repair of bone in the area of bone injury. According to market research reports, U.S. sales of bone grafting products and orthobiologics reached $2.0 billion in 2006. Based on currently available therapies alone, that figure is expected to increase to $3.0 billion by 2010.

The impressive market performance of the Medtronic, Inc. (‘‘Medtronic’’) product InFuse® Bone Graft for treatment of certain spinal fusions and bone fractures demonstrates market receptivity and acceptance for protein osteobiologics. Industry data indicate that sales of INFUSE were $700 million in 2007, representing year-over-year growth of 27% compared with 2006.

Each year, approximately 23 million fractures are treated by physicians in the United States. Osteoporosis is identified as a contributing factor in an estimated 1.5 million of these fractures and complications resulting from the prolonged rehabilitation often required for osteoporotic fractures is considered a leading cause of injury related deaths among elderly women. In addition, there were an estimated 22 million patients treated for cartilage, ligament and tendon injuries in 2003.

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

Autograft, a graft using a patient’s own tissues, is the leading procedure for replacing or supplementing lost bone. Using bone tissue may stimulate bone growth and provides a scaffold or matrix onto which new bone tissue can grow. However, procurement of autograft most often requires an additional surgical procedure beyond that required to treat the injury in order to harvest bone from another site in the patient, often from the hip. This additional surgical procedure may be more painful than the patient’s primary surgical procedure to treat the injury and may lead to complications, including increased blood loss, and chronic pain or infection, which may result in an extended hospital stay. Also, there is a limited supply of available donor bone per patient. Furthermore, autograft may not be a suitable treatment for elderly patients or patients with osteoporosis, since the additional surgical procedure to harvest bone may further weaken already frail bones and the quality of the harvested bone may not be sufficient to enhance the bone healing process.

In order to eliminate the need for additional painful surgery, physicians also use allograft or xenograft. Allograft and xenograft use bone tissue harvested from a human cadaver or animal, respectively. These materials come in various forms, including chips, blocks and particulate, which allows physicians flexibility in using them to treat injured or defective bone. Allograft and xenograft bone is of varying quality depending on the donor, the process and techniques used to prepare the bone tissue and the facility at which it is processed. Using cadaver or animal bone may pose some risk of transmitting infectious diseases to the patient and although this risk is currently thought to be very low, it remains a concern among some patients. In order to minimize the risk of an infection, a physician will frequently use demineralized cadaver bone which contains naturally-occurring collagen, growth factors and other non-collagenous proteins. The resulting demineralized bone matrix, however, lacks structural integrity and strength.

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

Recent studies have demonstrated the benefits of using orthobiologicals to treat orthopedic injuries and defects. Clinicians have focused on therapies that are osteostimulatory, meaning that they lead to or induce bone regeneration. For example, platelet-rich plasma systems (‘‘PRPs’’) involve taking blood from a patient, concentrating the platelet cells from the blood and activating the cells to release growth factors, including PDGF. Because PRPs contain growth factors, they stimulate tissue regeneration. While PRPs do not involve the painful graft harvesting associated with autografts, the process to produce the platelet/blood concentrate is time-consuming and requires specialized equipment. Furthermore, the results are unpredictable because the concentrations of growth factors present in the platelet preparations vary from patient to patient.

A recent advance in the therapy for spine and orthopedic repair is the use of bone morphogenic proteins (‘‘BMPs’’). BMPs have the ability to stimulate new bone formation by causing the differentiation of stem cells into osteoblasts, which initiate bone formation. The use of BMPs does not involve the painful graft harvesting associated with autograft. BMPs have provided tremendous value to the spinal repair industry as they help speed recovery time and improve medical outcomes. Surgeons have proven to be fast adopters of these technologies, generating sales of BMPs estimated to exceed $700 million in 2007 according to analysts’ reports, and Medtronic has reported a 36% increase in the sales of INFUSE, a product based on BMP-2, for Medtronic’s quarter ended October 27, 2006. Despite these benefits, BMPs have a number of disadvantages, including their high cost (approximately $4,500 per spine fusion level), their limited approved indications for use and their potential for inappropriate bone formation. There is only one BMP available in the United States which has been granted formal FDA approval for use, but in limited indications including spinal fusions, tibial fractures, sinus augmentations and localized jaw augmentations for defects associated with tooth extraction. A second BMP has been allowed in the U.S. market by the FDA under a humanitarian device exemption while it awaits formal approval.

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

The following table summarizes some of the advantages and disadvantages of current therapies.

Therapy	Advantages	Disadvantages
Autograft	Provides scaffold Stimulates bone growth High chance of incorporation	Additional surgery required Pain at harvest site Risk of infection Longer recovery time Limited supply per patient
Allograft/Xenograft	Provides scaffold Does not require painful graft harvesting May stimulate bone growth Available in various forms	Inconsistent quality and sourcing leading to variable growth stimulation Potential contamination/disease transmission Potential for immune response
Synthetics	Abundant supply Provides scaffold Does not require painful graft harvesting Available in various forms	Longer healing time versus autograft Limited growth stimulation Lacks bio-active proteins

Therapy	Advantages	Disadvantages
PRP systems	Stimulates bone growth Concentrates natural bio-active proteins Does not require painful graft harvesting	Increased procedure time Requires specialized equipment Variable quality Requires scaffold Technique dependent
BMPs	Stimulates bone growth Bio-active osteoinductive proteins Does not require painful graft harvesting	Limited indications approved High cost Limited or no effect on soft tissue healing Potential for inappropriate bone formation
GEM OS product candidates and GEM 21S	Stimulates bone growth Bio-active osteostimulatory protein Broad wound healing activity Does not require painful graft harvesting Provides scaffold No inappropriate bone formation	Higher cost than currently available synthetics Limited early data in orthopedic clinical trials Limited initial indications for GEM 21S

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

Newer techniques, such as autologous chondrocyte implantation, or ACI, that attempt to repair small defects to cartilage have shown promise in small studies. ACI requires two surgeries over a period of eight weeks and requires the cultivation of the patient’s own cartilage cells in a laboratory, which results in a very high treatment cost. Procedures such as viscosupplementation, the injection of a hyaluronan (a molecule in the matrix of many connective tissues) based liquid into the knee joint, provide temporary pain relief but have limited ability to heal the tissue.

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

We believe that our pipeline of product candidates will achieve widespread market acceptance and strong market penetration by providing significant advantages compared to existing therapies. Our lead product candidates (GEM OS1 and GEM OS2) are based on the FDA-approved component rhPDGF that is combined with synthetic or natural scaffold materials, such as β-TCP, which have a history of demonstrated safety and efficacy in previous uses. We believe that our lead product candidates provide the following advantages:

•	Applications across multiple musculoskeletal indications. We believe that our product candidates have applications to treat multiple orthopedic and musculoskeletal injuries and defects, including those of bone, cartilage, ligaments and tendons. This broad spectrum of activity is due to our use of rhPDGF, which has been shown to stimulate multiple cellular and biochemical processes important for the repair of these tissues.

•	Key stimulator of wound healing. Our lead product candidates all incorporate rhPDGF, a bio-active protein that is a key mediator of wound healing and tissue regeneration. Naturally occurring PDGF, released by platelets at sites of tissue injury, stimulates a series of cellular and biochemical events that are critical for tissue repair to occur. Bio-active proteins, such as rhPDGF, are absent from synthetic bone void fillers and are present in only limited amounts in allografts and xenografts.

•	Combined benefits of both the medical device and drug components. Our lead product candidates are drug-device combination products, which combine the benefits of existing devices, such as β-TCP, that provide a physical framework or scaffold that facilitates and guides tissue growth, with the stimulatory action of the bio-active protein, rhPDGF.

•	Less pain and shorter surgical procedure time than autograft and lower potential for adverse side effects than allograft. Because GEM OS1 does not rely on human tissue, the perceived risk of transmitting infectious disease from the human source, which is present for allograft, is eliminated. Additionally, procurement of autograft from the patient requires an additional surgical procedure in order to harvest the tissue graft which increases post-operative pain, procedure time and the risk of infection for the patient.

•	Proven safety profile. β-TCP and rhPDGF, components of our lead product candidates, are both FDA cleared and approved for marketing in other applications and have extensive safety histories. Both β-TCP and rhPDGF are the primary components of our previously developed product, GEM 21S, which has been approved and marketed in the United States and Canada for use in periodontal indications since November 2005 and June 2006, respectively. β-TCP is a purified, porous form of calcium phosphate similar to natural bone mineral and has been used in orthopedics for over 20 years. rhPDGF is the sole active ingredient in Regranex® (Johnson & Johnson) which has been FDA approved and marketed in the United States since 1999 for the treatment of chronic, non-healing skin wounds in the feet and lower extremities of diabetic patients.

•	Reliable, scalable manufacturing process. We have signed a manufacturing supply agreement covering the active ingredient (rhPDGF) of our product candidates. We source rhPDGF from a division of the Novartis Group known as Novartis Vaccines and Diagnostics (‘‘Novartis’’). Novartis is also the sole supplier of the rhPDGF used in Regranex®. Novartis manufactures rhPDGF in yeast cells, thereby providing an increased safety profile over competing products derived from human or animal tissues. This manufacturing process provides a consistent product and scalable production, unlike the variability in quality of allografts, xenografts and platelet rich plasmas (‘‘PRP’’). Additionally, we have multiple business relationships that cover the different matrices that we combine with rhPDGF as part of our drug-device combination products.

•	Potential to address substantial unmet clinical needs. We are focused on the development of products that treat unmet clinical needs in large market opportunities. To date there are limited therapeutic treatments that directly and reproducibly stimulate healing processes in the areas in which we are focusing. This is particularly true for repair of certain types of bone fractures and in the treatment of sports injuries.

Strategy

Our objective is to be a leader in the development and commercialization of novel, biologically active drug-device combination products to treat musculoskeletal injuries and defects in the orthopedic and sports injury markets.

The key elements of our strategy are to:

•	Develop and commercialize drug-device combination products that are superior to current medical devices for the treatment of injuries and defects of the musculoskeletal system. We intend to use our proprietary technologies and know-how in both recombinant protein therapeutics and orthopedic devices to address unmet medical needs in orthopedics and sports injury indications.

•	Focus on products with a rapid and cost-effective time to market that utilize well characterized components. We were able to develop GEM 21S from inception to U.S. marketing approval in about four and one-half years. We have a track record of efficient product development that relies upon components used in products previously authorized for marketing by the FDA, and accessing those components through existing manufacturers. For GEM 21S, we referenced existing safety histories on the component products in our own regulatory filings and thus believe we were able to further shorten the product development cycle. We will seek to repeat this process of using FDA-cleared or approved components in our subsequent product candidates. We cannot be certain, however, that this strategy will accelerate the regulatory approval process for our product candidates, or that we will obtain such approval.

•	Mitigate risks by leveraging our GEM 21S data and experience to accelerate development of our orthopedic product candidates. We believe the ability of GEM 21S to safely stimulate bone healing in chronically inflamed bone defects in the jaw resulting from periodontal diseases indicates the potential of our GEM OS product candidates, which, like GEM 21S, are based on rhPDGF and β-TCP, to stimulate bone growth in orthopedic indications. We believe that much of the data and experience generated as part of the GEM 21S clinical development will be useful in gaining the approval of GEM OS1 and GEM OS2, including product manufacturing procedures and records, stability test results, analytical test methodology, pre-clinical and human safety test results and, potentially, efficacy information.

•	Maximize the value of our orthopedic and sports injury product candidates through control of distribution channels. We have retained all marketing and commercialization rights to our orthopedic and sports injury product candidates. In the United States, we plan to build a sales force utilizing independent representatives managed by an in-house sales management team and supported by employee product specialists. This will allow us to have an immediate impact in the market by leveraging existing surgeon relationships. Over time, we will transition through a hybrid independent-direct structure, ultimately evolving to a direct sales model. Outside the United States, we will utilize distributor relationships to enable product introduction and adoption in local markets.

•	Monetization of our orofacial therapeutic business to obtain additional funding for the development of our orthopedic and sports medicine product candidates. In December 2007, we entered into a definitive asset purchase agreement with Luitpold to sell to them our remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. This transaction was completed in January 2008. As a result of this transaction, we have now further monetized our orofacial therapeutic business and will receive $40.0 million in cash, plus approximately $3.4 million in cash from the sale of existing GEM 21S inventory, and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field. This transaction will enable us to focus our expertise and future development efforts on our orthopedic and sports medicine product candidates, and provides additional capital allowing us to aggressively advance our pipeline of orthopedic product candidates through clinical development and into commercialization.

•	Capitalize on the broad healing activity of rhPDGF. GEM 21S and all our initial drug-device combination product candidates utilize rhPDGF to enhance the activity of the device component, such as β-TCP. rhPDGF stimulates cells responsible for the healing of bone, and also has been shown in animal and in vitro studies to stimulate cells responsible for the healing of cartilage, ligaments and tendons. By initially focusing our efforts on this single bio-active protein, we believe that we can efficiently leverage our expertise in this molecule to address multiple clinical indications with large market opportunities.

Product Candidates and Target Indications

The table below summarizes our current product candidates and the target indications for these product candidates that we are pursuing:

Product Candidate		Target Indication
Orthopedic	GEM OS1	Open (surgical) fracture treatment
	GEM OS2	Closed (non-surgical) fracture reduction
Local bone augmentation for osteoporosis
Spine	GEM OS2	Prophylactic vertebral compression fracture Local bone augmentation for osteoporosis
Sports Injury	GEM C GEM LT	Cartilage repair Ligament and tendon repair

The following summary sets forth certain key market opportunities for us and the corresponding product candidates. As detailed in the product development section below, we have advanced product candidates to clinical development for certain of these opportunities, and for others we are in pre-clinical development.

GEM OS for Orthopedic and Spine Indications

Open (surgical) Reduction.    In recent years, there have been more than one million procedures annually in the United States involving fusions and corrective surgeries of the foot and ankle. Many of these procedures utilize a bone graft material to stimulate the healing of the bone following surgery. Open, or surgical, reduction of fractures of the long bones (femur, tibia, fibula, humerus, radius, ulna) accounts for approximately 630,000 additional surgical procedures in the United States annually. Surgeons frequently use bone graft in these procedures to fill voids and stimulate the wound healing process.

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

Closed Fracture Reduction.    Approximately 11 million fractures per year in the United States of the radius, humerus, tibia, fibula and femur occur where the treatment relies upon closed reduction or closed, non-surgical treatment. Of these fractures, an estimated five to 10% have impaired or delayed healing due to patient specific factors such as smoking, diabetes and osteoporosis.

We also are developing GEM OS2 for the treatment of fractures not requiring surgery. GEM OS2 combines rhPDGF with an injectable bone matrix. The product candidate will be injected through the skin into the fracture site, locally delivering rhPDGF to accelerate fracture repair. Closed fracture reduction procedures comprise the largest number of orthopedic procedures today. According to hospital and outpatient procedural data, 2.8 million closed fracture procedures are performed per year. While a significant number of these fractures are treated with casts, we believe that a large number of patients who require longer healing times would benefit from our GEM OS2 product candidate. We have completed enrollment in a pilot study in Sweden that will evaluate GEM OS2 for the treatment of distal radius fractures.

Prophylactic Treatment of Osteoporotic Bone.    Osteoporosis is a condition of diminished bone mass, most frequently seen in post-menopausal women, which is identified as a contributing factor in an estimated 1.5 million fractures each year. According to industry reports, almost half of all women over age 50 will have a fracture in their lifetimes due to weakened bone mass resulting from osteoporosis. While physicians have the ability to detect osteoporosis and to identify other risk factors for delayed fracture healing, there are few therapies that are well accepted for proactive treatment of these patients with a high risk for fracture.

We believe that a market opportunity exists for the prophylactic treatment of bones at risk for fracture, such as vertebrae adjacent to a vertebral compression fracture (‘‘VCF’’). Kyphoplasty and vertebroplasty are procedures used to treat VCFs. Both procedures involve the injection of an orthopedic cement into the fractured vertebral body to stabilize the compression fracture, thereby eliminating the associated pain.

For both kyphoplasty and vertebroplasty, the cements currently used, such as Polymethylmethacrylate (PMMA), set up to form a solid mass within the vertebral body with little elasticity. Clinical studies have suggested that patients treated with vertebroplasty have a greater risk of having a new VCF adjacent to the treated fracture. It is believed that this elevated incidence of VCFs in adjacent vertebrae is due to the presence of the hard non-elastic cement in the treated vertebrae. We believe the prophylactic treatment to stimulate new bone growth in the adjacent vertebrae has the potential to dramatically minimize the number of new VCFs occurring.

We are developing our GEM OS2 product candidate for direct percutaneous injection into the vertebral body. We have licensed the rights to an injectable scaffold similar to an already FDA-cleared product. We have completed initial safety testing of our GEM OS2 product candidate and are conducting additional pre-clinical studies to support our spine program. We expect to initiate a pilot clinical study for this indication during the first half of 2008.

Revision Total Joint Arthroplasty.    Total joint arthroplasty is the definitive treatment for end stage arthritis in the hip and knee. In 2003, more than 800,000 joint replacement procedures were performed in the United States. Of these procedures, an estimated 70,000 were revision surgeries resulting from a failure or wearing out of the primary prosthesis. Revision hip and knee arthroplasty is often characterized by diminished bone and soft tissue structures supporting the implant. Surgeons will frequently use some type of bone graft as a void filler and a stimulus for the regeneration of bone. Even when the primary procedure used cement, the majority of revision procedures will be done using a porous prosthesis, with the goal being to gain a biological interlock between the bone and the implant. We believe that a synthetic void filler that can help stimulate the biological interlock with the prosthesis could improve outcomes in these procedures.

Product Candidates for Sports Injuries

We intend to use our proprietary technology to develop products addressing unmet medical needs in sports injury, initially targeting cartilage, ligament and tendon repair and regeneration.

Cartilage, ligament and tendon repair and regeneration represent significant unmet clinical needs. Each year there are over 22 million sports-related injuries in the United States, most of which are treated conservatively with rehabilitation techniques. Because of the lack of therapies that can stimulate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain.

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

Product Development Programs

In pursuing the indications discussed above for our product candidates, we have implemented a variety of preclinical and clinical development programs. We believe that these development programs will ultimately support the regulatory approval of our product candidates for certain of our target indications discussed above.

Product Development Programs for Orthopedic and Spine Indications

Orthopedic Clinical Development.    We currently have seven clinical trials that have been recently completed or that are ongoing, which seek to establish the safety, clinical utility and/or effectiveness of our GEM OS1 and GEM OS2 orthopedic product candidates in certain of our target indications discussed above. In particular, the following studies have been completed or are currently in progress:

(1) U.S. GEM OS1 Pilot Trial – Foot and Ankle Fusions.    In February 2006, we initiated a feasibility clinical trial with GEM OS1 for the treatment of foot and ankle fusions. The protocol for this study included 20 patients at three centers with nine months follow-up. The study was designed to compare the use of GEM OS1 to the use of autograft, which is bone harvested from another location within the patient’s own body, to facilitate fusion in a foot and ankle procedure. We completed enrollment of the 20 patients in July 2006. In December 2006, we announced interim results for this study, and we updated those results in July 2007. The reported data indicated that GEM OS1 treatment appears comparable to autograft for the stimulation of bone healing (fusion), without the pain and morbidity associated with the harvesting of the autograft.

(2) U.S. GEM OS1 Pivotal Study – Foot and Ankle Fusions.    In June 2007, we received unconditional FDA approval for a U.S. pivotal trial to compare GEM OS1 to autograft for the treatment of foot and ankle fusions. This study will include 396 patients and up to 28 clinical centers. The study is designed as a randomized controlled non-inferiority trial comparing GEM OS1 to autograft, with the two treatments randomized two to one, respectively. The primary study endpoint is a comparison between the two groups for the percentage of patients fused as measured by CT scan at six months. As of March 7, 2008, nearly a third of the proposed 396 subjects, or 125 patients, have been enrolled in the study. Based upon current enrollment rates, we expect to complete enrollment in the fall of 2008.

(3) Canadian GEM OS1 Pilot Trial and Registration Trial – Foot and Ankle Fusions.    In January 2006, we initiated a 20 patient open-label pilot study at three clinical centers to demonstrate GEM OS1’s safety and clinical utility to stimulate bone regeneration in the treatment of foot and ankle fusions. The trial protocol called for a nine month patient follow-up. We successfully completed enrollment in this study in April 2006, and based on the preliminary data, in May 2006, we received authorization from Health Canada to expand the study from the original 20 patients up to 60 patients. We have also completed enrollment of the additional patients, and in September 2007, we completed a nine month follow-up of these patients. All patients in the study received GEM OS1 in lieu of autograft to augment the fusion procedure. Study results will be measured against previous fusion studies from the literature where autograft was used to augment fusion. In December 2007, we announced a summary of the results from this study. The data demonstrate a rate of fusion which appears to be comparable to autograft as measured by CT scans and radiographs, without the pain and morbidity associated with the harvesting of the autograft. Using these results, together with data on GEM 21S in the orofacial therapeutic and GEM OS1 in the United States and Sweden, we anticipate filing a Device License Application (‘‘DLA’’) with Health Canada for registration of GEM OS1 in the second quarter of 2008. We anticipate product approval by year-end 2008.

(4) EU GEM OS1 Registration Trial – Foot and Ankle Fusions.    In May 2007, we initiated a clinical study in the European Union (‘‘EU’’), to evaluate GEM OS1 for the treatment of foot and ankle fusions. The study, which is intended to support GEM OS1 product registration in the EU, will enroll up to 125 patients at up to seven clinical centers. The trial is an open-label design with a protocol similar to the Canadian GEM OS1 trial. The primary endpoint for the study will be fusion rates as measured by CT scan at nine months post surgery. As of March 7, 2008, over half of the proposed 125 subjects, or 65 patients, have been enrolled in the study. We expect to complete enrollment in the fall of 2008.

(5) EU GEM OS1 Pilot Trial – Distal Radius (Wrist) Fractures.    We have completed patient enrollment in a pilot clinical trial in the EU (Sweden) for the evaluation of GEM OS1 for the treatment of distal radius fractures requiring surgical treatment. This pilot trial includes 19 patients at one center with six months follow-up, and is designed as a randomized controlled trial evaluating distal radius fractures treated with external fixation versus external fixation augmented with GEM OS1. In January 2007, we announced interim results for this study that suggest that GEM OS1 accelerated bone regeneration as measured by CT scans. The preliminary results demonstrate accelerated bone regeneration at earlier time points in patients treated with GEM OS1 combined with external fixation compared to patients treated with external fixation alone.

(6) Canadian GEM OS2 Pilot Trial – Foot and Ankle Fusions.    We completed enrollment in a pilot study in December 2007 for the use of GEM OS2 for the treatment of foot and ankle fusions. Although GEM OS2 is designed as an injectable for use in closed treatment, this study utilizes essentially the same protocol as our GEM OS1 foot and ankle study in Canada, with GEM OS2 being used in an open procedure. One center and 10 patients are involved in this study, and we have completed enrollment. We anticipate that initial data from this study will be available in the second half of 2008.

(7) EU GEM OS2 Pilot Trial – Distal Radius Fractures.    In January 2007, we initiated a pilot clinical study in Sweden to evaluate GEM OS2 for the treatment of distal radius fractures using a minimally invasive technique for the delivery of the product candidate into the fracture site. This pilot study includes 21 patients at one center. This trial is designed as a randomized controlled trial evaluating distal radius (wrist) fractures treated with external fixation alone versus external fixation augmented with GEM OS2. The two treatment groups are randomized one to one. We anticipate that data from this study will be available in the second half of 2008.

With the studies outlined above, together with data from our clinical development program for GEM 21S, we now have clinical data for three anatomic sites (the foot and ankle, the distal radius, and the jaw) which suggest that our platform technology stimulates bone regeneration. In addition, to date there have been no product related serious adverse events attributed to GEM OS1 or GEM OS2 in any of the studies.

We believe that the interim results from our three pilot studies for GEM OS1 and the ability of GEM 21S to stimulate bone formation in jaw bone defects suggest the potential for our GEM OS product candidates to be effective in stimulating new bone growth in a variety of orthopedic applications, including our target indications that are outlined above.

Product Development Programs for Sports Medicine Indications

Based upon the demonstrated biology from both in vivo and in vitro studies which indicate that rhPDGF can stimulate the various structural cell types that make up cartilage, ligaments and tendons, we believe that rhPDGF has the potential to be an effective therapy for the repair of these tissue types. Cartilage, ligament and tendon tissues are composed of cells of mesenchymal origin. rhPDGF has been shown to stimulate the recruitment and proliferation of both the mature structural cell types of these tissues as well as the recruitment and proliferation of undifferentiated mesenchymal stem cells, causing a localized increase in the number of these cells at a site of injury. Once present, the stem cells can be differentiated into the appropriate cell type for the tissue undergoing repair. These can include differentiation into chondrocytes for cartilage repair, or tenocytes and fibroblasts for tendon and ligament repair.

Following on the demonstrated ability of rhPDGF to stimulate tissue repair in the periodontal space, where the regeneration of both bone and ligament tissues are required for the restoration of normal tissue structure, we believe that rhPDGF is a candidate for development in the sports medicine area where these types of tissues are similarly involved.  We have started pre-clinical studies to evaluate matrix materials that can be combined with rhPDGF for tendon, ligament and cartilage repair applications. The matrix materials under evaluation are being selected to specifically target the tissue type to be treated. In light of the present phase of research and development, we cannot provide any assurance that we will be successful in developing, obtaining regulatory approval for or commercializing our product candidates.

Scientific Background

PDGF Family of Growth Factors

Platelet-derived Growth Factor (‘‘PDGF’’) is a family of growth factors which contains five different members that are found naturally in the body. Our platform technology is based on a synthetic version of the BB form of PDGF (PDGF-BB) which is a homodimer of two separate B-chains that are covalently linked together through disulfide bonds. The PDGF-BB that is used in our product candidates is manufactured using recombinant DNA technology in a yeast expression system. The gene that codes for the human sequence of the PDGF B-chain is inserted into yeast cells. The gene is then activated to cause the production of the PDGF B-chain protein. The protein is secreted from the yeast cell into its culture media, and the protein purified from the media to homogeneity.

There are two PDGF receptors that are present on the surface of target cells. Depending upon the number and ratio of the receptors present on a cell, the cell will be more or less responsive to the different PDGF family members. Recombinant human Platelet-derived Growth Factor (‘‘rhPDGF-BB’’) has the ability to bind with high affinity to both receptors, providing it with unique properties within the PDGF family. Depending on the location of an injury, different cell types that respond to rhPDGF-BB are stimulated.

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

To support the stimulatory properties of rhPDGF, as part of our platform technology we combine the protein with resorbable three-dimensional scaffolds that are specifically tailored for the tissue being treated. This approach provides both the matrix critical to support the in-growth of the appropriate cell types, while providing for the release of rhPDGF in a localized manner under controlled delivery conditions. It also combines the benefits of delivering a stimulatory growth factor with the structural requirements of a synthetic scaffold to support cell migration and tissue regeneration at the wound site.

GEM 21S Clinical Results Validate our Platform Technology

We have validated our platform technology, which combines rhPDGF with resorbable scaffold materials, through the successful development of GEM 21S for use in periodontal bone and tissue regeneration. We believe that the FDA approval of GEM 21S provides proof of concept and suggests that our platform technology promotes tissue regeneration and will apply to a broad array of musculoskeletal applications, such as orthopedic, spine and sports injury applications.

In initial human clinical studies, we tested the use of rhPDGF with allograft to stimulate tissue healing. Nine months after placing the test material around teeth in patients with severe periodontal disease, the teeth and adjacent jawbone were excised and we analyzed the teeth and accompanying tissue for new bone formation. The data demonstrated that rhPDGF treatment caused significant new bone formation adjacent to the tooth root.

Based on this data, we conducted a 180 patient double-blind, randomized controlled trial to evaluate the safety and efficacy of GEM 21S for the regeneration of bone and adjacent tissues in the treatment of periodontal defects. The study contained three groups: two groups were given different doses of rhPDGF used in combination with β-TCP and the third group, the active control, was given β-TCP plus a buffer (i.e., no rhPDGF). We included only subjects with advanced bone defects requiring surgical treatment in the study. The patients received standard periodontal surgery followed by the placement of the test compound.

The results of the clinical study demonstrate that GEM 21S treatment led to a significant increase in healing of the bone defect in the periodontal lesion. Additionally, GEM 21S treatment expedited soft tissue attachment gain at three months following surgery (CAL gain) and decreased gum tissue recession, further demonstrating the efficacy of GEM 21S.

The results of the clinical study further demonstrated that GEM 21S treatment led to statistically significant benefits in bone growth and healing of the periodontal bone defects compared to the active control group that received the β-TCP, without the addition of rhPDGF. There were no serious adverse events during the study that were directly attributed to the use of GEM 21S and no statistically significant difference in the incidence of adverse events between the treatment and control groups. In summary, the results of the pivotal clinical study demonstrated that GEM 21S is a safe and effective treatment, leading to acceleration of healing and the stimulation of new bone formation.

Divestiture of Orofacial Therapeutic Business

In December 2007, we entered into a definitive asset purchase agreement with Luitpold. That transaction closed in January 2008. Previously, in December 2003, we entered into an exclusive sublicense agreement with Luitpold, granting them the worldwide marketing, sales and distribution rights for GEM 21S, our first commercial product.

Under the 2007 asset purchase agreement, we agreed to sell our remaining orofacial therapeutic business to Luitpold, whereas Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing, and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to our future orthopedic and sports medicine products, Luitpold is granted certain rights to adapt those products to dental applications. We had previously outsourced all of these operations and will facilitate the transfer of these operations to Luitpold. Luitpold is responsible for all research and development costs related to all future products in the dental and cranio-maxillofacial field based upon rhPDGF-BB, including GEM ONJ, which was developed to treat osteonecrosis of the jaw, or rather the degeneration of bone in the jaw, for which we had received orphan drug status. Luitpold is also granted certain rights to negotiate on other growth factors and product improvements that we license from third parties. Through our existing commercial supply agreement with Novartis, we will remain the sole source supplier of bulk rhPDGF-BB to Luitpold. In addition, the U.S. and Canadian regulatory approvals, including the GEM 21S PMA, have been or will be transferred to Luitpold, and Luitpold now has responsibility for all future filings. The rights to the GEM 21S EU regulatory approval will be transferred once approval is obtained. We have agreed not to compete with Luitpold in the orafacial therapeutic business for a specified period of time. We are obligated under the asset purchase agreement to provide certain transitional services for a limited period of time to facilitate the transfer of technology and regulatory approvals. The asset purchase agreement also includes indemnification provisions under which each party indemnifies the other party for certain losses.

In addition to the 2007 asset purchase agreement, at the transaction’s closing in January 2008 we entered into the following ancillary agreements with Luitpold: an amended and restated exclusive sublicense agreement, an exclusive license agreement, a manufacturing termination agreement, a research and development agreement, a trademark license and concurrent use agreement, a supply agreement, an assignment and assumption agreement, and an intellectual property assignment agreement.

The 2008 amended and restated exclusive sublicense agreement and the 2008 exclusive license agreement set forth Luitpold’s rights to intellectual property that we currently own or license that was not primarily related to our orofacial therapeutics business and set forth Luitpold’s rights with respect to future intellectual property that we may develop or license. Both of these agreements supersede the December 2003 exclusive sublicense agreement between the parties.

The 2003 exclusive sublicense agreement granted to Luitpold sublicense rights under intellectual property that we license from ZymoGenetics, Inc. (‘‘ZymoGenetics’’), and co-own with and license from Harvard College (‘‘Harvard’’), and granted Luitpold certain rights to the improvements relating to GEM 21S. Luitpold was responsible for the worldwide sale and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. Luitpold was required to make milestone and royalty payments to us and was required to maintain agreed upon sales and customer service staffing levels. The agreement provided for a minimum royalty obligation for the first six years following the first sale of GEM 21S. The agreement also sets forth certain obligations and rights regarding the maintenance and enforcement of the licensed intellectual property rights. In December 2005, this agreement was amended to provide that the agreement would expire in December 2026, but would be subject to indefinite continuous five year extensions by Luitpold upon one year’s notice. Either party had the right to terminate the exclusive sublicense agreement if the other party breached a material provision and failed to cure the breach within 60 days of notice. The exclusive sublicense automatically terminated if either the manufacturing and supply agreement or the research, development and marketing agreement was terminated. If a party’s performance under the agreement was prevented for 12 months because of a force majeure event, the other party had the right to terminate the agreement.

The 2008 amended and restated exclusive sublicense agreement and the 2008 exclusive license agreement now separates Luitpold’s exclusive sublicense rights with respect to the Harvard and

ZymoGenetics intellectual property from Luitpold’s exclusive license rights with respect to technology we own or may develop in the future. Luitpold’s previous royalty obligation under the 2003 exclusive sublicense agreement has been divided between the amended and restated sublicense agreement and the exclusive license agreement, and Luitpold will now receive a reduction in its royalty obligation upon the expiration of certain patents. Under the 2008 amended and restated exclusive sublicense agreement, Luitpold is granted the same exclusive sublicense rights under the Harvard and ZymoGenetics intellectual property. However, Luitpold is no longer required to make milestone or minimum royalty payments to us. The amended and restated sublicense agreement continues to set forth certain obligations and rights regarding the maintenance and enforcement of the licensed intellectual property rights. The term of the amended and restated exclusive sublicense agreement remains until the year 2026 and the termination rights were not changed from the 2003 agreement.

Under the 2008 exclusive license agreement, Luitpold is granted the exclusive right to apply any intellectual property owned or controlled by us, excluding the Harvard and ZymoGenetics intellectual property, to applications above the neck in humans and in all veterinary applications. This right also extends to any future intellectual property rights developed or acquired by us for a specified period of time. This agreement and Luitpold’s royalty obligations will expire upon the later of the date when the licensed patents have all expired or December 31, 2026. If a licensed patent has not been issued by a certain date, then Luitpold’s royalty rate shall be reduced. The exclusive license agreement also includes sale restrictions for both parties. Under this agreement we are only permitted to sell products containing the licensed technology, directly or indirectly, to entities who do not have a valid dental or veterinary license, or equivalent outside of the United States. Luitpold is only permitted to sell products containing the licensed technology, directly or indirectly, to any individual who has a valid dental or veterinary license, or equivalent qualification outside of the United States. Luitpold is permitted, however, certain limited exceptions to this sales restriction in the United States and Canada for any product for which it obtains regulatory approval for a craniofacial indication. In addition, we have agreed to a non-compete provision that provides that until six months following the expiration of Luitpold’s royalty obligation, we will not directly or indirectly, sell or distribute any licensed products for applications above the neck in humans or in any veterinary application. If we are acquired by a third party, this non-compete provision will only prevent the acquirer from selling rhPDGF-BB containing products.

Under the exclusive license agreement, we also grant Luitpold a nontransferable right of first negotiation to apply certain new technology to applications above the neck in humans or veterinary applications. This new technology includes new growth factor products and new matrix materials that we develop that are subject to third party license agreements we enter into prior to a certain date.

The remaining ancillary agreements entered into with Luitpold in connection with the January 2008 closing are summarized below:

Agreement Terminating the Manufacturing and Supply Agreement.    This agreement terminates our 2003 manufacturing and supply agreement with Luitpold, which obligated Luitpold to purchase all of its requirements for GEM 21S from us and we were obligated to meet these requirements to the extent they were consistent with Luitpold’s forecasts.

Agreement Terminating the Research, Development and Marketing Agreement.    This agreement terminates our 2003 research, development and marketing agreement, which outlined our obligations to Luitpold to support its marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. The 2008 agreement terminates all obligations under the 2003 research, development and marketing agreement, except our obligation to obtain EU regulatory approval for GEM 21S, and to transfer ownership of that approval to Luitpold. In addition, Luitpold remains obligated to pay us a $10 million milestone payment following the approval. The payment must be made within thirty days of our executing the necessary documents to transfer the approval to Luitpold.

Trademark License and Concurrent Use Agreement.    Under this agreement, Luitpold grants us the royalty-free right to continue to use GEM family trademarks during a transition period that expires on January 4, 2009. Luitpold also grants us a royalty-free perpetual license to use the GEM family trademarks on our website and in investor and public relations materials referencing Luitpold’s products and our historical development work.

Supply Agreement.    This is a commercial supply agreement under which we will supply Luitpold with bulk supply of rhPDGF for commercial sale. Under the terms of the agreement, we will exclusively supply Luitpold with rhPDGF for use within the dental and cranio-maxillofacial fields. Luitpold is not obligated to purchase minimum specified quantities of rhPDGF from us. Under the agreement, the annual product prices Luitpold is obligated to pay vary depending on our average price that we pay to Novartis. Luitpold is also obligated to pay a handling charge. The agreement will expire upon the expiration of the 2008 exclusive license agreement and may be terminated under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date. Upon thirty days’ written notice, at anytime after December 31, 2018, Luitpold may elect not to be bound by the exclusive obligation to purchase rhPDGF from us. If Novartis terminates its supply agreement with us and we are permitted to obtain a minimum supply of rhPDGF during a transition period, Luitpold will be entitled to its pro-rata share of the rhPDGF based on Luitpold’s purchases during the prior year.

Scientific Advisory Board

We have established a scientific advisory board that brings expertise in orthopedics, as well as FDA experience. During 2007, there were three meetings of the orthopedic scientific advisory board. We consult individual members of our scientific advisory board separately approximately once each quarter on clinical and pre-clinical study design, product and product candidate formulation, clinical indications and on all applications of tissue engineering, focusing on orthopedic indications.

We pay consulting fees (including stock option grants) to members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid to or on behalf of the current members of our scientific advisory boards aggregate consulting fees and reimbursements of $424,290, $297,137 and $64,820 in 2007, 2006 and 2005, respectively. In addition, we granted options to purchase an aggregate of 12,500, 34,050 and 25,200 shares of our common stock to current members of our scientific advisory boards in 2007, 2006 and 2005, respectively.

Orthopedic Scientific Advisory Board

The current members of our orthopedic scientific advisory board are:

Name	Professional affiliation
Gary Friedlaender, M.D.	Director of BioMimetic; Chairman of BioMimetic’s Orthopedic Scientific Advisory Board; Wayne O. Southwick Professor of Orthopaedics and Professor of Pathology, Chair of Orthopedics and Rehabilitation, Department of Orthopaedics and Rehabilitation, Yale University School of Medicine
Edward Akelman, M.D.	Professor and Vice Chairman, Brown Medical School, Department of Orthopedics; Chief, Division of Hand, Upper Extremity and Microvascular Surgery, Rhode Island Hospital
Arnold Caplan, Ph.D.	Director of Skeletal Research Center and Professor of Biology, Case Western Reserve University
Michael Ehrlich, M.D.	Vincent Zecchino Professor and Chairman, Department of Orthopedics, the Warren Alpert Medical School of Brown University; Surgeon-in-Chief, Rhode Island and Miriam Hospital
Jeffrey Hollinger, D.D.S., Ph.D.	Professor of Biological Sciences and Biomedical Engineering and Director, Bone Tissue Engineering Center, Carnegie Mellon University
Joseph Lane, M.D.	Professor of Orthopedic Surgery, Assistant Dean, Medical Students, Weill Cornell Medical College; Chief, Metabolic Bone Disease Service, Hospital for Special Surgery; Attending, Orthopedics, New York-Presbyterian Hospital
John Mathis, M.D., M.Sc.	Professor and Chairman, Radiology, Virginia College of Osteopathic Medicine; Medical Director, The Centers for Advanced Imaging, Roanoke, Virginia

Sales, Marketing and Distribution

In order to sell our orthopedic products in the United States, we intend to establish a network of independent agents who will represent our products with orthopedic surgeon customers. These representatives will be selected based on their experience in selling orthopedic products used in the operating room, along with their familiarity with foot and ankle and bone grafting surgeries. The agency network will be managed by a company sales management team and will be supported by company employed product specialists, who will train the sales force and provide product education for the surgeon customers. We expect that by the end of the first year of sales in the United States, we will have a 100 person sales force representing our initial orthopedic product in the market.

Outside the United States, we intend to employ distributors to represent our products with orthopedic surgeons. These distributors will be selected on the basis of their existing business relationships in the orthopedic field, along with the sales force and distribution capabilities to effectively penetrate the market with the GEM product line. Furthermore, we will rely on these distributors to manage physical distribution, customer service and billing services for our international customers.

Manufacturing

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of our product candidates through the development and clinical testing phases.

We have signed a manufacturing supply agreement with Novartis covering the bioactive component of our product candidates, rhPDGF. Novartis’ rhPDGF is used as a component in two

FDA approved or cleared products (GEM 21S and Regranex) and is, therefore, manufactured in accordance with all applicable regulatory quality standards. We also have signed an agreement with Kensey Nash for development and supply of specific scaffolds for use in orthopedic and sports medicine applications. These agreements provide us with the key constituents of our lead product candidates.

Following a similar supply chain strategy we used successfully for the GEM 21S product, we use contract facilities to complete the manufacturing, packaging and final product testing for our clinical orthopedic product candidate kits. Pyramid Laboratories, Inc. performs the aseptic vial filling of the rhPDGF component. Penn Pharmaceutical Services, Ltd. produces the filled β-TCP cup and produces the final kit assembly. Isotron plc sterilizes the cups. We and AAI Development, Inc. perform the final product testing.

Our current facility in Franklin, Tennessee, consisting of approximately 32,000 square feet, provides office, research and development and quality control space. We have subleased approximately 3,400 square feet of this facility to two tenants. Each sublease agreement is for a term of three years. We have retained the right to regain possession of the space by relocating the tenants prior to the expiration of their sublease term.

In addition, in August 2007, we entered into a new lease agreement with a related party, Noblegene Development LLC (‘‘Noblegene’’), who at that time was fifty percent owned by our Company’s President and Chief Executive Officer (‘‘CEO’’). In March 2008, our CEO sold his interest in Noblegene to his business partner, who now owns one hundred percent of Noblegene. Since the owner of Noblegene is a brother-in-law of the wife of our CEO, Noblegene continues to be a related party. The lease is for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to utilize the new space as a good manufacturing practices, or GMP, manufacturing facility and will move certain of our manufacturing operations to the new space once it is completed. This new facility will provide space to meet our current and projected needs for certain aspects of our manufacturing and product release testing for our lead orthopedic and sports medicine product candidates. In addition, it will provide for future expansion of office, lab, or manufacturing space and capabilities for other product candidates that we are developing. Once the facility is operational we may continue to utilize third party suppliers for certain aspects of our manufacturing operation, including bulk β-TCP and rhPDGF production, β-TCP cup filling, component and final kit sterilization and distribution. We anticipate that the building shell will be complete in late 2008, and we will begin our build out shortly thereafter. In order to qualify the facility as a GMP manufacturing facility we must complete the build out, install and qualify utility systems and process and testing equipment, assemble and submit regulatory filings, and pass regulatory agency inspections prior to receiving approval. We anticipate that this process will take up to 24 months, and we expect the facility will be approved for commercial operations in 2010.

Supply Agreements

Novartis/Chiron

In July 2004, we entered into a commercial supply agreement with Chiron Corporation (now Novartis) that will permit us to obtain bulk supply of rhPDGF for commercial sale. Under the terms of the agreement, Novartis will exclusively supply us with rhPDGF for use in certain periodontal and orthopedic applications. We are obligated to purchase minimum specified quantities of rhPDGF. Under the agreement, the annual product prices we are obligated to pay vary depending on the quantity of rhPDGF we order. The agreement covers a seven-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date. If Novartis terminates the agreement, it is required to provide us with a minimum supply of rhPDGF during a transition period and to transfer to us the necessary manufacturing technology enabling us to set up an alternative source of rhPDGF.

Kensey Nash

In June 2005, we entered into an agreement with Kensey Nash to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. Under the agreement, Kensey Nash will exclusively manufacture and supply the scaffold materials for us and we will be responsible for final formulation, fill and finish activities. We are responsible for obtaining US and foreign regulatory approvals for any resulting products. We are required to commercialize any resulting products in the United States within 12 months of receipt of FDA approval. We have the exclusive right to distribute and sell the resulting products worldwide. In addition, we agreed to pay royalties to Kensey Nash based on net sales of commercial products worldwide for the term of the agreement.

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

Milestone, Asset Purchase and Royalty Payments

As discussed above, under our agreements with Luitpold, ZymoGenetics, Harvard, Kensey Nash and Novartis, various milestone and asset purchase payments are required. Luitpold is required to make certain milestone and asset purchase payments to us, and we are required to make certain milestone payments to ZymoGenetics, Harvard, Kensey Nash and Novartis, based on the occurrence of certain events. These milestones and asset purchase payments relate to the achievement of certain transfers of assets, clinical developments, regulatory filings and approvals and sales levels for GEM 21S and our product candidates. Under our 2003 agreements with Luitpold, upon receipt of FDA approval of GEM 21S, we received a $15 million milestone payment from Luitpold and an additional $5 million milestone payment from Luitpold on the second anniversary of our FDA approval. Under our 2007 asset purchase agreement with Luitpold, we received $15 million from Luitpold upon closing the transaction in January 2008, and an additional $15 million sixty days following the closing. We were required to make milestone payments to ZymoGenetics in connection with the initiation of pivotal clinical trials of GEM 21S, certain regulatory filings and approvals for GEM 21S, the receipt of FDA approval of GEM 21S, the filing of the GEM OS1 IDE, and the initiation of the GEM OS1 Canadian registration study. We were required to make milestone payments to Harvard in connection with the receipt of FDA approval of GEM 21S, the initiation of pivotal clinical trials of GEM 21S, our execution of a manufacturing and supply agreement with Novartis and our acquisition of certain patents from the Institute of Molecular Biology. We are required to make milestone payments to Kensey Nash in connection with certain time frames, the initiation of clinical trials, certain regulatory filings, product approvals, and/or commercial launch of GEM OS2 and GEM LT.

Many of the events triggering a milestone or asset purchase payment requirement remain contingent and have not yet occurred. Assuming that all future contingencies are met and all payments are made, the milestone and asset purchase payments that we are required to make will be partially offset by the milestone and asset purchase payments that we receive. Although we cannot know when milestones will be achieved, the milestones and asset purchase fees that we have received or paid, or which we currently anticipate will be paid to us or paid by us in the near term, during 2008 to 2009, will result in a net payment to us of $44.7 million. We anticipate that milestone and asset purchase payments to us or by us from 2010 to 2012 will result in a net payment by us of $9.7 million, resulting in an overall net payment to us of $35.0 million through 2012.

We are required to make minimum royalty payments to ZymoGenetics. For periodontal products, the minimum royalty payments to ZymoGenetics consist of $2.0 million in 2008. For orthopedic products, the minimum royalty payments to ZymoGenetics consist of $1.0 million in the first full year following the first commercial sale, and $1.5 million and $2.5 million in the second and third years, respectively.

We believe that a substantial portion of future milestone payments are not material to our business or prospects because we anticipate that they will occur well in the future, or they are conditioned upon achieving product sales targets which also are well in the future or represent sales targets which are substantially in excess of the current or foreseeable sales targets, the achievement of which, if attained, would be in the future. We believe that the only milestone payments that may be material would result in payments to us of $10 million upon our receipt of EU regulatory approval of GEM 21S, $3 million due upon the earlier of Luitpold’s submission of a regulatory filing seeking approval of its manufacturing facility to manufacture GEM 21S or by July 1, 2009, $3 million due upon the earlier of regulatory approval of Luitpold’s manufacturing facility or July 1, 2009, $2.5 million upon the earlier of Luitpold’s receipt of regulatory approval to market a first rhPDGF containing product having a defined formulation or December 31, 2009, and $1.5 million upon the earlier of Luitpold’s receipt of regulatory approval to market a second rhPDGF containing product having a defined formulation or December 31, 2009.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing upon our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

We derive our patent rights from four sources: (1) ownership rights purchased from the Institute of Molecular Biology; (2) ownership rights derived from technology we developed; (3) licensing rights acquired from ZymoGenetics; and (4) licensing rights acquired from Harvard. We believe that our owned and licensed patents provide freedom to operate under patents that cover the composition and use of tissue growth factors. GEM 21S and our product candidates are protected by patents we have licensed or have purchased and co-own.

We have licensed 19 U.S. patents and their foreign counterparts from ZymoGenetics covering various formulations of PDGF or manufacturing processes for PDGF. Of the eight of these licensed patents that remain unexpired, the first patents will expire in March 2009 and the last of these patents will expire in May 2016. We own 11 U.S. patents and numerous foreign counterpart patents, which were purchased from the Institute of Molecular Biology. Nine of these patents are co-owned with Harvard, and Harvard has exclusively licensed its rights in these patents to us. Several of these patents cover compositions of various growth factors, including PDGF, either alone or in combination with one another. Other of these patents cover methods of using such compositions to heal wounds or to promote the growth of bone, ligaments, or nerves. Of our 11 owned patents, seven remain unexpired. The next of these patents to expire will occur in May 2008, and the last of these patents will expire in January 2020. The four patents that have expired did not cover our product or our current orthopedic product candidates.

We license, own or co-own two unexpired patents which cover our GEM 21S product and our current orthopedic product candidates. One of these patents is a method patent covering the use of PDGF to promote the growth of damaged bone, periodontium or ligament, and it will expire in 2009 unless we are successful in obtaining a patent term extension. We have filed an application with the U.S. Patent and Trademark Office for a patent term extension until 2012, although it may be six to nine months before we receive a final ruling on this request. The second of these patents is a composition patent that covers the isolated form of rhPDGF included in our product and our current orthopedic product candidates, and will expire in 2010. Outside of the United States, GEM 21S and our product candidates are protected by patents in the EU until 2010 and in Canada until 2015.

One of our licensed issued U.S. patents covering our GEM 21S product may have expired in July 2006. Both the patent that may have expired in July 2006 and the patent that will expire in 2010 cover the specific PDGF molecule used in GEM 21S, but they each claim the molecule in a slightly different way – one patent claims the molecule in its isolated form, whereas the other patent claims the molecule in absence of certain impurities. We believe that the coverage of the two patents is cumulative and that the expiration of one patent in July 2006 would not have significantly affected our intellectual property position or our business.

We made a number of patent filings during 2007, which included converting an international patent application into individual national patent applications in various foreign countries, converting U.S. provisional patent applications into U.S. utility patent applications and international patent applications, and filing new U.S. provisional patent applications. As a result, we now own five pending U.S. utility applications, four pending international utility patent applications, four U.S. provisional applications, and fourteen national phase foreign applications. The 27 pending patent applications focus on technology that we developed internally and seek to cover specific dosages of PDGF or specific medical applications of PDGF.  Our patent applications are pending review by the U.S. Patent and Trademark Office and by various foreign patent offices. We are unable to predict what protection will be afforded by these applications or if any protection will be ultimately granted.

We entered into a license agreement with Harvard that provides us with an exclusive worldwide license to the patents we co-own with Harvard, and which are directed towards the use of rhPDGF and other growth factors for the healing and restoration of bone and other tissue defects. The agreement term extends to the date of the last to expire licensed patent. Under the agreement we are obligated to make certain royalty and milestone payments to Harvard. Harvard may terminate the agreement if we fail to make such payments, maintain certain insurance requirements, and pursue commercialization of the licensed technology. In addition, Harvard may terminate the agreement if we are convicted of certain criminal acts, become insolvent, or breach an obligation under the agreement and fail to cure the breach within 120 days of notice. We may terminate the agreement by giving Harvard 120 day’s written notice of our intent to do so. The key patent rights covering the use of PDGF to stimulate bone growth at sites of surgical intervention that we co-own with Harvard may expire in 2009 and are limited to the United States. In December 2005, we filed a request with the U.S. Patent and Trademark Office seeking to extend the term of these patent rights to March 2012, and our extension request remains pending. There is no guarantee that the U.S. Patent and Trademark Office will grant this extension, or if granted, that the length of the extension will extend to March 2012. We believe that the co-owned patents provide us with freedom to operate under the patents we co-own with Harvard for the use of rhPDGF in the periodontal and musculoskeletal fields.

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

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. Although we have not received notice of any claims, and are not aware that our products infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

A patent infringement suit brought against us may force us or any of our strategic business relationships or licensees to stop or delay developing, manufacturing or selling products or product candidates that are claimed to infringe a third party’s intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products or product candidates. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

Trademarks

OsteoMimetic™ is our only trademark. GEM 21S®, GEM 21A™, and GEM® were transferred to Luitpold in connection with our divestiture of our orofacial therapeutic business. As part of that transaction, we are permitted to continue the use of GEM OS, GEM C, and GEM LT until January 2009, but we have abandoned applications for registration of these trademarks in the United States and abroad. Furthermore, we do not assert any trademark rights as a result of our continued use of these marks. We have agreed to rebrand our orthopedic and sports medicine product candidates prior to January 2009.

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

GEM OS

Our GEM OS product candidates will compete with an array of synthetic bone graft materials, ranging from resorbable pure phase β-TCP granules to calcium sulfate preformed pellets. In addition, more than 20 allograft base tissue and demineralized bone matrix options are available to orthopedic surgeons. If we elect to pursue spinal fusion, tibial factures or non-union fractures, we will also compete with bone morphogenic proteins, including INFUSE (Medtronic) and BMP-7 (OP-1, Stryker Corporation). INFUSE and OP-1 may be under review for additional indications which could compete with our products.

The largest orthopedic companies in the United States – Stryker, DePuy, Inc., Zimmer Holdings, Inc., Medtronic, Synthes, Inc., Biomet, Inc., Smith & Nephew Group plc and Wright Medical Group,

Inc. – all distribute allograft and synthetic bone graft materials. In addition, the nation’s largest tissue processors and procurement agencies (e.g., Osteotech, Inc., the Musculoskeletal Transplant Foundation (‘‘MTF’’) Regeneration Technologies, Inc., LifeCell Corporation and CryoLife, Inc.) and numerous tissue banks distribute allograft tissue. Osteotech distributes its products directly and through agreements with DePuy, Smith & Nephew, MTF and the American Red Cross. MTF also processes allograft into a proprietary demineralized bone matrix, which is distributed by Synthes, while Regeneration Technologies’ allograft tissue is used in a variety of graft materials distributed by Exactech, Inc., Medtronic and Stryker.

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

Regulatory Matters

FDA Regulation

Each of our products must be cleared or approved by the FDA before it is marketed in the United States. Both before and after approval or clearance in the United States, our product candidates are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the following activities in which we and our contract manufacturers, contract testing laboratories and suppliers are involved:

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

The FDA has determined that GEM OS1 and GEM OS2 are combination products because they consist of a combination of a device (β-TCP) and a biologic drug (rhPDGF). For a combination product, the FDA determines what center or centers within the FDA will review the product and its indication for use, and also determines under what legal authority the product will be reviewed. For the current indications, GEM OS1 and GEM OS2 are being reviewed by the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research, under the medical device regulations. We expect that the FDA will review our other drug-device combination product candidates in the same manner. We cannot be sure, however, that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case the governmental review requirements would vary in some respects. If a product candidate were reviewed under drug or biologic legal authorities and/or reviewed by the Center for Drug Evaluation and Research, the path to regulatory approval would be different and could be more costly and lengthy.

FDA Approval or Clearance of Medical Devices

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

•	Class I: general controls, such as labeling and adherence to quality system regulations;

•	Class II: general controls, pre-market notification (510(k)), and specific controls such as performance standards, patient registries, and postmarket surveillance; and

•	Class III: general controls and approval of a pre-market application (‘‘PMA’’).

Each of our product candidates are in Class II or Class III, and require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. The FDA has determined that GEM OS1 and GEM OS2 are class III devices requiring a PMA. Our product candidates containing a grafting material alone should be eligible for clearance via the 510(k) route. For example, we obtained clearance for a 510(k) application for clearance of β-TCP grafting material as a ‘‘bone void filler’’.

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

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. The FDA is not bound by the advisory panel decision, but the FDA often follows the panel’s recommendation. If the FDA finds the information satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. During the review of either a 510(k) or PMA, the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited. We cannot be sure that our product candidates will be cleared or approved in a timely fashion or at all. The review of combination products is often more complex and more time consuming than the review of a product under the jurisdiction of only one center within the FDA. In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

Clinical Trials of Medical Devices

One or more clinical trials are almost always required to support a PMA application and is sometimes required to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board, or IRB, has approved the study.

During the study, the sponsor must comply with the FDA’s IDE requirements. These requirements include investigator selection, trial monitoring, adverse event reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. We, the FDA, or the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. During the approval or clearance process, the FDA typically inspects the records relating to the conduct of one or more investigational sites participating in the study supporting the application.

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

International sales of medical devices manufactured in the United States that are not approved or cleared by the FDA are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported.

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

The primary regulatory body in Canada is Health Canada. In addition to needing appropriate data to obtain market licensing in Canada, we must have ISO 13485:2003 certification. We currently have this certification and will need to maintain it in order to have the potential to gain approval of a product candidate in Canada.

As part of the January 2008 transaction to sell the remaining downstream formulation, fill and finish manufacturing rights to GEM 21S to Luitpold, we are still obligated to attempt to gain EU regulatory approval for GEM 21S. The primary regulatory environment in Europe is that of the EU, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the EU, the EMEA issued a preliminary opinion that rhPDGF appears to function as a medicinal product and deferred to the EU Commission the final determination of the legal status. The EU Commission has determined that GEM 21S will be regulated as a medicinal product. We believe that no additional clinical trials should be required to gain market approval as a medicinal product as a result of this decision. We have initiated the process of transferring the device dossier into a drug dossier and plan to file the appropriate documentation in 2008.

We formed a wholly owned subsidiary in the United Kingdom, BioMimetic Therapeutics Limited, in October 2005 to facilitate our EU regulatory filings. We cannot be sure that additional clinical trials will not be required, that EU regulatory approval for GEM 21S will be granted in a timely fashion, or at all, or that there will be no delays in transferring the device dossier into a drug dossier in the EU.

U.S. Anti-kickback and False Claims Laws

In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of combination products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. Other provisions of state and federal law provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. Although we plan to structure our future business relationships with purchasers of our products to comply with these and other applicable laws, it is possible that some of our business practices in the future could be subject to scrutiny and challenge by federal or state enforcement officials under these laws. This type of challenge could have a material adverse effect on our business, financial condition and results of operations.

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

A key component in the reimbursement decision by most private insurers and the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of an ICD-9 code, covering inpatient surgical procedures or a Current Procedural Terminology (‘‘CPT’’) code, which covers outpatient, ambulatory surgical center procedures. These codes are used in the submission of claims to insurers for reimbursement for medical services. While there are no specific ICD-9 or CPT codes for our product candidates, the target procedures such as ankle fusions and open fracture treatment do have specific procedure codes which provide a global payment for all products and services related to the surgical procedure. Consequently, we are confident that procedural coding will not be an issue. The challenge that we will face in the reimbursement arena is convincing third party payers to cover the use of our products, when reported under the existing surgical codes. We intend to provide clinical evidence and economic arguments to payers to detail how the use of products provide equivalent clinical outcomes to autologous bone graft, but avoid the additional time, patient discomfort and potential morbidity related to the harvesting of the autologous bone graft. For certain other indications of our orthopedic product candidates (e.g., closed fractures and bone augmentation), a new reimbursement code will likely be required, and we will seek a new code prior to commercializing such product candidates.

In the United States, some insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month, and consequently, may limit the willingness of these providers to use our products.

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

Employees

As of March 3, 2008, we employed 87 people, of which 32 were employed in research and development, 21 in regulatory and quality assurance, 10 in operations and 24 in general and administrative. One employee holds both D.M.D and D.M.Sc. degrees, one employee holds both D.D.S. and D.M.Sc. degrees, and ten additional employees hold Ph.D. degrees. None of our employees is represented by a labor union, and we believe our employee relations are good.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, such as orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.

Financial Information About Geographic Areas

For the three years ended December 31, 2007, our product sales of GEM 21S were made to Luitpold through an exclusive agreement with Luitpold, which is responsible for the worldwide marketing, sales, distribution and development of GEM 21S. Such product sales to Luitpold were made exclusively in the United States, our country of domicile. Refer to our consolidated financial statements disclosed in Item 8 within this Annual Report.

Available Information

We make available free of charge through our website (www.biomimetics.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (‘‘SEC’’).

Item 1A.    Risk factors

Risks Relating to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

We have invested and will invest a significant portion of our time and resources in developing and testing our product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next few years as we continue to incur significant expenses for clinical trials. As of December 31, 2007, we had an accumulated deficit of $64.4 million. We have initiated pivotal clinical studies for the use of GEM OS1 for the treatment of foot and ankle fusions in the United States, Canada and the EU.

In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, whereas Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. This transaction will enable us to focus our expertise and our future development efforts on our orthopedic, spine and sports medicine product candidates. This transaction leaves us without an FDA approved product currently in commercialization.

Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue and we may never achieve or maintain profitability.

Our product candidates are in various stages of development and may not be developed or commercialized successfully.

Our product candidates are based on technologies that often times have not been used previously in the manner and combination we propose and must compete with more established treatments currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use.

We are subject to the risk that:

•	the FDA or a foreign regulatory authority finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product candidates in commercial quantities at reasonable costs; and

•	the patient and physician community does not accept our products candidates.

In addition, our product development programs may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects that delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials;

•	regulatory delays or other regulatory actions;

•	failure to satisfy one or more requirements or restrictions imposed by the FDA as a basis for approving the initiation of a clinical study;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	difficulties in obtaining the necessary regulatory support from our raw materials suppliers to enable us to obtain or maintain regulatory approval to market our product or product candidates; or

•	re-evaluation of our clinical development strategy.

We cannot predict whether we will develop and commercialize successfully any of our product candidates. If we fail to do so, we will not be able to generate substantial revenue.

Our current product candidates are all based on the same protein, rhPDGF. If one of them reveals safety or fundamental efficacy issues in clinical trials, it may impact the development path for all our other current product candidates.

The development of each of our GEM product candidates is based on our understanding of how the protein rhPDGF contributes to the repair of bone and soft tissue. Soft tissue includes muscles, tendons and ligaments that connect, support or surround the bones and organs of the body. While there are important differences in each product candidate in terms of its purpose, each product candidate focuses on accelerating the repair of musculoskeletal tissue and relies on the ability of rhPDGF to stimulate the body’s natural healing processes.

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

Our rights to the development, use and marketing of our product candidates are governed by a series of licensing agreements, including those with Harvard and ZymoGenetics. These license agreements provide us with rights to certain intellectual property created by the licensor, which allow us to develop and commercialize our product and product candidates.

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

Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. In particular, we depend upon Novartis to supply us with sufficient quantities of rhPDGF for clinical development activities. We are obligated to purchase minimum specified quantities of rhPDGF. Our agreement with Novartis is cancelable under certain circumstances.

We have established certain relationships with β-TCP suppliers and are continuing to evaluate β-TCP products and other matrices from these potential suppliers for use in orthopedic applications. There is a risk that we will not be able to secure adequate sources of rhPDGF or β-TCP to meet our clinical needs for our orthopedic applications.

The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would impede our ability to manufacture our product candidates. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture product candidates that we develop may negatively impact our development and commercialization activities. If our specialty suppliers cannot perform as agreed, we may not be able to replace them in a timely manner or on terms that are acceptable to us and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. We will be required to obtain regulatory clearance from the FDA or foreign regulatory authorities before we can use different suppliers or components. If we have to switch to replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of our product candidates could be interrupted for an extended period of time, which may delay completion of our clinical trials, regulatory approval of our product candidates or commercialization of any approved products.

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

We may be unable to establish or enter into the necessary business relationships and agreements with other companies who provide a component critical to the development and commercialization of our product candidates, including intellectual property, raw materials, manufacturing assistance, regulatory assistance and other assistance necessary to develop and market our product candidates successfully.

Our product development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. We rely heavily upon arrangements with third-parties for the raw materials and intellectual property used in the development of our product candidates. These third parties also provide us with assistance in manufacturing our product candidates and seeking regulatory approvals. Our strategy includes continuing to develop business relationships with other biotechnology companies to assist us in potentially commercializing our product candidates. We face significant competition in seeking appropriate business relationships, which may be complex and time-consuming to negotiate, document and implement. We may not be able to enter into any such business relationships or agreements on terms that are acceptable to us, or at all. If that were to happen, we may have to curtail the development or delay the commercialization of our product candidates.

At this point in time, we do not have an alternative source of rhPDGF. If we are not able to obtain rhPDGF from Novartis, we will not be able to meet our supply obligations to Luitpold for rhPDGF after our current inventory is depleted. In view of the FDA’s removal of the restriction on our use of rhPDGF lots manufactured by Novartis after September 2002, we have modified our purchasing plans for rhPDGF. Based on Luitpold’s current forecasts for its rhPDGF needs and our planned clinical study programs for our product candidates and our anticipated pre-clinical studies, the rhPDGF in our inventory should meet our needs for at least the next year. Under the terms of our supply agreement, Novartis is required to support our efforts to establish our production of rhPDGF should it terminate the agreement; however, establishing a manufacturing process to replace Novartis’ will take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort. We also may not be able to manufacture any product candidates that contain rhPDGF, including GEM OS1 and GEM OS2, after our current inventory is depleted.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We are moving forward with plans to build a new manufacturing facility in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain steps of the later stages of the manufacturing process of our orthopedic and sports medicine product candidates into that facility, including final formulation, filling the vials and cups that will be packaged in the finished kits and assembling the kits. Currently we are utilizing at least four contract facilities to complete the manufacturing, packaging and final product testing for our GEM OS1 clinical study kits, and we are using two contract facilities to complete the manufacturing, packaging and final product testing for our GEM OS2 clinical study kits. If there were a disruption to our manufacturing facility or those of our contract manufacturers, we would have no other means of manufacturing our product candidates until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our product candidates for use in our current and planned clinical trials, or if our manufacturing process yields substandard products, our development and commercialization efforts could be delayed.

We have limited resources, facilities and experience to commercially manufacture our product candidates. In order to produce our product candidates in the quantities that we anticipate will be required to meet future market demand we will need to complete qualification of the commercial scale production process at our contract facilities and at our in-house facility. There are technical challenges to developing and qualifying commercial-scale manufacturing operations. Further, building a new facility will require the investment of substantial additional funds as well as hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete the process qualification activities in a timely manner. This could strain our existing managerial, operational, financial and other resources. Furthermore, if we fail to manage our growth effectively we may not be able to produce our product candidates in sufficient quantities to meet the future requirements for the product. If we are unable to manufacture a sufficient supply of any product candidate, our revenues, business and financial prospects would be adversely affected. In addition, if the in-house production process is not efficient or produces products that do not meet quality and other standards, our future gross margins may decline.

If we are unable to establish adequate sales and marketing capabilities, we may not be able to generate significant revenue and may not become profitable.

We do not have a dedicated sales force and have limited experience in the sales, marketing and distribution of drug-device combination products or drug products. In order to commercialize our product candidates, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

As a result of any arrangements we may enter into with third parties to perform sales, marketing and distribution services, our product revenues could be lower than if we directly marketed and sold any product candidate that we may develop. Furthermore, as a result of any marketing and sales arrangements we may enter into with other companies, any revenues received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If our relationships with future distributors do not progress as anticipated, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be harmed.

The orthopedic product industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer and more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products in the field of biologics. We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Many of our principal competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

Our competitors may:

•	develop and patent processes or products earlier than us;

•	obtain regulatory approvals for competing products more rapidly than us; or

•	develop more effective or less expensive products or technologies that render our technology or product and product candidates obsolete or non-competitive.

The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may develop and commercialize medical devices, drug-device combination products, biologic products or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other technologies for treating orthopedic injuries and disease, which could make our product candidates obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If our product and product candidates do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenue, if any.

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our approved products and the reimbursement policies of government and third party payers. Physicians may not prescribe our approved products for a variety of reasons and patients may determine for any reason that our product is not useful to them. If any of our approved products fails to achieve market acceptance, our ability to generate revenue will be limited.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

As a small company with 87 employees as of March 3, 2008, our success depends on the continuing contributions of our management team and scientific personnel and on maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We depend on the services of our key scientific employees and the principal members of our management staff, including Samuel Lynch, Larry Bullock, Charles Hart and Steven Hirsch. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical and biotechnology companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We face an inherent risk of liability in the event that the use or misuse of our product candidates results in personal injury or death.

The use of our product candidates in clinical trials and the sale of any approved products may expose us to product liability claims which could result in financial losses. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which is the subject of any such claim. Off-label use of our product may occur. While we do not promote any off-label use, off-label uses of products are common and the FDA does not regulate a physician’s choice of treatment. Off-label use or misuse of any product for which we obtain approval may subject us to additional liability.

If we are sued in a product liability action, we could be forced to pay substantial damages and the attention of our management team may be diverted from operating our business.

We currently manufacture investigational drug-device combination product candidates that are implanted in patients during surgery. In addition, we are developing additional similar products for additional surgical indications. As a result, we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under past agreements with our former distributor for GEM 21S and agreements with certain suppliers, we indemnify these parties from product liability claims. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Intellectual Property

If we cannot protect our intellectual property, our ability to develop and commercialize our product candidates may be severely limited.

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

We have relied on the intellectual property of ZymoGenetics and the intellectual property co-owned by us and Harvard to provide freedom to operate and to exclude others from developing rhPDGF for the treatment of general bone defects and bone defects associated with advanced periodontal disease, fractures and other indications. One of our licensed issued U.S. patents covering our product candidates may have expired in July 2006. We have two additional U.S. patents covering other unique aspects of our product candidates. We do not believe that the expiration of this patent would significantly affect our intellectual property position. The license agreement with Harvard provides exclusivity to the designated patents, which we co-own with Harvard. However, if any patent or other rights of ZymoGenetics or any patent or other rights co-owned by us and Harvard are challenged, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that the activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third-party rights, would be costly and time consuming, and may distract management from other important tasks.

Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. In addition, our patent applications, patents and our licensors’ patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions typically are not published until 18 months after filing, or in some cases ever, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

Our success also depends on our ability to operate and commercialize our product candidates without infringing the patents or proprietary rights of others.

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

A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we or our licensors or suppliers are sued for infringement, we could encounter substantial delays in, or be prohibited from, developing, manufacturing and commercializing our product candidates.

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

Regulatory Risks

We are subject to extensive governmental regulation including the requirement of FDA approval or clearance before our product candidates may be marketed.

Both before and after approval or clearance of our product candidates, we, our product candidates, our suppliers, our contract manufacturers and our contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

•	warning letters;

•	fines and other monetary penalties;

•	unanticipated expenditures;

•	delays in the FDA’s approving or clearing or the FDA’s refusing to approve or clear a product candidate;

•	product recall or seizure;

•	interruption of manufacturing or clinical trials;

•	operating restrictions;

•	injunctions; and

•	criminal prosecutions.

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing. Some of our product candidates, including GEM OS1 and GEM OS2, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. For the current indications, GEM OS1 and GEM OS2 are being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. GEM OS1 and GEM OS2 require an approved PMA before they can be marketed. The process of obtaining FDA approval of a PMA is lengthy, expensive, and uncertain, and we cannot be sure that our drug-device combination product candidates regulated by the FDA as medical devices, or any other product candidates, will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition may be adversely affected. We cannot be sure that the FDA will not select a different center and/or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA.

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

In November 2005, we received approval from the FDA to commence a feasibility trial with GEM OS1 for the treatment of foot and ankle fusions and we completed patient enrollment of 20 patients in July 2006. In May 2007, we received approval from the FDA to initiate patient enrollment in a pivotal clinical trail of GEM OS1 for the treatment of foot and ankle fusions. Under this approval, we are permitted to enroll up to 396 patients in the study at up to 28 sites. Patient enrollment has commenced on this trial.

We also are subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories, and we cannot be sure that the FDA will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our product candidates, and our suppliers, contract manufacturers and contract laboratories. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

International sales of our product and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by foreign government authorities is unpredictable and uncertain and can be expensive. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Prior to marketing our products in any country outside of the United States, we must obtain marketing approval in that country. Approval and other regulatory requirements vary by jurisdiction and differ from the U.S. requirements. We may be required to perform additional pre-clinical or clinical studies even if FDA approval has been obtained.

Under EU regulatory systems, our lead product candidates will be reviewed as medicinal products. Marketing authorization for medicinal products can be submitted under the centralized

European Agency for the Evaluation of Medicinal Products (‘‘EMEA’’) or the decentralized mutual recognition process. The centralized procedure is mandatory for biotechnology derived products. If a product is approved under the centralized procedure, it receives a single marketing authorization that is valid in all EU member states. The decentralized process provides for mutual recognition of national approved decisions which allows the holder of an approval from one EU member state to submit an application in other member states requesting that they recognize the approval already granted.

In order to market our approved products in Japan, approval must be obtained from the Japanese Ministry of Health, Labor and Welfare. We will need to conduct clinical trials in Japan to obtain approval there for our products. Accordingly, we will need to enter into a third party strategic alliance to conduct such clinical trials, obtain the necessary regulatory approvals and market in Japan. We may not succeed in achieving such an alliance and we ultimately may not obtain the approvals necessary to market our product candidates in Japan.

In Canada, the manufacture, distribution and use of medical devices, drugs and equipment is regulated by a variety of industry-specific statutes and regulations. Medical products sold in Canada are regulated by the Food and Drugs Act (Canada). Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada, we will need to present data from clinical trials to obtain approval for our other product candidates. We ultimately may not obtain the approvals necessary to market our product candidates in Canada.

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

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our future approved products currently under development and limit our ability to sell our approved products on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our approved products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, market acceptance of our approved products would be impaired and our future revenues, if any, would be adversely affected.

If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business and results of operations.

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

Product quality or performance issues may be discovered through ongoing post-approval regulation by the FDA and by comparable international agencies, as well as through our internal standard quality process.

The medical device industry is subject to substantial regulation by the FDA and by comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, we are subject to ongoing post-approval regulation as a device manufacturer. Governmental regulations cover many aspects of our operations, including quality systems, marketing and device reporting. As a result, we continually collect and analyze information about product quality and product performance through field observations, customer feedback and other quality metrics.

Through our standard quality process, in the second quarter of 2007 we learned that certain cups containing the β-TCP component of our GEM 21S product contained extra β-TCP. We believe that the overfilled cups do not present a potential safety issue to patients because (1) β-TCP by itself is a marketed bone grafting material, (2) the β-TCP within the cups meets all product release specifications, and (3) the product labeling instructs the surgeon to only use the amount of GEM 21S needed to fill the bone defect. We have reviewed this issue with the FDA and Luitpold and have concluded that no field action is required on our part. However, we voluntarily agreed to replace approximately 1,100 potentially affected GEM 21S kits that were held in Luitpold’s inventory. The financial impact of providing replacement product was approximately $0.1 million and is fully reflected in our financial results for the year ended December 31, 2007. Additionally, as part of an attempt to ensure customer satisfaction, we agreed to replace any returned kit from the field if the clinician so desired. After sending a letter outlining the situation to potential customers, only a small number of kits were replaced.

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

Our ability to use our net operating loss carryforwards could be limited. At December 31, 2007, we had net operating loss carryforwards totaling $42.3 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with any offering, we may realize a ‘‘more than fifty percent change in ownership’’ which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss for federal income tax purposes.

Liquidation of investments could be delayed.

As of December 31, 2007, we have investments of $41.8 million in marketable securities. We invest in auction rate securities and municipal bonds with AAA credit ratings. Substantially all of our auction rate security investments are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (‘‘FFELP’’). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

Every 28 days a Dutch auction is held by dealers and a rate of interest is set that matches buyers and sellers. After successful auctions in January 2008, some auctions in February and March 2008 failed when demand for bonds in the auction rate market was insufficient to clear the market. In the case of failed auctions, the investor receives a penalty rate of interest, which is higher than the market rate. Due to the lack of liquidity, the investor holds the bonds until the next auction date when another attempt at a successful auction is made.

We believe that, given the federal government backing of the majority of our investments, the failed auctions are not due to the deteriorating credit quality of the investments, but rather the current overall U.S. credit crisis and market illiquidity. As a result, we believe the investments are not significantly impaired because of the FFELP backing and because cash from the investments is not urgently required. Our near-term cash requirements will be satisfied by existing cash balances and by cash generated from the January 2008 sale of our orofacial therapeutic business to Luitpold. The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months.

We will need to raise additional capital in the future. If we are unable to raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock and the licensing and sale of our orofacial therapeutic business. We believe our existing cash and cash equivalents and our investments in marketable securities, including the net proceeds of our February 2007 secondary public offering and the January 2008 sale of our orofacial therapeutic business to Luitpold, will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2010. While we have no immediate plans to do so, we may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us in considering strategic transactions, dividends or liquidation preferences, debt service and/or revenue sharing arrangements. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations.

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

Beginning with our annual report for our fiscal year ended 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal controls over financial reporting. This report contains an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our annual report for fiscal year ended 2007 contains a statement that our independent auditors have issued an attestation report on the effectiveness of internal controls over financial reporting.

We began in 2007 the process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent auditors are unable to express an unqualified opinion on the effectiveness of our internal controls over financial reporting, then the market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.

Risks Relating to the Ownership of Our Common Stock

We expect that the price of our common stock will be highly volatile.

Prior to our initial public offering (‘‘IPO’’) in May 2006, there was no public market for our common stock. An active and liquid trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Moreover, we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our common stock.

The trading prices of the securities of medical technology and biotechnology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors that could affect the trading price of our common stock include, among other things:

•	whether we receive FDA approval to market any of our product candidates in the United States or similar regulatory approval in foreign jurisdictions;

•	whether we successfully commercialize any approved product in the future;

•	developments relating to patents, proprietary rights and potential infringement;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	reimbursement policies of various governmental and third party payers;

•	public concern over the safety and efficacy of GEM 21S or any of our product candidates;

•	changes in estimates of our revenue and operating results;

•	variances in our revenue or operating results from forecasts or projections;

•	recommendations of securities analysts regarding investment in our stock; and

•	market conditions in our industry and the economy as a whole.

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

All of the shares sold in our IPO and in our February 2007 secondary offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our ‘‘affiliates’’ as that term is defined in Rule 144 under the Securities Act. We expect that we also will be required to register any securities sold in future private financings. In addition, all of our common stock issued prior to our IPO is freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. Furthermore, as of November 23, 2006, holders of approximately 9,330,495 shares of common stock had piggyback registration rights with respect to their shares in connection with future offerings. Sales by stockholders of substantial amounts of our shares, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

At December 31, 2007, there were options issued and outstanding to purchase 1,946,902 shares of our common stock with a weighted average exercise price of $7.03. Also at December 31, 2007, there were 315,112 options remaining available for future for issuance of options under our stock option plans.

Our executive officers, directors and major stockholders maintain the ability to substantially influence all matters submitted to stockholders for approval.

As of December 31, 2007, our executive officers, directors and their affiliates beneficially own shares representing approximately 15.1% of our capital stock. Accordingly, our current executive officers, directors and their affiliates have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. This concentration of ownership may delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections titled ‘‘Business’’, ‘‘Risk Factors’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act. Statements in this Annual Report that are not historical facts are hereby identified as ‘‘forward-looking statements’’ for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words ‘‘may’’, ‘‘continue’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘will’’, ‘‘believe’’, ‘‘project’’, ‘‘expect’’, ‘‘anticipate’’ and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for our product candidates;

•	regulatory actions that could adversely affect the price of or demand for our approved products;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for our product candidates;

•	financial markets; and

•	the competitive environment.

Any or all of our forward-looking statements may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in ‘‘Risk Factors’’. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Annual Report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our operations are headquartered in an approximately 32,000 square foot facility in Franklin, Tennessee which we lease until December 31, 2016, with an option to extend the lease. Our lease also includes approximately 3,400 square feet which we currently sublease to two tenants until August 2008 and December 2008, respectively. Additionally, in 2007, we entered into a new lease agreement for approximately 30,000 square feet of space in a new building to be built in the same campus as our current headquarters. The initial term of this new lease continues 10 years from the commencement date, which is expected to be approximately December 2016, with an option to extend the lease.

Item 3.    LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

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

Market Information

Our common stock began trading on The Nasdaq Global Market on May 15, 2006 under the symbol ‘‘BMTI’’. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq Global Market, since our common stock commenced public trading:

	Price Range
	High	Low
2007
January 1, 2007 through March 31, 2007	$18.70	$11.76
April 1, 2007 through June 30, 2007	$19.51	$15.51
July 1, 2007 through September 30, 2007	$17.04	$12.13
October 1, 2007 through December 31, 2007	$18.78	$9.70

	Price Range
	High	Low
2006
May 15, 2006 through June 30, 2006	$9.03	$6.23
July 1, 2006 through September 30, 2006	$8.71	$6.20
October 1, 2006 through December 31, 2006	$15.40	$7.44

Stockholders

As of March 3, 2008, there were 26 registered holders of record of shares of our common stock.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the securities issuable under our 2001 Long-Term Stock Incentive Plan and 2005 Employee Stock Purchase Plan at December 31, 2007. We have no equity compensation plans that were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2001 Long-Term Stock Incentive Plan	1,946,902	$7.03	315,112
2005 Employee Stock Purchase Plan	N/A	N/A	183,606
Total	1,946,902	—	498,718

During 2001, our board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan, or the option plan. The option plan provides that stock options, other equity interests or equity-based incentives in our company may be granted to key personnel and consultants at an exercise price determined by a committee, comprised of elected board members, at the date of grant, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.

During 2005, our board of directors approved the adoption of the 2005 Employee Stock Purchase Plan, or the purchase plan. The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees, subject to adjustment. The purchase plan provides for offer periods of approximately three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions, not more than 15% of their eligible base compensation, at a price equivalent to 85% of the fair market value of a share of our common stock on the first trading day or the exercise date of the current offering period, whichever is lower. Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of December 31, 2007, there were 183,606 shares available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), we recognized $23,742 and $23,248 of stock-based compensation expense for the purchase plan during the years ended December 31, 2007 and 2006, respectively.

Initial Public Offering, Secondary Public Offering and Use of Proceeds from Sales of Registered Securities

In May 2006, we sold 4,600,000 shares of our common stock in an IPO at a price to the public of $8.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 690,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131718), which was declared effective by the SEC on May 12, 2006. After deducting the underwriting discounts and commissions of $2.6 million and other offering expenses of approximately $2.7 million payable by us in connection with the offering, our net proceeds from the offering were approximately $31.6 million. As of December 31, 2007, we have used $4.0 million of the net proceeds primarily on salaries, clinical trials, research and development activities and general corporate operations. Such activities have also been funded from existing cash balances and the revenues collected in 2007. During the year ended December 31, 2007, our research and development expenses comprised 54% of our operating expenses. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).

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

The selected consolidated balance sheet data as of December 31, 2007 and 2006 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the selected consolidated statement of operations data for the each of the two years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements which are not included in this Annual Report.

	Years Ended December 31,
	2007	2006(2)	2005	2004	2003
	(In thousands, except share and per share information)
Revenues(1):
Product sales	$5,040	$2,592	$60	$—	$—
Royalty income	1,213	569	31	—	—
Sublicense fee income	741	710	84	—	—
Collaborative research and development	—	224	4,335	5,601	461
Rental and other income	36	39	7	—	162
Total revenues	7,030	4,134	4,517	5,601	623
Costs and expenses(1):
Cost of sales	3,939	2,212	70	—	—
Research and development	19,218	11,676	12,587	3,935	3,320
General and administrative	8,829	6,516	3,402	2,434	1,157
Depreciation and capital lease amortization	1,130	842	399	74	28
Patent license fee amortization	2,234	2,116	652	397	87
Total costs and expenses	35,350	23,362	17,110	6,840	4,592
Loss from operations	(28,320)	(19,228)	(12,593)	(1,239)	(3,969)
Interest income, net	1,710	2,165	921	196	47
Investment income, net	1,952	—	—	—	—
Gain (loss) on disposal of equipment	2	(1)	(4)	—	—
Income tax benefit (expense)	74	—	—	—	(77)
Preferred stock accretion	—	(132)	(366)	(111)	(63)
Net loss attributable to common stockholders	$(24,582)	$(17,196)	$(12,042)	$(1,154)	$(4,062)
Basic and diluted net loss per share attributable to common stockholders	$(1.37)	$(1.62)	$(7.59)	$(0.73)	$(2.57)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	17,951,147	10,589,969	1,587,219	1,579,155	1,579,155
Cash dividends declared	$—	$—	$—	$—	$—

	As of December 31,
	2007	2006(2)	2005	2004	2003
	(In thousands)
Balance Sheet Information:
Cash and cash equivalents	$25,483	$47,065	$33,428	$29,685	$11,805
Marketable securities	41,800	—	—	—	—
Total assets	89,618	65,395	52,642	34,305	15,611
Long-term capital lease obligations	53	49	—	—	2
Total liabilities	27,166	20,394	23,281	5,226	10,318
Redeemable, convertible preferred stock	—	—	50,746	38,707	13,818
Accumulated deficit	(64,358)	(39,776)	(22,580)	(10,538)	(9,384)
Total stockholders’ equity	62,452	45,001	(21,385)	(9,628)	(8,525)

(1)	Prior to January 1, 2006, we primarily had been engaged in researching and developing our principal product, we were a development stage enterprise and we were recognizing collaborative research and development revenue pursuant to our research, development and marketing agreement with Luitpold. Effective January 1, 2006, we no longer consider ourselves to be a development stage enterprise because we believe that we have achieved our planned principal operations and have generated revenue from product sales.
(2)	Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’). In accordance with the provisions of SFAS No. 123(R), we elected to adopt the standard using the modified prospective method of transition.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Overview

We are developing and commercializing innovative regenerative protein therapeutic-device combination products that we believe have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage. Our platform regenerative technology, which incorporates a synthetic and potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians and dentists the advanced biological solutions to actively stimulate tissue healing and regeneration. We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals of our first product, GEM 21S® Growth-factor Enhanced Matrix. We also have reported that the results of early clinical trials and pre-clinical studies suggest that this technology is also effective in stimulating bone healing in orthopedic, and potentially spine and sports injury, applications. We believe that our regenerative therapies will offer new, effective and less invasive treatment options to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

We are developing a pipeline of product candidates that are based upon our platform technology used in our previously approved periodontal product, GEM 21S. These product candidates are designed to target a broad range of clinical indications in bone, cartilage, ligament and tendon repair. We currently have seven clinical studies recently completed or currently under way, which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates, including our lead product candidates GEM OS1 (bone graft) and GEM OS2 (injectable bone graft), in treating bone defects and injuries. In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring cartilage, ligament and tendon repair.

Our development strategy for our orthopedic product candidates is similar to the strategy that we used in the development of GEM 21S, which received FDA approval in November 2005 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. This strategy was effective in that we were able to obtain product approval in less than five years.

In 2003, we sold worldwide marketing and distribution rights for GEM 21S to Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’), a U.S. subsidiary of Daiichi Sankyo Co., Ltd. In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, whereas Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. This arrangement allows us to focus our expertise and our future development efforts on our orthopedic, spine and sports medicine product candidates, and provides additional capital allowing us to aggressively advance our pipeline of product candidates through clinical development and into commercialization.

Since inception in April 1999, we have incurred losses each year. As of December 31, 2007, we had an accumulated deficit of $64.4 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products. Also, given our January 2008 sale of our remaining orofacial therapeutic business, we currently do not have an FDA approved product currently in commercialization. Since inception, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our IPO in May 2006 and our secondary public offering in February 2007), from the licensing and sale of our orofacial therapeutic business in January 2008, and from research and development agreements, grants and product sales. We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities. Furthermore, as we operate as a publicly traded company, we expect to incur additional costs, such as those related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies in the United States, Canada and the EU of our orthopedic product candidates, as well as continuing expenses associated with regulatory filings.

The following table summarizes our research and development expenses for the five years ended December 31, 2007. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, research and development and clinical departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Costs
Direct external:
Periodontal	$1,789,290	$1,434,571	$7,763,299	$1,912,660	$2,607,258
Orthopedic	7,143,764	5,180,996	2,106,451	1,062,691	—
Sports medicine and diagnostic	716,125	325,170	40,650	—	—
	9,649,179	6,940,737	9,910,400	2,975,351	2,607,258
Internal:
Periodontal	2,400,252	2,049,165	1,528,570	567,225	713,281
Orthopedic	5,878,196	2,438,251	1,141,659	392,420	—
Sports medicine and diagnostic	1,290,751	247,729	6,296	—	—
	9,569,199	4,735,145	2,676,525	959,645	713,281
Total	$19,218,378	$11,675,882	$12,586,925	$3,934,996	$3,320,539

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the establishment of marketing, sales and distribution;

•	the cost and timing associated with licensing, business relationships and similar arrangements;

•	the cost and timing of establishing clinical and commercial supplies of our product candidates;

•	the timing and results of our pre-clinical research programs; and

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

Recent Developments

Construction Commenced on New Manufacturing Facility

In August 2007, we entered into a new lease agreement with Noblegene Development LLC (‘‘Noblegene’’) for approximately 30,000 square feet of space within a new building, which is located in the same complex as our current headquarters in Franklin, Tennessee. In December 2007, Noblegene commenced construction activities on this new building intended to house certain of our manufacturing operations once completed. We intend to utilize the new space as a good manufacturing practices (‘‘GMP’’) manufacturing facility and will move certain of our manufacturing operations to the new space once it is completed. This new facility will provide space to meet our current and projected needs for certain aspects of our manufacturing and product release testing for our product candidates. In addition, the facility will provide for future expansion of office, lab, or manufacturing space and capabilities for other product candidates that we are developing.

2007 Asset Purchase Agreement

In December 2007, we entered into a definitive asset purchase agreement with Luitpold to sell to Luitpold our remaining orofacial therapeutic business. The transaction closed in January 2008. Under that agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to our future orthopedic and sports medicine products, Luitpold is granted certain rights to adapt those products to dental applications. Luitpold currently markets the GEM 21S product through its Osteohealth Company division. We will receive $40.0 million in cash as a result of the transaction, plus approximately $3.4 million in cash from the sale of existing inventory, and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field. In addition, in December 2007, we received a time-based $5.0 million milestone payment for the second anniversary of the U.S. marketing approval for GEM 21S and will also receive a $10.0 million payment based upon the future anticipated EU regulatory approval of GEM 21S. Both payments were pre-established in a prior agreement between us and Luitpold.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any other future period.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this Annual Report, we believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, stock-based compensation, income taxes and investments in marketable securities are significant and, therefore, important to aid you in fully understanding and evaluating our reported financial results.

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

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our consolidated financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins. As of December 31, 2007, no reserves have been recorded associated with these future purchase commitments.

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

Stock-based Compensation

During 2001, our board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the ‘‘option plan’’). The option plan provides that stock options, other equity interests or equity-based incentives in our Company may be granted to key personnel at an exercise price determined by our Compensation Committee, at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.

The stock options we granted to our employees are structured to qualify as ‘‘incentive stock options,’’ or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the years ended December 31, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the year ended December 31, 2007: risk-free interest rate of 4.65%, expected dividend yield of 0%, volatility factor of the expected market price of our common stock of 80%, forfeiture rate of 2.9% and weighted average expected life of the option of 7.0 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Our net loss includes compensation costs related to our stock-based compensation arrangements of $1.7 million for the year ended December 31, 2007. No income tax benefit related to our stock-based compensation arrangement is included in our net losses.

Prior to the adoption of SFAS No. 123(R), we had adopted SFAS No. 123, Accounting for Stock Based Compensation (‘‘SFAS No. 123’’), as amended, but in accordance with SFAS No. 123, we had elected not to apply fair value-based accounting for our awards under the employee stock incentive plan through December 31, 2005. Instead, we measured compensation expense for our stock plans using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. We recorded deferred stock-based compensation to the extent the deemed fair value of our shares of common stock for financial accounting purposes exceeded the exercise price of stock options granted to employees on the date of grant, and amortized these amounts to expense over the vesting schedule of the options, generally four years.

At each grant date during 2005 and through the first quarter of 2006, prior to our IPO, our board of directors determined the deemed fair value of our common stock and the associated exercise price of each award. Following each financing and the achievement by us of significant milestones, the board of directors reviewed the fair value of our common stock. Because there was no public market for our common stock at the time of such determinations and there has been no sale of common stock to a third-party since inception, these determinations were necessarily subjective.

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

As required by SFAS No. 123, as modified by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of Financial Accounting Standards Board Statement No. 123, we provide disclosure of the effect of using the fair value-based method of measuring stock-based compensation expense for periods prior to January 1, 2006 since we were a private entity and had used the minimum value method in determining the estimated value of our common stock under SFAS No. 123, as amended. For purposes of the disclosure, we have estimated the fair value of stock options issued to employees using the Black-Scholes option valuation model.

Income Taxes

We account for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, Accounting for Income Taxes (‘‘SFAS No. 109’’). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets related to future years, including loss carryforwards, if there is not sufficient evidence to indicate that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in future years.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (‘‘FASB’’) FIN 48, Accounting for Uncertainty in Income Taxes − an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that we should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the ‘‘more likely than not’’ recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on our financial condition or results of operations as of and for the year ended December 31, 2007.

Investments in Marketable Securities

We invest in marketable securities, which are classified as available-for-sale. These investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported in the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the accompanying consolidated statements of operations.

As of December 31, 2007, we had investments of $41.8 million in marketable securities, which primarily represent the proceeds of the February 2007 secondary public offering. We did not have any investments in marketable securities in 2006. We recorded investment income, including realized gains and losses, on our investment portfolio of $2.0 million for the year ended December 31, 2007. At December 31, 2007, we had accrued interest receivables of $0.1 million related to our investments in marketable securities. At December 31, 2007, we did not have any unrealized gains or losses on available-for-sale securities.

We invest in auction rate securities and municipal bonds with AAA credit ratings. The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months. See additional discussion regarding the liquidity of the auction rate securities in ‘‘— Liquidity and Capital Resources’’.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue.    We recorded product sales revenues of $5.0 million and $2.6 million in the years ended December 31, 2007 and 2006, respectively. In addition, we recognized royalty income of $1.2 million and $0.6 million in the years ended December 31, 2007 and 2006, respectively, based on Luitpold’s sale of the GEM 21S product. In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of our product GEM 21S, and in December 2007, we received a

$5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments, which begins upon receipt of the payments, is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. We recognized sublicense fee income of $0.7 million in the years ended December 31, 2007 and 2006. Collaborative research and development income was $0 million and $0.2 million in the years ended December 31, 2007 and 2006, respectively, relating to the amortization of the $10.0 million paid to us by Luitpold in December 2003 pursuant to our research, development and marketing agreement with Luitpold. As a result of the January 2008 sale to Luitpold for the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, we do not expect to receive material product sales revenues from GEM 21S going forward. However, we will receive $40.0 million in cash as a result of the transaction, plus approximately $3.4 million in cash from the sale of existing inventory, and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field. In addition, we anticipate filing a Device License Application (‘‘DLA’’) with Health Canada for registration of GEM OS1 in the second quarter of 2008. We anticipate product approval of GEM OS1 in Canada as early as year-end 2008, and sales of GEM OS1 in Canada could begin in early 2009.

Cost of Sales.    We recorded cost of sales of $3.9 million and $2.2 million in the years ended December 31, 2007 and 2006, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process. The increase is the result of the increased sales activity for 2007. As a result of the January 2008 sale to Luitpold for the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, we do not expect to incur material cost of goods sold for GEM 21S going forward.

Research and Development Expenses.    Our research and development expenses increased $7.5 million to $19.2 million for the year ended December 31, 2007 from $11.7 million for the year ended December 31, 2006. Our costs increased in the year ended December 31, 2007 due to: (1) increased research and development activities and clinical trials in the orthopedic program for our product candidates, resulting in a $2.8 million increase in professional fees, and (2) a net increase of 23 new employees, resulting in an increase of $4.4 million of salaries, benefits, supplies and other related administrative employee costs. We expect that research and development expenses will continue to increase as a result of new and ongoing pre-clinical studies and clinical trials in the United States, Canada and the EU of our orthopedic product candidates, as well as continuing expenses associated with regulatory filings.

General and Administrative Expenses.    Our general and administrative expenses increased $2.3 million to $8.8 million for the year ended December 31, 2007 from $6.5 million for the year ended December 31, 2006. For the year ended December 31, 2007, we had a net increase of six new employees in administrative and operations functions, resulting in an increase of $0.5 million of salaries and related benefits. Our professional fees increased $0.6 million due to: (1) an increase in legal fees of $0.2 million related to existing patents, patent applications, and regulatory approval procedures, (2) an increase in accounting fees of $0.3 million for Sarbanes-Oxley compliance and SEC reporting, and (3) an increase in corporate communication fees of $0.1 million for communications with our shareholders. In addition, we signed a new lease agreement for additional office space to accommodate our growth. As a result of the new space and annual rent increases for the existing space, our rent and utilities costs increased $0.4 million for the year ended December 31, 2007. Our royalty expense increased $0.6 million to $1.2 million for the year ended December 31, 2007, from $0.6 million for the year ended December 31, 2006. The increase is a result of minimum royalty payment requirements set forth in our patent licensing agreements. Finally, our corporate administration expenses increased by $0.2 million as a result of additional costs associated with our growing company, including insurance, board of directors’ fees and travel costs, office supplies, small equipment, dues, subscriptions and conferences.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $1.1 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, we purchased lab and manufacturing equipment, office equipment, furniture and fixtures and made leasehold improvements totaling $0.6 million, compared to $1.1 million for the year ended December 31, 2006. The increase in depreciation and capital lease amortization is attributable to these new purchases.

Patent License Fee Amortization.    Our patent license fee amortization was $2.2 million for the year ended December 31, 2007 and $2.1 million for the year ended December 31, 2006. The increase in amortization expense is attributable to the capitalization of patent license fees amounting to $0.5 million for each of the years ended December 31, 2007 and 2006.

Interest and Investment Income.    Net interest and investment income increased $1.5 million to $3.7 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006. The increase is attributable to higher cash and investment balances as a result of our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the years ended December 31, 2007 and 2006. We recorded a tax benefit of $0.1 million for the year ended December 31, 2007 relating to a tax refund received during 2007. At December 31, 2007, we had federal net operating loss carryforwards of $42.3 million that will begin to expire in 2022. State net operating loss carryforwards at December 31, 2007 totaled $29.0 million and will expire between 2017 and 2022.

Our ability to use our net operating loss carryforwards could be limited. At December 31, 2007, we had net operating loss carryforwards totaling approximately $42.3 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss for federal income tax purposes.

Years Ended December 31, 2006 and 2005

Revenue.    Collaborative research and development income was $0.2 million and $4.3 million in the years ended December 31, 2006 and 2005, respectively. This income relates to the amortization of the $10 million paid to us by Luitpold in December 2003 pursuant to our research, development and marketing agreement with Luitpold. In December 2005, we received a $15 million milestone payment from Luitpold following FDA approval of our product GEM 21S. The income related to this payment, which begins upon receipt of the payment, will be amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. In December 2005, Luitpold began selling our GEM 21S product. We recorded revenues of $2.6 million and $0.1 million in the years ended December 31, 2006 and 2005, respectively. In addition, we recognized royalty income of $0.6 million and $0.1 million in the years ended December 31, 2006 and 2005, respectively, based on Luitpold’s sale of the GEM 21S product.

Cost of Sales.    We recorded cost of sales of $2.2 million and $0.1 million in the years ended December 31, 2006 and 2005, respectively. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, and kit packing costs. The increase is the result of the November 2005 FDA approval for GEM 21S, and the resulting production and sales activity for a full year in 2006.

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

Interest and Investment Income.    Net interest and investment income increased $1.3 million to $2.2 million for the year ended December 31, 2006 from $0.9 million for the year ended December 31, 2005. The increase is attributable to higher cash and investment balances during the year ended December 31, 2006. This resulted from our May 2006 IPO which resulted in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses.

Provision for Income Taxes.    We incurred net operating losses for the years ended December 31, 2006 and 2005, and, accordingly, we did not record a provision for income taxes. At December 31, 2006, we had federal net operating loss carryforwards of $23.0 million that will begin to expire in 2024. In addition, we had federal minimum tax credits of $0.7 million that will not expire. State net operating loss carryforwards at December 31, 2006 totaled $21.5 million and will expire between 2017 and 2022.

Liquidity and Capital Resources

In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, we sold 2,517,111 shares of common stock and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have invested our net proceeds from the offering in auction rate securities and government bonds with AAA credit ratings.

At December 31, 2007, we had $25.5 million in cash and cash equivalents held in a local financial institution. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit, money market accounts and marketable securities.

As of December 31, 2007, we have investments of $41.8 million in marketable securities. We invest in auction rate securities and municipal bonds with AAA credit ratings. Substantially all of our auction rate security investments are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (‘‘FFELP’’). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

Every 28 days a Dutch auction is held by dealers and a rate of interest is set that matches buyers and sellers. After successful auctions in January 2008, some auctions in February and March 2008 failed when demand for bonds in the auction rate market was insufficient to clear the market. In the case of failed auctions, the investor receives a penalty rate of interest, which is higher than the market rate. Due to the lack of liquidity, the investor holds the bonds until the next auction date when another attempt at a successful auction is made.

We believe that, given the federal government backing of the majority of our investments, the failed auctions are not due to the deteriorating credit quality of the investments, but rather the current overall U.S. credit crisis and market illiquidity. As a result, we believe the investments are not significantly impaired because of the FFELP backing and because cash from the investments is not urgently required. Our near-term cash requirements will be satisfied by existing cash balances and through cash generated from the January 2008 sale of the orofacial business to Luitpold. The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months.

For the year ended December 31, 2007, net cash used in operating activities was $15.3 million, primarily consisting of salaries, clinical trials, research and development activities, general corporate operations and deposits on equipment for our new manufacturing facility. Net cash used in investing activities was $46.5 million for the year ended December 31, 2007 and primarily consisted of investments in marketable securities, software installation costs, construction build-out costs for our current office space and equipment engineering design and planning costs for the new manufacturing facility at our corporate headquarters. Net cash provided by financing activities for the year ended December 31, 2007 consisted of $39.7 million in net proceeds from our secondary public offering and $0.5 million from other financing activities.

In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. We will receive $40.0 million in cash as a result of the transaction, plus approximately $3.4 million in cash from the sale of existing inventory, and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therepeutic field. In addition, in December 2007, we received a time based $5.0 million milestone payment for the second anniversary of the U.S. marketing approval for GEM 21S and will also receive a $10.0 million payment based upon the future anticipated EU regulatory approval of GEM 21S.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

We believe our existing cash and cash equivalents and our investments in marketable securities will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2010. Because of the significant time it will take for our product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

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

Seasonality

In the first half of 2006, we recognized our first product sales as Luitpold acquired inventory after the November 2005 FDA approval of GEM 21S. However, in 2007, a more substantial portion of our product sales for GEM 21S were recognized in the third and fourth quarters, with a lower portion of such product sales in the first and second quarters. Our manufacturing and supply agreement with Luitpold obligated it to purchase all of its requirements for GEM 21S from us and we were obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. In January 2008, we completed a transaction to sell to Luitpold our remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.

Comprehensive Loss

Our comprehensive losses as defined by SFAS No. 130, Reporting Comprehensive Income, are the same as the net losses reported.

Milestone Payments

Under our agreements with Luitpold, ZymoGenetics, Harvard, Kensey Nash Corporation (‘‘Kensey Nash’’) and Novartis Vaccines and Diagnostics (‘‘Novartis’’), various milestone payments are required. Luitpold is required to make certain milestone payments to us, and we are required to make certain milestone payments to ZymoGenetics, Harvard, Kensey Nash and Novartis, based on the occurrence of certain events.

Our first product, GEM 21S, received approval from the FDA in November 2005. As a result of the FDA approval, we received a $15 million milestone payment from Luitpold in December 2005. In December 2007, we received a $5 million milestone payment from Luitpold upon the second anniversary of the FDA approval. In addition, Luitpold remains obligated to pay to us a $10 million milestone payment following EU regulatory approval of GEM 21S.

Also as a result of the FDA approval of GEM 21S, we are required to make milestone payments to suppliers and patent licensors in the amount of $12.1 million. These payments include $5 million in milestone payments due to Novartis, which is intended to reimburse them for their investment in production capacity and infrastructure in order to supply the PDGF component of our product. The $5 million payment is due in four equal annual installments, the first of which was made in 2005, and the entire amount was expensed in 2005. The remaining $7.1 million in milestone payments is for patent license fees payable to our licensors as a result of FDA approval or receipt of the milestone from Luitpold upon FDA approval. The patent license fees are capitalized and amortized over the remaining life of the patents.

Contractual Obligations

Our major outstanding contractual obligations relate to our purchase and supplier obligations, capital leases for equipment and operating leases for our facilities.

In May 2007, we entered into a new lease agreement effective January 1, 2007 with a related party, Noblegene, who at that time was fifty percent owned by our Company’s President and Chief Executive Officer (‘‘CEO’’). In March 2008, our CEO sold his interest in Noblegene to his business partner, who now owns one hundred percent of Noblegene. Since the owner of Noblegene is a brother-in-law of the wife of our CEO, Noblegene continues to be a related party. The new lease is for additional office space and to extend the lease term. This lease replaced in its entirety our prior lease with Noblegene dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at our headquarters in Franklin, Tennessee. Under the terms of the lease, we will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. The lease agreement also contains annual scheduled rate increases equivalent to a minimum of three percent. Under the original lease terms, we had been provided with a rent credit of $106,831 to be used toward improvements. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total). This rent credit was used toward leasehold improvements in 2007. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.

In August 2007, we entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building we will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, our lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. The tenant improvement allowance represents our portion of a $5 million grant awarded to Noblegene for the construction of the new building. We will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately September 2008. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.

Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization.

We have summarized in the table below our fixed contractual obligations as of December 31, 2007:

	Payments due by period
Contractual obligations	Total	Within one year	Two to three years	Four to five years	After five years
Capital lease obligations	$77,051	$20,304	$40,608	$16,139	$—
Operating lease obligations	14,695,422	850,202	2,792,687	2,962,761	8,089,772
Purchase and supplier obligations	11,320,656	2,626,526	5,653,597	3,040,533	—
Total	$26,093,129	$3,497,032	$8,486,892	$6,019,433	$8,089,772

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis and Kensey Nash, as follows:

Novartis/Chiron.    In July 2004, we entered into a commercial supply agreement with Chiron Corporation (now Novartis) pursuant to which we are obligated to purchase minimum quantities of rhPDGF. Under the agreement, the prices we are obligated to pay will vary depending on the quantity of rhPDGF we order. In the table above, we assume pricing based on purchasing the contractual minimum quantity with pricing as adjusted for an estimated inflation factor, and we have included these payments in the table above under the caption ‘‘Purchase and supplier obligations.’’ In addition, we are obligated to pay Novartis a development milestone for its investment in rhPDGF manufacturing. This milestone is payable over several years.

Kensey Nash.    In June 2005, we entered into an agreement with Kensey Nash, to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. We have agreed to make additional payments to Kensey Nash based on the achievement of specific regulatory and commercial milestones of the products developed under the agreement. In December 2006, we amended our agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. The table above does not include any contractual obligations for Kensey Nash since we cannot be certain when milestones will be achieved, if at all.

Recent Accounting Pronouncements

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for our consolidated financial statements beginning January 1, 2008. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (‘‘FSP No. 157-2’’) that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

SFAS No. 159.    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for our consolidated financial statements beginning January 1, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

EITF Issue 07-03.    In June 2007, the Emerging Issues Task Force (‘‘EITF’’) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (‘‘EITF Issue 07-03’’). EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. We do not believe the adoption of EITF Issue 07-03 will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

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

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates ranging from 4.10% to 5.27% during the year ended December 31, 2007. We had investments in marketable securities in our portfolio at fixed rates, ranging from 5.23% to 6.25%, during the year ended December 31, 2007. We expect that future investments in marketable securities will generally be made at fixed rates. We do not believe that we have any material exposure to interest rate risk arising from our investments in marketable securities. We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required for each of the three years ended December 31, 2007 and the Report of Independent Registered Public Accounting Firm are indexed on page F-1 and are incorporated herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control – Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioMimetic Therapeutics, Inc.

We have audited BioMimetic Therapeutics, Inc.’s (the ‘‘Company’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying ‘‘Management’s Report on Internal Control Over Financial Reporting’’. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BioMimetic Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMimetic Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of BioMimetic Therapeutics, Inc., and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 10, 2008

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2007.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2007.

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

BIOMIMETIC THERAPEUTICS, INC.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioMimetic Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of BioMimetic Therapeutics, Inc. (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMimetic Therapeutics, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioMimetic Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 10, 2008

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$25,482,587	$47,064,589
Certificates of deposit	—	1,000,000
Receivables – trade	2,243,318	1,448,321
Receivables – other	1,144,755	391,528
Inventory	—	3,407,256
Prepaid expenses	681,189	603,362
Assets held for sale	3,436,911	—
Total current assets	32,988,760	53,915,056
Marketable securities	41,800,000	—
Inventory	787,132	—
Receivables – related party	—	106,831
Property and equipment, net	5,559,930	3,933,037
Capitalized patent license fees, net	6,003,321	7,429,717
Deposits	2,478,823	10,000
Total assets	$89,617,966	$65,394,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,150,093	$1,108,601
Accrued payroll, employee benefits and payroll taxes	1,665,838	1,044,903
Other accrued expenses	1,201,277	1,213,514
Current portion of capital lease obligations	17,351	12,443
Deferred liability	1,250,000	1,250,000
Deferred revenue	973,849	714,750
Total current liabilities	9,258,408	5,344,211
Accrued rent – related party	362,200	254,494
Capital lease obligations	52,900	48,712
Deferred liability	—	1,250,000
Deferred revenue	17,492,055	13,496,692
Total liabilities	27,165,563	20,394,109
Stockholders’ equity:
Common stock, $0.001 par value; 37,500,000 shares authorized;
18,351,312 shares issued and outstanding as of December 31, 2007;
15,649,362 shares issued and outstanding as of December 31, 2006	18,351	15,649
Additional paid-in capital	126,791,861	84,760,940
Accumulated deficit	(64,357,809)	(39,776,057)
Total stockholders’ equity	62,452,403	45,000,532
Total liabilities and stockholders’ equity	$89,617,966	$65,394,641

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$5,039,608	$2,592,228	$60,000
Royalty income	1,213,481	569,065	30,935
Sublicense fee income	740,630	709,841	83,625
Collaborative research and development	—	224,146	4,334,515
Rental income	36,565	38,659	7,442
Total revenues	7,030,284	4,133,939	4,516,517
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,939,538	2,211,770	70,375
Research and development (a)	19,218,378	11,675,882	12,586,925
General and administrative (b)	8,828,870	6,516,502	3,401,541
Depreciation and capital lease amortization	1,129,816	842,208	399,217
Patent license fee amortization	2,233,698	2,115,987	651,601
	35,350,300	23,362,349	17,109,659
Loss from operations	(28,320,016)	(19,228,410)	(12,593,142)
Interest income, net	1,710,085	2,165,033	920,722
Investment income, net	1,951,545	—	—
Gain (loss) on disposal of equipment	2,343	(687)	(3,762)
Loss before income taxes	(24,656,043)	(17,064,064)	(11,676,182)
Income tax benefit	(74,291)	—	—
Net loss	(24,581,752)	(17,064,064)	(11,676,182)
Preferred stock accretion	—	(132,026)	(366,072)
Net loss attributable to common stockholders	$(24,581,752)	$(17,196,090)	$(12,042,254)
Basic and diluted net loss per share attributable to common stockholders	$(1.37)	$(1.62)	$(7.59)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	17,951,147	10,589,969	1,587,219
Related party disclosures:
(a) – Research and development includes professional fees to related parties of:	$50,938	$84,750	$129,168
(b) – General and administrative includes rent and operating expenses to related parties of:	$1,045,109	$594,682	$271,967

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	1,579,155	$1,579	$957,898	$(49,338)	$(10,537,713)	$(9,627,574)
Issuance of common stock	30,375	30	26,310	—	—	26,340
Compensation expense relating to common stock options granted	—	—	1,199,481	(1,152,485)	—	46,996
Amortization of deferred compensation expense	—	—	—	212,056	—	212,056
Preferred stock accretion	—	—	—	—	(366,072)	(366,072)
Net loss	—	—	—	—	(11,676,182)	(11,676,182)
Balance at December 31, 2005	1,609,530	1,609	2,183,689	(989,767)	(22,579,967)	(21,384,436)
Cumulative effect of change in accounting principle	—	—	(989,767)	989,767	—	—
Initial public offering – May 2006	4,600,000	4,600	31,547,420	—	—	31,552,020
Conversion of preferred to common stock	9,221,340	9,221	50,868,415	—	—	50,877,636
Issuance of common stock	218,492	219	312,000	—	—	312,219
Compensation expense relating to common stock options granted	—	—	839,183	—	—	839,183
Preferred stock accretion	—	—	—	—	(132,026)	(132,026)
Net loss	—	—	—	—	(17,064,064)	(17,064,064)
Balance at December 31, 2006	15,649,362	15,649	84,760,940	—	(39,776,057)	45,000,532
Secondary public offering – February 2007	2,517,111	2,517	39,733,990	—	—	39,736,507
Issuance of common stock	184,839	185	604,742	—	—	604,927
Compensation expense relating to common stock options granted	—	—	1,692,189	—	—	1,692,189
Net loss	—	—	—	—	(24,581,752)	(24,581,752)
Balance at December 31, 2007	18,351,312	$18,351	$126,791,861	$—	$(64,357,809)	$62,452,403

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss attributable to common stockholders	$(24,581,752)	$(17,196,090)	$(12,042,254)
Adjustments to reconcile net loss attributable to common stockholders to net cash (used in) provided by operating activities:
Depreciation and capital lease amortization expense	1,129,816	842,208	399,217
Patent license fee amortization	2,233,698	2,115,987	651,601
(Gain) loss on disposal of equipment	(2,343)	687	3,762
Preferred stock accretion	—	132,026	366,072
Non-cash compensation and consulting expense	1,692,189	839,183	259,052
Non-cash issuance of common stock	133,471	131,062	—
Changes in operating assets and liabilities:
Receivables	(1,441,393)	(1,328,003)	(538,677)
Inventory	(769,560)	240,338	(2,826,136)
Prepaid expenses	(77,827)	679,312	(1,184,709)
Security deposits	(375,000)	—	5,920
Accounts payable, accrued expenses and accrued rent	3,757,898	770,706	1,961,236
Deferred liability	(1,250,000)	(2,750,000)	5,250,000
Deferred revenue	4,254,462	(969,113)	10,846,040
Net cash (used in) provided by operating activities	(15,296,341)	(16,491,697)	3,151,124
Cash flows from investing activities
Capitalized patent license fees	(807,302)	(581,153)	(6,897,820)
Proceeds from disposal of equipment	14,521	—	1,000
Purchases of property and equipment	(2,792,901)	(1,017,667)	(3,708,423)
Equipment deposits	(2,093,823)	—	—
Purchases of marketable securities	(78,753,535)	—	—
Sales of marketable securities	36,953,535	—	—
Redemption of certificate of deposit	1,000,000	—	—
Net cash used in investing activities	(46,479,505)	(1,598,820)	(10,605,243)
Cash flows from financing activities
Payments on capital lease obligations	(14,118)	(5,779)	(2,056)
Issuance of common stock under compensation plans	471,455	181,157	26,340
Net proceeds from issuance of common stock	39,736,507	31,552,020	—
Issuance of Series C Redeemable, Convertible Preferred Stock, net	—	—	11,172,978
Net cash provided by financing activities	40,193,844	31,727,398	11,197,262
Net (decrease) increase in cash and cash equivalents	(21,582,002)	13,636,881	3,743,143
Cash and cash equivalents, beginning of period	47,064,589	33,427,708	29,684,565
Cash and cash equivalents, end of period	$25,482,587	$47,064,589	$33,427,708
Supplemental disclosures of cash flow information
Interest paid	$3,106	$1,466	$42
Supplemental non-cash disclosures
Issuance of preferred stock to obtain patent licenses	$—	$—	$500,000
Acquisition of property and equipment through capital leases	$23,214	$66,934	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$50,877,636	$—

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business, Background and Basis of Presentation

Nature of the Business

BioMimetic Therapeutics, Inc. (the ‘‘Company’’ and formerly BioMimetic Pharmaceuticals, Inc.) develops and commercializes bio-active drug-device combination products primarily used for bone and tissue regeneration for the healing of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications.

Management plans to derive revenue from the sale or licensing of its drug-device combination products for the repair of injuries to bone, cartilage, ligaments and tendons. The Company is developing several orthopedic products which are at early stages of product development. If and when the orthopedic products are introduced to market, additional time may be necessary before significant revenues are realized. Based on the early stages of product sales for the Company’s first product and the early stages of the Company’s orthopedic product development, operating losses are expected to continue for the foreseeable future. The success of the Company’s future operations is primarily dependent on its ability to obtain regulatory approval for its product candidates, complete clinical trials, obtain necessary licenses, gain market acceptance of its products once approved and obtain additional capital and financing on acceptable terms. Inability to obtain adequate funding, delays and unanticipated costs in obtaining the required licenses and approvals, unforeseen problems with clinical trials or losses of key personnel could affect the Company’s results of operations.

The Company’s first product, GEM 21S® Growth-factor Enhanced Matrix, is a periodontal product and received approval from the US Food and Drug Administration (‘‘FDA’’) on November 18, 2005. Product sales of GEM 21S began late in the fourth quarter of 2005 and were achieved through an exclusive business relationship with Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’), under which Luitpold was responsible for the worldwide marketing, sales and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. In December 2007, the Company entered into a definitive asset purchase agreement with Luitpold to sell to Luitpold the Company’s remaining orofacial therapeutic business. Under that agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing, and kitting of GEM 21S. That transaction, which was completed in January 2008, will enable the Company to focus its expertise and its future development efforts on its orthopedic, spine and sports medicine product candidates and to provide additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.

Background

The Company was incorporated on April 14, 1999 in the state of Tennessee as BioMimetic Pharmaceuticals, Inc. Effective June 1, 2001, BioMimetic Pharmaceuticals, Inc., merged with and into BioMimetic Merger Corp., a Delaware corporation. As part of the merger agreement, BioMimetic Merger Corp. designated the surviving corporate name to be BioMimetic Pharmaceuticals, Inc., a Delaware corporation. The transactions described above have been accounted for as common control reorganizations. In July 2005, the Company changed its corporate name to BioMimetic Therapeutics, Inc.

Since inception, the Company has expended significant funds on business planning, obtaining financing, obtaining skilled employees, and developing its product and product candidates through pre-clinical studies and clinical trials in the United States, Canada and the European Union (‘‘EU’’).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006).

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

1.    Nature of the Business, Background and Basis of Presentation   (continued)

Inter-company balances and transactions are eliminated in consolidation. As of December 31, 2007, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s products in the EU and Australia.

The accompanying consolidated financial statements of the Company have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Operating results for the year ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other future period.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and certificates of deposit with original maturities of less than 90 days to be cash equivalents.

Investments in Marketable Securities

The Company invests in marketable securities, which are classified as available-for-sale. These investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported in the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the accompanying consolidated statements of operations.

Receivables – Trade

Trade receivables are recorded at the invoiced amount and do not bear interest. The trade receivables balance represents the amounts due from Luitpold for research and development studies and represents a legal and enforceable receivable under the Company’s agreements with Luitpold. No allowance for doubtful accounts was deemed necessary as of year-end.

Receivables – Other

Receivables from others represent royalty income amounts and other receivables in the normal course of business transactions.

Receivables – Related Party

The Company was provided with a rent credit in connection with the current lease for the Company’s office space. This rent credit was used toward leasehold improvements in 2007.

Inventory

Inventories are carried at the lower of cost (first-in, first-out) or net realizable value.

Valuation of Purchase Commitments

The Company has substantial firm purchase commitments with certain of its suppliers related to future inventory requirements. At each period end, the Company assesses the need for any provision

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (‘‘ARB’’) No. 43, Restatement and Revision of Accounting Research Bulletins. As of December 31, 2007, no reserves have been recorded associated with these future purchase commitments.

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

Capitalized Patent License Fees

The Company has capitalized certain costs including milestone and sub-license fees, related to obtaining patent licenses from non-related party institutions. The Company’s policy is to capitalize and amortize these costs over the estimated life of the patents. Of the licensed patents that remain unexpired, the expirations, and thus the estimated useful lives, range from 2008 to 2010.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value.  The Company has not recognized any impairment losses for the years ended December 31, 2007, 2006 and 2005.

Accrued Expenses and Deferred Liabilities

As part of the process of preparing its consolidated financial statements, management is required to estimate expenses that the Company has incurred for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where the Company has not been invoiced or otherwise notified of actual costs. Examples of expenses for which the Company accrues based on estimates include milestone payments, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. In the event that the

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

Company does not identify certain costs that have begun to be incurred or the Company under- or over-estimates the level of services performed or the costs of such services, the actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with U.S. generally accepted accounting principles. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities.

Revenue Recognition

Product Sales

The Company generated its first revenues in December 2005 from the sale of GEM 21S to Luitpold. The Company’s revenue policy is to recognize sales revenue upon delivery of the product to Luitpold. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (‘‘SAB’’) 101, Revenue Recognition in Financial Statements (‘‘SAB 101’’) as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (‘‘EITF’’) Issue 00-21, Revenue Arrangements with Multiple Deliverables, and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 48, Revenue Recognition When Right of Return Exists.

During 2005 and the first quarter of 2006, the Company agreed to ship certain identified product to Luitpold that had an expiration date of less than one year (‘‘short-dated’’) and provided Luitpold with the right of exchange for any short-dated product that reached six months or less of its expiration date. Product sales revenue during 2005 and the first quarter of 2006 for the identified short-dated product was recognized upon the completion of the final sale by Luitpold. As of December 31, 2005, the Company had recorded deferred revenue of $264,180 and recognized sales revenue of $60,000. In 2006, the Company received permission from the FDA to extend the expiration date of the product. As of December 31, 2006, all product held by Luitpold is no longer considered to be short-dated, as no right of return exists for the product. As such, product sales revenue for the previously identified short-dated product had been fully recognized during 2006.

Royalties

In exchange for the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S, Luitpold is obligated to pay royalties to the Company based on net sales by Luitpold. The December 2007 agreement to sell the Company’s remaining orofacial therapeutic business to Luitpold requires a continuation of royalty payments to the Company. Luitpold is required to report its sales and remit royalties to the Company on a quarterly basis. The Company’s policy is to recognize royalty income when the information is received from Luitpold.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

Luitpold made a $10,000,000 one-time payment to the Company upon execution of the research, development and marketing agreement in December 2003. The Company amortized the proceeds of the payment over the term of the research and development activities up to the Company’s estimated approval date for GEM 21S, which was estimated at the time to be October 2005. Further, Luitpold agreed to make a milestone payment to the Company upon EU regulatory approval of GEM 21S.

Sublicense fees

The Company has an amended and restated exclusive sublicense agreement and an exclusive license agreement with Luitpold. Sublicense fees are due to the Company upon achievement of the milestone criteria. In December 2005, the Company received $15,000,000 from Luitpold upon receiving approval from the FDA for the Company’s first product, GEM 21S. In December 2007, the Company received $5,000,000 from Luitpold upon the second anniversary of FDA approval of GEM 21S. Revenues from the sublicense agreement are recognized pursuant to the term of the agreement and are being amortized over the life of the agreement, which expires December 31, 2026. Payments received in advance of revenue recognized are recorded as deferred revenue. The timing of cash received from the Company’s agreement differs from revenue recognized. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and EITF Issue 00-21.

Rental Income

The Company has subleased portions of its office headquarters in Franklin, Tennessee to two independent companies. Revenue related to subleased rental property is recognized monthly as related payments are due and/or invoiced.

Research and Development

The Company expenses costs associated with research and development activities as incurred. The Company evaluates payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determines the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to the Company’s product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control and research and development departments are classified as research and development costs.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (‘‘FASB’’) FIN 48, Accounting for Uncertainty in Income Taxes − an interpretation of FASB Statement

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

No. 109 (‘‘FIN 48’’), to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that the Company should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the ‘‘more likely than not’’ recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006 are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB Opinion No. 25’’), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
Risk free interest rate	4.65%	4.74%	4.03%
Expected dividend yield	—	—	—
Volatility factor of the expected market price	80%	80%	80%
Forfeiture rate	2.9%	1%	—
Weighted average expected life of the option	7.0 years	5.8 years	5.0 years

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

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The employee stock options granted by the Company are structured to qualify as ‘‘incentive stock options’’ (‘‘ISOs’’). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the years ended December 31, 2007, 2006 and 2005 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

Comprehensive Loss

The Company’s comprehensive losses as defined by SFAS No. 130, Reporting Comprehensive Income, are the same as the net losses reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts payable, and capital lease obligations, approximate fair value due to the short term nature of these financial instruments.

Concentration of Credit Risk and Limited Suppliers

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the consolidated balance sheets. The Company maintains cash in a local financial institution in excess of Federal Deposit Insurance Corporation limitations. The Company believes that it has established guidelines for investment of its excess cash that maintains principal and liquidity through its policies on diversification and investment maturity. The Company invests in auction rate securities and municipal bonds with AAA credit ratings. A substantial portion of the auction rate security investments are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (‘‘FFELP’’). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. The Company has not incurred any losses on these investments as of December 31, 2007.

The Company relies on certain materials used in its development process that are procured from a single source supplier as well as certain third-party contract manufacturers that make its product candidates. The failure of its supplier or contract manufacturers to deliver on schedule, or at all, could delay or interrupt the development process and adversely affect the Company’s clinical trials, and ultimately, operating results.

Segment Information

The Company has determined that it is principally engaged in one operating segment. The Company’s product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments or tendons.

Recent Accounting Pronouncements

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

2.    Summary of Significant Accounting Policies (continued)

measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company’s consolidated financial statements beginning January 1, 2008. However, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (‘‘FSP No. 157-2’’) that amends SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

SFAS No. 159.    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company’s consolidated financial statements beginning January 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

EITF Issue 07-03.    In June 2007, the Emerging Issues Task Force (‘‘EITF’’) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (‘‘EITF Issue 07-03’’). EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not believe the adoption of EITF Issue 07-03 will have a material impact on its consolidated financial statements.

3.    Net Loss Per Share

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

3.    Net Loss Per Share (continued)

	2007	2006	2005
Historical numerator: net loss attributable to common stockholders	$(24,581,752)	$(17,196,090)	$(12,042,254)
Denominator: weighted average shares of common stock outstanding	17,951,147	10,589,969	1,587,219
Basic and diluted net loss per share attributable to common stockholders	$(1.37)	$(1.62)	$(7.59)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	2007	2006	2005
Redeemable, convertible preferred stock	—	—	9,221,340
Common stock options	1,946,902	1,509,839	1,381,458
Total	1,946,902	1,509,839	10,602,798

4.    Agreements with Luitpold Pharmaceuticals, Inc.

In December 2003, the Company entered into three agreements that covered an exclusive worldwide sublicense, research and development, marketing and distribution relationship with Luitpold for GEM 21S.

In December 2007, the Company entered into a definitive asset purchase agreement with Luitpold. The transaction was completed in January 2008. Previously, in December 2003, the Company had entered into an exclusive sublicense agreement with Luitpold, granting to it worldwide marketing, sales and distribution rights for GEM 21S, the Company’s first commercial product.

Under the 2007 asset purchase agreement, the Company agreed to sell its remaining orofacial therapeutic business to Luitpold, including the downstream formulation, fill, finish manufacturing, and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to the Company’s future orthopedic and sports medicine products, Luitpold is granted certain rights to adapt those products to dental applications. The Company had previously outsourced all of these operations and will facilitate the transfer of these operations to Luitpold. Luitpold is responsible for all research and development costs related to all future products in the dental and cranio-maxillofacial field based upon rhPDGF-BB, including GEM ONJ, which was developed to treat osteonecrosis of the jaw, or rather the degeneration of bone in the jaw, for which the Company had previously received orphan drug status. Luitpold is also granted certain rights to negotiate on other growth factors and product improvements that the Company licenses from third parties. Through the Company’s existing commercial supply agreement with Novartis, the Company will remain the sole source supplier of bulk rhPDGF-BB to Luitpold. In addition, the U.S. and Canadian regulatory approvals, including the GEM 21S PMA, have been or will be transferred to Luitpold, and Luitpold now has responsibility for all future filings. The rights to the GEM 21S EU regulatory approval will be transferred once approval is obtained. The Company has agreed not to compete with Luitpold in the orofacial therapeutic business for a defined time period. The Company is obligated under the asset purchase agreement to provide certain transitional services for a limited period of time to facilitate the transfer of technology and regulatory approvals. The asset purchase agreement also includes indemnification provisions under which each party indemnifies the other party for certain losses.

As a result of the transaction, the Company will receive $40,000,000 in cash. In addition, the Company will receive $3,389,832 in cash from the sale of existing inventory and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the dental and cranio-maxillofacial fields.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

4.    Agreements with Luitpold Pharmaceuticals, Inc. (continued)

In addition to the 2007 asset purchase agreement, at the transaction’s completion in January 2008, the Company entered into several ancillary agreements with Luitpold, including an amended and restated exclusive sublicense agreement, an exclusive license agreement, a manufacturing termination agreement, a research and development agreement, a trademark license and concurrent use agreement and a supply agreement.

Amended and Restated Exclusive Sublicense Agreement and Exclusive License Agreement

The 2008 amended and restated exclusive sublicense agreement and the 2008 exclusive license agreement set forth Luitpold’s rights to intellectual property that the Company currently owned or licensed that was not primarily related to its orafacial therapeutics business, and set forth Luitpold’s rights with respect to future intellectual property that the Company may develop or license. Both of these 2008 agreements supersede the December 2003 exclusive sublicense agreement between the parties, as described below.

The 2003 exclusive sublicense agreement granted to Luitpold: (1) sublicense rights under intellectual property that the Company licenses from ZymoGenetics, Inc. (‘‘ZymoGenetics’’), and co-owns with and licenses from Harvard College (‘‘Harvard’’), and (2) certain rights to the improvements relating to GEM 21S. Luitpold was responsible for the worldwide sale and distribution of GEM 21S for periodontal and cranio-maxillofacial applications. Luitpold was required to make milestone and royalty payments to the Company and to maintain agreed upon sales and customer service staffing levels. The agreement provided for a minimum royalty obligation for the first six years following the first sale of GEM 21S. The agreement also set forth certain obligations and rights regarding the maintenance and enforcement of the licensed intellectual property rights. In December 2005, the agreement was amended to provide that the agreement would expire in December 2026, but would be subject to indefinite continuous five-year extensions by Luitpold upon one years’ notice. Either party had the right to terminate the exclusive sublicense agreement if the other party breached a material provision and failed to cure the breach within 60 days of notice. The exclusive sublicense automatically terminated if either the manufacturing and supply agreement or the research, development and marketing agreement was terminated. If a party’s performance under the agreement was delayed for 12 months because of a force majeure event, the other party had the right to terminate the agreement.

The 2008 amended and restated exclusive sublicense agreement and the 2008 exclusive license agreement now separates Luitpold’s exclusive sublicense rights with respect to the Harvard and ZymoGenetics intellectual property from Luitpold’s exclusive license rights with respect to technology the Company owns or may develop in the future. Luitpold’s previous royalty obligation under the 2003 exclusive sublicense agreement has been reduced and the new royalty obligation has been divided between the 2008 amended and restated sublicense agreement and the 2008 exclusive license agreement. Under the 2008 amended and restated exclusive sublicense agreement, the Company has granted Luitpold the same exclusive sublicense rights under the Harvard and ZymoGenetics intellectual property. However, Luitpold is no longer required to make milestone or minimum royalty payments to the Company. The 2008 amended and restated sublicense agreement continues to set forth certain obligations and rights regarding the maintenance and enforcement of the licensed intellectual property rights. The term of the 2008 amended and restated exclusive sublicense agreement does not expire until 2026 and the termination rights remain unchanged from the 2003 agreement.

Under the 2008 exclusive license agreement, Luitpold is granted the exclusive right to apply any intellectual property owned or controlled by the Company, excluding the Harvard and ZymoGenetics intellectual property, to applications above the neck in humans and in all veterinary applications. This right also extends to any future intellectual property rights developed or acquired by the Company for

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

4.    Agreements with Luitpold Pharmaceuticals, Inc. (continued)

a specified period of time. The agreement and Luitpold’s royalty obligations will expire upon the later of the date when the licensed patents have all expired or December 31, 2026. If a licensed patent has not been issued by a certain date, then Luitpold’s royalty rate will be reduced. The exclusive license agreement also includes sale restrictions for both parties. Under the agreement, the Company is only permitted to sell products containing the licensed technology, directly or indirectly, to entities who do not have a valid dental or veterinary license, or equivalent outside of the United States. Luitpold is only permitted to sell products containing the licensed technology, directly or indirectly, to any individual who has a valid dental or veterinary license, or equivalent qualification outside of the United States. Luitpold is permitted, however, certain limited exceptions to this sales restriction in the United States and Canada for any product that it obtains a regulatory approval for a craniofacial indication. In addition, the Company has agreed to a non-compete provision that provides that until six months following the expiration of Luitpold’s royalty obligation, the Company will not directly or indirectly, sell or distribute any licensed products for applications above the neck in humans or in any veterinary application. If the Company is acquired by a third party, this non-compete provision will only prevent the acquirer from selling rhPDGF-BB containing products.

Under the 2008 exclusive license agreement, the Company also granted Luitpold a nontransferable right of first negotiation to apply certain new technology to applications above the neck in humans or veterinary applications. This new technology includes new growth factor products and new matrix materials that the Company develops that are subject to third party license agreements that the Company enters into prior to a certain date.

Agreement Terminating the Manufacturing and Supply Agreement

This agreement terminates the Company’s 2003 manufacturing and supply agreement with Luitpold, which obligated Luitpold to purchase all of its requirements for GEM 21S from the Company and obligated the Company to meet such requirements to the extent they were consistent with Luitpold’s forecasts.

Agreement Terminating Research, Development and Marketing Agreement

This agreement terminates the Company’s 2003 research, development and marketing agreement, which outlined the Company’s obligations to Luitpold to support its marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. The 2008 agreement terminates all obligations under the 2003 research, development and marketing agreement, except the Company’s obligation to obtain EU regulatory approval for GEM 21S, and to transfer ownership of that approval to Luitpold. In addition, Luitpold remains obligated to pay the Company a $10,000,000 milestone payment following the EU regulatory approval. This payment must be made with thirty days of the Company executing the necessary documents to transfer the approval to Luitpold.

Upon executing the 2003 research, development and marketing agreement, Luitpold paid the Company $10,000,000 to compensate for the cost of product development incurred prior to the contract and up to FDA approval, including costs of completing the clinical trials, regulatory activities and any post marketing or other studies required as a condition of the initial approvals. In accordance with the provisions of EITF 00-21 and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company amortized the $10,000,000 proceeds related to the initial research and development payment over the term of the research and development activities up to the Company’s estimated approval date for GEM 21S, which was estimated to be October 2005. The estimated approval date was based on the Company’s knowledge of the review process and review/approval timing of other devices by the FDA. Actual approval was received in November 2005. The effect of the change in the accounting estimate resulted

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

4.    Agreements with Luitpold Pharmaceuticals, Inc. (continued)

in a decrease in revenue of $2,447,723 and in earnings per share of $1.55 for the year ended December 31, 2004 and a corresponding increase in revenue of $2,447,723 and earnings per share of $1.54 for the year ended December 31, 2005, with no impact for the years ended December 31, 2007 and 2006. The $10,000,000 proceeds of the agreement were fully amortized as of December 31, 2005. Additionally, the Company began post-marketing clinical studies in December 2002, and in 2004, the Company reached an agreement with Luitpold, whereby Luitpold agreed to pay for the post-marketing studies. In accordance with the provisions of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the provisions of EITF 00-21 and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company recorded collaborative research and development revenues related to these agreements of $0, $211,896 and $4,334,515 during the years ended December 31, 2007, 2006 and 2005, respectively.

Trademark License and Concurrent Use Agreement

Under this agreement, Luitpold grants to the Company the royalty-free right to continue to use GEM family trademarks during a transition period that expires on January 4, 2009. Luitpold also grants the Company a royalty-free perpetual license to use the GEM family trademarks on the Company’s website and in investor and public relations materials in reference to Luitpold’s products and the Company’s historical development work.

Supply Agreement

This is a commercial supply agreement under which the Company will supply Luitpold with bulk supply of rhPDGF for commercial sale. Under the terms of the agreement, the Company will exclusively supply Luitpold with rhPDGF for use within the dental and cranio-maxillofacial fields. Luitpold is not obligated to purchase minimum specified quantities of rhPDGF from the Company. Under the agreement, the annual product prices Luitpold is obligated to pay vary depending on the Company’s average price that it pays to Novartis Vaccines and Diagnostics (‘‘Novartis’’), the Company’s source supplier of rhPDGF. Luitpold is also obligated to pay a handling charge. The agreement will expire upon the expiration of the 2008 exclusive license agreement and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date. Upon thirty days’ written notice, at anytime after December 31, 2018 Luitpold may elect not to be bound by the exclusive obligation to purchase rhPDGF from the Company. If Novartis terminates its supply agreement with the Company and the Company is permitted to obtain a minimum supply of rhPDGF during a transition period, then Luitpold will be entitled to its pro-rata share of the rhPDGF based on Luitpold’s purchases during the prior year.

Product Sales, Royalty Income and Sublicense Fee Income

Under the 2003 exclusive sublicense agreement with Luitpold, in exchange for the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S, Luitpold was obligated to pay royalties on its net sales to the Company. Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis. Sales revenue of $5,039,608, $2,592,228 and $60,000 has been recognized for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, royalty income of $1,213,481, $569,065 and $30,935 has been recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005. As a result, the Company received an initial milestone payment related to the 2003 exclusive sublicense agreement in the amount of $15,000,000 from Luitpold. In December 2007, the Company

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

4.    Agreements with Luitpold Pharmaceuticals, Inc. (continued)

received an additional $5,000,000 from Luitpold for the second anniversary of GEM 21S approval. In accordance with the provisions of EITF 00-21 and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company is amortizing the $15,000,000 and $5,000,000 proceeds over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026. At December 31, 2007, the Company’s deferred revenue balance was $18,465,904. Sublicense fee revenues of $740,630, $709,841 and $83,625 for the years ended December 31, 2007, 2006 and 2005, respectively, represent the amortization of the $20,000,000 proceeds.

In addition, the Company expects to receive a $10,000,000 payment from Luitpold upon the future EU approval of GEM 21S.

5.    Inventory

Inventory at December 31 is summarized as follows:

	2007	2006
Raw materials	$787,132	$3,154,809
Work in progress	—	165,230
Finished goods	—	97,217
	787,132	3,417,256
Less allowance for excess, obsolete or scrapped inventory	—	(10,000)
	$787,132	$3,407,256

As of December 31, 2007, the Company’s inventory is comprised of raw materials that will be used in the syringe manufacturing process in anticipation of orthopedic sales. Sales of GEM OS1 in Canada could begin in early 2009. The Company has classified its inventory as non-current for the year ended December 31, 2007.

Also as of December 31, 2007, the Company held GEM 21S inventory that was subsequently sold to Luitpold on January 4, 2008. This inventory is reflected as assets held for sale on the Company’s consolidated balance sheet and consists of bulk drug substances, filled syringes, filled cups and finished kits.

At December 31, 2006, inventory consisted of bulk drug substances used in the manufacturing of the Company’s products. Work in progress consisted of filled syringes and cups that are to be packaged in the finished kits to be sold to consumers. Finished goods consisted of packed GEM 21S kits ready for sale. Shipping and handling costs are included in the cost of sales of the product.

As of December 31, 2007 and 2006, inventory reserves of $0 and $10,000, respectively, have been recorded for obsolescence, shrinkage and potential scrapping of product batches that may not be released for sale.

6.    Assets Held for Sale

Assets held for sale are reflected on the Company’s consolidated balance sheet as of December 31, 2007 and consist of GEM 21S inventory of $3,389,684 and equipment of $47,227, net. These assets were subsequently sold to Luitpold on January 4, 2008.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

7.    Property and Equipment

Property and equipment at December 31 is summarized as follows:

	2007	2006
Equipment, computers and purchased software	$2,406,784	$1,454,358
Furniture and fixtures	693,585	482,155
Leased equipment	99,486	76,272
Construction in process	701,462	124,055
Leasehold improvements	4,006,909	3,146,352
	7,908,226	5,283,192
Less accumulated depreciation and amortization	(2,348,296)	(1,350,155)
	$5,559,930	$3,933,037

In May 2007, the Company entered into a new lease agreement for approximately 9,000 square feet of additional office space at its current headquarters in Franklin, Tennessee, bringing the total space to approximately 32,000 square feet. Office equipment, computers, furniture and fixtures and leasehold improvements totaling $951,265 encompassing the additional space have been capitalized and are being amortized over the lesser of the useful life or the term of the lease.

In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. Equipment engineering design and planning costs totaling $541,498 have been incurred for the year ended December 31, 2007 and are included in construction in process.

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

The November 2005 receipt of $15,000,000 from Luitpold (see Note 4) triggered a sublicense patent fee payment of $1,500,000 to Harvard under the Company’s patent license agreement.

In June 2006, the Company initiated a registration trial for its orthopedic product GEM OS1. The trial triggered a milestone payment of $500,000 to ZymoGenetics under the Company’s January 2003 patent license agreement with ZymoGenetics. The payment has been capitalized as patent license fees and will be amortized over the remaining patent life of 4.1 years.

Each of these milestone transactions has been capitalized as a patent license fee and is being amortized over the life of the patent licenses. The Company has capitalized $11,128,492, $10,752,465 and $10,171,312, of costs related to the acquisition of its patent licenses as of December 31, 2007, 2006 and 2005, respectively. The Company has recorded $2,233,698, $2,115,987 and $651,601 of patent license fee amortization for the years ended December 31, 2007, 2006 and 2005, respectively.

Based on agreements in place and payments made as of December 31, 2007, amortization of capitalized patent license fees is expected to not be less than $2,464,886 for the year ended December 31, 2008, $1,965,642 for the year ended December 31, 2009 and $1,184,339 for the year ended December 31, 2010.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

9.    Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. The Company also paid a refundable deposit of $375,000 upon signing a new lease in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.

In addition, the Company has paid deposits totaling $2,093,823 for equipment that will be used in the new manufacturing facility.

10.    Investments in Marketable Securities

As of December 31, 2007, the Company had investments of $41,800,000 in marketable securities, primarily from the proceeds of the February 2007 secondary public offering. The Company did not have any investments in marketable securities in 2006. The Company recorded investment income (including realized gains and losses) on its investment portfolio of $1,951,545 for the year ended December 31, 2007. At December 31, 2007, the Company had accrued interest receivables of $114,284 related to its investments in marketable securities. At December 31, 2007, the Company did not have any unrealized gains or losses on available-for-sale securities.

The Company invests in auction rate securities and municipal bonds with AAA credit ratings. Substantially all of the Company’s auction rate security investments are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (‘‘FFELP’’). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

Every 28 days a Dutch auction is held by dealers and a rate of interest is set that matches buyers and sellers. After successful auctions in January 2008, some auctions in February and March 2008 failed when demand for bonds in the auction rate market was insufficient to clear the market. In the case of failed auctions, the investor receives a penalty rate of interest, which is higher than the market rate. Due to the lack of liquidity, the investor holds the bonds until the next auction date when another attempt at a successful auction is made.

The Company believes that, given the federal government backing of the majority of the Company’s investments, the failed auctions are not due to the deteriorating credit quality of the investments, but rather the current overall U.S. credit crisis and market illiquidity. As a result, the Company believes the investments are not significantly impaired because of the FFELP backing and because cash from the investments is not urgently required. The Company’s near-term cash requirements will be satisfied by existing cash balances and through cash generated from the January 2008 sale of its orofacial therapeutic business to Luitpold. The investments are classified as long-term because the Company does not anticipate liquidating the investments over the next twelve months.

At December 31, 2007, investments in marketable securities classified as available-for-sale included the following:

Available-for-sale	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction rate securities and municipal bonds, all with contract maturities beginning after December 31, 2007	$41,800,000	$—	$—	$41,800,000

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

11.    Other Accrued Expenses

Other accrued expenses at December 31 are summarized as follows:

	2007	2006
Royalties payable	766,392	398,147
Professional fees	287,715	388,896
Contract manufacturing	85,737	216,084
Taxes and licenses	37,384	195,300
Other	24,049	15,087
	$1,201,277	$1,213,514

12.    Deferred Liability

The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005. As a result of the FDA approval, the Company is required to pay milestone payments totaling $10,050,000 to suppliers or patent licensors.

Under the Company’s July 2004 commercial supply agreement with Chiron Corporation (now Novartis Vaccines and Diagnostics (‘‘Novartis’’)) for rhPDGF, the Company was obligated as of the date of FDA approval to pay Novartis a total of $5 million as a milestone payment. Based on the guidance in SFAS No. 2, Accounting for Research and Development Costs, the Company accrued and expensed the $5 million obligation as research and development during 2005. Under this agreement, the Company was obligated to pay $1,250,000 to Novartis within thirty days of the FDA’s approval of GEM 21S. In addition, the Company is required to pay Novartis the remaining $3,750,000 in annual installments of $1,250,000 each November for the three years 2006 to 2008. As of December 31, 2007, a current liability of $1,250,000 has been recorded for the remaining balance.

13.    Commitments and Contingencies

Operating Leases

The Company maintains operating leases for the use of office space at the Company’s headquarters in Franklin, Tennessee, as well as for the use of various business equipment.

In May 2007, the Company entered into a new lease agreement effective January 1, 2007 with Noblegene Development LLC (‘‘Noblegene’’) for additional office space and to extend the lease term. This lease replaced in its entirety the Company’s previous lease with Noblegene dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at the Company’s headquarters in Franklin, Tennessee. Under the terms of the lease, the Company pays Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. The office space lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances.

Under the original lease terms, the Company had been provided a rent credit of $106,831 to be used towards improvements. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000). This rent credit was used toward leasehold improvements in

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

13.    Commitments and Contingencies (continued)

2007. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company had recorded these tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and related expenses associated with the office space of $632,257, $406,486 and $382,836 for the years ended December 31, 2007, 2006 and 2005, respectively.

In August 2007, the Company entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building the Company will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, the Company’s lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2,500,000 to reimburse the Company for construction costs associated with building out the leased space. The tenant improvement allowance represents the Company’s portion of a $5 million grant awarded to Noblegene for the construction of the new building. The Company will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately September 2008. The Company has the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit of $375,000 to Noblegene for the new building. The Company has recorded this deposit in its consolidated balance sheet.

The future commitments as of December 31, 2007 under these operating lease agreements are as follows:

2008	$850,202
2009	1,375,708
2010	1,416,979
2011	1,459,488
2012	1,503,273
Thereafter	8,089,772
Total	$14,695,422

Rental expense for all operating leases was $869,105, $511,001 and $433,781 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company began subleasing a portion of its space to two organizations in 2005. Each organization has a three year lease commitment. Rental income was $36,565, $38,659 and $7,442 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in rental income in the accompanying consolidated statements of operations. Future minimum sublease rents are expected to be not less than $22,398 for 2008.

Capital Leases

The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at December 31, 2007, 2006 and 2005 totaled $68,133, $60,240 and $0, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

13.    Commitments and Contingencies (continued)

The future commitments as of December 31, 2007 under these capital lease agreements are as follows:

	Principal	Interest	Total
2008	$17,351	$2,953	$20,304
2009	18,187	2,117	20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
2012	3,028	52	3,080
Total	$70,251	$6,800	$77,051

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

Supply Agreements

The Company has executed supply agreements with Novartis and Kensey Nash. Under these agreements, the Company has minimum purchase commitments totaling $2,626,526 for 2008 and estimated at $2,757,852 for 2009, $2,895,745 for 2010 and $3,040,533 for 2011.

Novartis/Chiron

In July 2004, the Company entered into a commercial supply agreement with Chiron Corporation (now Novartis) that will permit it to obtain bulk supply of rhPDGF for commercial sale. Under the terms of the agreement, Novartis will exclusively supply the Company with rhPDGF for use in certain periodontal and orthopedic applications. The Company is obligated to purchase minimum specified quantities of rhPDGF. Under the agreement, the annual product prices the Company is obligated to pay vary depending on the quantity of rhPDGF ordered. Additionally, the price that the Company is obligated to pay is subject to annual adjustment based on the Producer Price Index for Pharmaceutical Preparations. The Company is also obligated to make certain milestone payments to Novartis.

The agreement covers a seven-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date. If Novartis terminates the agreement, it is required to provide the Company with a minimum supply of rhPDGF during a transition period and required to transfer to the Company the necessary manufacturing technology enabling the Company to set up an alternative source of rhPDGF.

Kensey Nash

In June 2005, the Company entered into an agreement with Kensey Nash to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

13.    Commitments and Contingencies (continued)

sports medicine applications. Under the agreement, Kensey Nash will exclusively manufacture and supply the scaffold materials for the Company and the Company will be responsible for final formulation, fill and finish activities. The Company is responsible for obtaining U.S. and foreign regulatory approvals for any resulting products, and is required to commercialize any resulting products in the United States within 12 months of receipt of FDA approval. The Company has the exclusive right to distribute and sell the resulting products worldwide. In addition, the Company agreed to pay royalties to Kensey Nash based on net sales of commercial products worldwide for the term of the agreement.

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

14.    Capital Shares

Prior to May 2006, the Company had funded its operations through the issuance of redeemable, preferred stock. The Company evaluated each class of redeemable, convertible preferred stock in accordance with the guidance contained in EITF Topic D-98, Classification and Measurement of Redeemable Securities (‘‘EITF Topic D-98’’), SAB Topic 3(C), Redeemable Preferred Stock, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (‘‘SFAS No. 150’’). Although the terms of each series of preferred stock did not result in any series of the Company’s preferred stock being considered mandatorily redeemable as defined in SFAS 150, the terms of each series of preferred stock did allow the holders of each series of preferred stock to redeem the respective series of preferred stock under certain circumstances outside of the control of the Company. As such, prior to May 2006, the Company classified each series of redeemable, convertible preferred stock outside of permanent equity on the accompanying consolidated balance sheets. In addition, since each series of redeemable, convertible preferred stock was initially recorded at the original issuance price less the issuance costs, the Company accreted the carrying value of each series of redeemable, convertible preferred stock to its redemption value using the effective interest method in accordance with EITF Topic D-98.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

14.    Capital Shares (continued)

In May 2006, the Company’s board of directors approved a 1.5 to one stock split for all capital stock as previously approved by the Company’s stockholders. All common and preferred stock share and per share amounts in the consolidated financial statements have been adjusted retroactively to reflect this stock split.

On May 12, 2006, through its Restated Certificate of Incorporation, the Company approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.

Also in May 2006, the Company completed an initial public offering (‘‘IPO’’) of 4,600,000 shares of its common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of redeemable, convertible preferred stock were converted into an aggregate of 9,221,340 shares of common stock.

In February 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which includes 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock being offered, 2,517,111 shares of common stock were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.7 million to the Company and $11.8 million to the selling stockholders. As of December 31, 2007, the $39.7 million net proceeds to the Company are invested in auction rate securities and government bonds with AAA credit ratings. The Company did not receive any of the $11.8 million proceeds from the sale of stock by the selling stockholders.

15.    Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the ‘‘option plan’’). The option plan provides that stock options, other equity interests or equity-based incentives in the Company may be granted to key personnel of the Company at an exercise price determined by a committee, comprised of elected board members, at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.

Subsequent to the Company’s IPO, the exercise price was determined based on the closing price of the Company’s common stock on the Nasdaq Global Market on the day of the grant. Prior to the Company’s IPO, the exercise price was reviewed and modified as significant events occurred. In making its determinations regarding fair value of common stock, the Company’s board of directors considered a number of company and industry specific factors, including sales of preferred stock, the liquidation preference attributable to the preferred stock, achievement of milestones relating to the Company’s product and product candidates, and the Company’s expectation to continue incurring operating losses for the next several years as it continues to fund its research and development programs. In addition to considering all of the factors described above, the board of directors used an income approach with a discounted cash flow methodology. The board of directors’ significant assumptions included its estimates of future cash flows and the discount rate.

In contemplation of the IPO, the board of directors reassessed the fair value of the Company’s common stock for 2005 and for the first quarter of 2006. Based on this retrospective analysis, the

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

15.    Stock-Based Compensation (continued)

Company determined that certain options issued during 2005 and the first quarter of 2006 had exercise prices that were below the reassessed fair value of the common stock for such periods, so the Company recorded additional compensation expense to the extent the reassessed fair value exceeded the exercise price of the options. This expense will be amortized through the first quarter of 2010.

As of December 31, 2007, 2006 and 2005 under the option plan, a total of 2,660,392, 2,250,000 and 2,250,000 shares of common stock, respectively, have been authorized by the board of directors for issuance, and options for 1,946,902, 1,509,839 and 1,381,458 shares of common stock, respectively, were issued and outstanding. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. At December 31, 2007, 2006 and 2005, a total of 315,112, 507,961 and 838,167 shares, respectively, remained available for future issuance pursuant to the option plan.

The Company’s net loss includes compensation costs related to its stock-based compensation arrangements of $1,651,130 for the year ended December 31, 2007. No income tax benefit related to the Company’s stock-based compensation arrangement is included in its net losses.

Information relating to the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Options at January 1, 2005	909,600	$2.08
Granted	503,358	$3.63
Exercised	(30,375)	$1.27
Forfeited, tendered or expired	(1,125)	$5.20
Options at December 31, 2005	1,381,458	$2.67
Granted	349,206	$4.68
Exercised	(201,825)	$0.61
Forfeited, tendered or expired	(19,000)	$4.90
Options at December 31, 2006	1,509,839	$3.38	5.8 years	$18.1
Granted	652,901	$14.28
Exercised	(166,178)	$1.90
Forfeited, tendered or expired	(49,660)	$8.30
Options at December 31, 2007	1,946,902	$7.03	7.0 years	$30.8
Options exercisable at December 31, 2007	790,719	$3.79	6.5 years	$10.7

Based on the Company’s stock option grants outstanding at December 31, 2007, the Company has estimated the remaining unrecognized stock-based compensation expense to be $5,728,133 with a weighted average remaining amortization period of 2.5 years.

The Company granted options of 583,150, 299,750 and 439,773 shares to employees in 2007, 2006 and 2005, respectively. The Company has recorded compensation expense of $1,573,392, $707,463 and $133,116 related to the issuance of the options to employees for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company granted options of 47,251, 15,406 and 38,385 shares to members of the board of directors in 2007, 2006 and 2005, respectively. The Company has recorded compensation expense of $77,738, $5,132 and $43,967 related to the issuance of the options to members of the board of directors for the years ended December 31, 2007, 2006 and 2005, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

15.    Stock-Based Compensation (continued)

The Company granted options of 22,500, 34,050 and 25,200 shares to consultants in 2007, 2006 and 2005, respectively. The Company has recorded professional services expense of $41,057, $126,586 and $46,996 related to the issuance of the options to consultants for the years ended December 31, 2007, 2006 and 2005, respectively.

For periods presented prior to the adoption of SFAS 123(R), pro forma information regarding net loss and earnings per share as required by SFAS 123(R) has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over each option’s vesting period. The Company’s pro forma information for the year ended December 31, 2005 is as follows:

Net loss	$(12,042,254)
Pro forma compensation expense from stock options	(65,423)
Pro forma net loss	$(12,107,677)
Basic and diluted earnings per share:
As reported	$(7.59)
Pro forma	$(7.63)

2005 Employee Stock Purchase Plan

During 2005, the Company’s board of directors approved the adoption of the 2005 Employee Stock Purchase Plan (the ‘‘purchase plan’’). The Company’s purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly market price.

Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of December 31, 2007 and 2006, respectively, there were 183,606 and 194,583 shares available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized $23,742 and $23,248 of stock-based compensation expense for the purchase plan during the years ended December 31, 2007 and 2006, respectively.

16.    Income Taxes

At December 31, 2007, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $42,271,359 that will begin to expire in 2022. State NOL carryforwards at December 31, 2007 totaled $29,006,396 and will expire between 2017 and 2022. The use of deferred tax assets including federal net operating losses are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, management believes that there is not sufficient evidence at December 31, 2007 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

The valuation allowance was $23,110,057 and $14,708,093 at December 31, 2007 and 2006, respectively. The valuation allowance increased by $8,401,964 in the year ended December 31, 2007.

The Company’s ability to use its NOL carryforwards could be limited and subject to annual limitations. In connection with future offerings, the Company may realize a ‘‘more than fifty percent

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

16.    Income Taxes (continued)

change in ownership’’ which could further limit its ability to use its NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of its NOL for federal income tax purposes.

In 2003, the Company paid alternative minimum taxes of $69,862. The tax payment was reflected as a federal income tax expense in the 2003 financial statements. In 2007, the IRS refunded the payment. The refund of $69,862 plus accrued interest is reflected on the Company’s condensed consolidated statements of operations as a federal income tax benefit.

As a result of implementing FIN 48, effective January 1, 2007, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on its financial condition or results of operations as of and for the year ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

The provision (benefit) for income taxes consists of the following amounts:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$(74,291)	$—	$—
State	—	—	—
Total current	(74,291)	—	—
Deferred:
Federal	(7,798,703)	(6,058,771)	(3,969,329)
State	(603,261)	(425,359)	(278,669)
Total deferred	(8,401,964)	(6,484,130)	(4,247,998)
Total benefit, before valuation allowance	(8,476,255)	(6,484,130)	(4,247,998)
Change in valuation allowance	(8,401,964)	6,484,130	4,247,998
Total provision (benefit), after valuation allowance	$(74,291)	$—	$—

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

16.    Income Taxes (continued)

The net deferred income taxes as of December 31 include the following amounts of deferred income tax assets and liabilities:

	2007	2006
Deferred tax assets – current	$—	$5,715
Deferred tax assets – noncurrent:
Net operating loss carryforwards	15,616,636	8,738,090
Fixed assets (tax basis difference)	297,756	106,580
Intangibles (tax basis difference)	177,808	147,584
Deferred revenue	6,760,367	5,445,364
Deferred compensation on stock options	112,553	72,307
Other	144,937	193,550
Total deferred tax assets – noncurrent	23,110,057	14,703,475
Total gross deferred tax assets	23,110,057	14,709,190
Deferred tax liabilities	—	(1,097)
Valuation allowance	(23,110,057)	(14,708,093)
Net deferred tax assets	$—	$—

The Company’s deferred income taxes relate principally to deferred revenue, deferred compensation and federal and state net operating loss carryforwards.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	2007	2006
Federal income tax benefit at U.S. statutory rates	$(8,383,055)	$(5,846,671)
State income taxes, net of federal benefit	(909,784)	(700,925)
Permanent differences	598,220	291,552
Change in valuation allowance	8,401,964	6,484,130
Other	218,364	(228,086)
Total income tax (benefit) for continuing operations	$(74,291)	$—

17.    Employee Benefits

401(k) Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution plan covering substantially all its employees fulfilling minimum age and service requirements. Participation in the plan is optional. The expenses associated with this plan were $3,186, $2,960 and $2,400 in 2007, 2006 and 2005, respectively. In 2007, the Company provided matching contributions of up to 4% of eligible employee compensation. As a result, $133,753 of compensation expense was recorded for the year ended December 31, 2007. No contributions were made by the Company for the years ended December 31, 2006 and 2005.

Section 125 Cafeteria Plan

Effective May 10, 2004, the Company began offering employees the benefit of participating in a Section 125 Cafeteria Plan, which covers employee benefit coverage such as health, dental, life and

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

17.    Employee Benefits (continued)

disability insurance. Participation in the plan is optional. The expenses associated with this plan were $2,349, $2,001 and $1,389 in 2007, 2006 and 2005, respectively. The Company made contributions of $200,625, $397,471 and $228,214 for years ended December 31, 2007, 2006 and 2005, respectively.

18.    Related Party Transactions

Intellectual Property

The Company’s President and Chief Executive Officer, Dr. Samuel Lynch, was a professor at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties they receive from successful intellectual property licenses with the faculty members that invented such intellectual property. As of January 31, 2008, Harvard has paid to Dr. Lynch a total of $655,298 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

Lease Agreement

The Company maintains operating lease agreements with Noblegene for the use of office space at the Company’s headquarters in Franklin, Tennessee. Dr. Lynch, the Company’s President and Chief Executive Officer, owned fifty percent of the interests in Noblegene at the time the Company entered into the lease agreements. In March 2008, Dr. Lynch sold his interest in Noblegene to his business partner, who now owns one hundred percent of Noblegene. Since the owner of Noblegene is a brother-in-law of Dr. Lynch’s wife, Noblegene continues to be a related party. Other than the consideration to buy Dr. Lynch’s interest in Noblegene, Dr. Lynch has not received any amounts from Noblegene for the lease because Noblegene has operated at a loss and has not made any distributions of profits to its members. Dr. Lynch will not receive any future amounts from Noblegene for the lease.

Consulting Agreement with a member of the Board of Directors

In August 2007, the Company entered into a two-year consulting agreement with Gary E. Friedlaender, M.D. for consulting services relating to the use of biological products to treat orthopedic injuries and conditions. The 2007 agreement extends the consulting relationship that the Company had with Dr. Friedlaender pursuant to an August 2006 consulting agreement, which had replaced the July 2001 consulting agreement.

In September 2006, the Company appointed Dr. Friedlaender as a member of its board of directors. Prior to the August 2006 agreement and the September 2006 appointment, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. For the years ended December 31, 2007, 2006 and 2005, respectively, the Company paid Dr. Friedlaender $50,938, $11,375 and $0 for consulting services performed pursuant to the August 2007 and August 2006 agreements.

Consulting Agreement with Former Member of the Board of Directors

In August 2007, the Company entered into a one-year consulting agreement with a former member of its board of directors, under which the former board member provides consulting services

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

18.    Related Party Transactions (continued)

to the Company relating to the non-clinical development of its products and interactions and filings with the FDA. The 2007 agreement extends the consulting relationship that the Company had with the former board member pursuant to an August 2006 consulting agreement, which had replaced the February 2002 agreement.

The consultant was a member of the Company’s board of directors until resigning on September 22, 2006. The Company paid the former board member $15,000 in 2005 and $15,375 in 2006 (as of the date of resignation) for consulting services performed.

19.    Unaudited Information

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results.

	Revenue	Loss From Operations	Net Loss	Net Loss Attributable to Common Stockholders	Net Loss Attributable to Common Stockholders Per Share – Basic & Diluted
Year ended December 31, 2007
1st Quarter	$365,713	$(6,430,189)	$(5,694,314)	$(5,694,314)	$(0.34)
2nd Quarter	488,258	(7,320,388)	(6,371,218)	(6,371,218)	(0.35)
3rd Quarter	1,664,629	(6,822,679)	(5,629,770)	(5,629,770)	(0.31)
4th Quarter	4,511,684	(7,746,760)	(6,886,450)	(6,886,450)	(0.37)

	Revenue	Loss From Operations	Net Loss	Net Loss Attributable to Common Stockholders	Net Loss Attributable to Common Stockholders Per Share – Basic & Diluted
Year ended December 31, 2006
1st Quarter	$391,665	$(4,015,790)	$(3,687,083)	$(3,789,790)	$(2.22)
2nd Quarter	1,133,564	(4,372,877)	(3,871,809)	(3,901,128)	(0.42)
3rd Quarter	709,548	(4,912,870)	(4,214,456)	(4,214,456)	(0.27)
4th Quarter	1,899,162	(5,926,873)	(5,290,716)	(5,290,716)	(0.34)

20.    Seasonality

In the first half of 2006, the Company recognized its first product sales as Luitpold acquired inventory after the November 2005 FDA approval of GEM 21S. However, in 2007, a more substantial portion of the Company’s product sales for GEM 21S were recognized in the third and fourth quarters, with a lower portion of such product sales in the first and second quarters. The manufacturing and supply agreement with Luitpold obligated Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company was obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. In January 2008, the Company completed a transaction to sell its remaining orofacial therapeutic business.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)

21.    Subsequent Event

In December 2007, the Company entered into a definitive asset purchase agreement with Luitpold to sell to Luitpold the Company’s remaining orofacial therapeutic business. Under that agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to the Company’s future orthopedic and sports medicine products, Luitpold is granted the right to adapt those products to dental applications. That transaction, which was completed in January 2008, will enable the Company to focus its expertise and its future development efforts on its orthopedic and sports medicine product candidates, and provides additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization. The Company will receive $40,000,000 in cash as a result of the transaction, plus $3,389,832 in cash from the sale of existing inventory, and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2008

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch Samuel E. Lynch, D.M.D., D.M.Sc. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signatures	Capacity	Dates

/s/ Samuel E. Lynch	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2008

Samuel E. Lynch, D.M.D., D.M.Sc.

/s/ Larry Bullock	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008

Larry Bullock

/s/ Larry W. Papasan	Chairman of the Board of Directors	March 12, 2008

Larry W. Papasan

/s/ Chris Ehrlich	Director	March 12, 2008

Chris Ehrlich

/s/ Charles Federico	Director	March 12, 2008

Charles Federico

/s/ James G. Murphy	Director	March 12, 2008

James G. Murphy

/s/ Douglas Watson	Director	March 12, 2008

Douglas Watson

 Exhibit Index

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006)
3.2		Form of Amended and Restated Bylaws (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)
4.1		Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)
10	.1**	License Agreement between the registrant and President and Fellows of Harvard College, dated as of April 10, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.2**	Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of March 28, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)
10	.3**	Second Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of January 21, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)
10	.4**	Letter Agreement between the registrant and ZymoGenetics, Inc., dated October 17, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.5**	Manufacturing and Supply Agreement between the registrant and Chiron Corporation, dated as of July 28, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.6**	Supply Agreement between the registrant and Orthovita, Inc. dated as of August 2, 2002 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.7**	Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)
10.8		Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)
10	.9**	Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

Exhibit No.		Description
10	.10**	Development, Manufacturing and Supply Agreement between the registrant and Kensey Nash Corporation, dated as of June 28, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.11*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.12*	2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.13*	Employment Agreement, effective as of November 30, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.14*	Amendment to Employment Agreement, effective as of December 1, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.15*	Employment Agreement, effective as of December 18, 2003, by and between the registrant and Larry Bullock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.16*	Employment Agreement, effective as of December 8, 2003, by and between the registrant and Charles E. Hart, Ph.D. (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.17*	Employment Agreement, effective as of June 6, 2002, by and between the registrant and Mark Citron (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.18*	Employment Agreement, effective as of September 1, 2002, by and between the registrant and James Monsor (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.19*	Employment Agreement, effective as of July 5, 2005, by and between the registrant and Steven N. Hirsch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.20*	Employment Agreement, effective as of May 31, 2005, by and between the registrant and Earl Douglas (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.21**	Patent Purchase Agreement by and among the registrant and Institute of Molecular Biology, Inc dated November 16, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

Exhibit No.		Description
10.22		Amendment No. 1 to Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.23		Amendment No. 1 to Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10	.24**	Letter Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)
10.25		Form of indemnification agreement by and between the registrant and each executive officer and director (Incorporated by reference to the registrant’s Form 8-K filed on June 22, 2006)
10.26		Amended and Restated Information and Registration Rights Agreement dated October 21, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)
10.27		Amendment to the Amended and Restated Information and Registration Rights Agreement dated April 29, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)
10.28		Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)
10.29		Second Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)
10.30		Third Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 5, 2006)
10.31		Amendment to 2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-139291) filed on December 12, 2006)
10.32		Lease Agreement between the registrant and Noblegene Development, LLC dated January 1, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007)
10.33		Lease Agreement between the registrant and Noblegene Development, LLC dated August 17, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on August 21, 2007)
10	.34**	Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated December 14, 2007
10	.35**	Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

Exhibit No.		Description
10	.36**	Exclusive License Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008
10	.37**	Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008
10.38		Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008
10.39		Agreement Terminating Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008
10.40		Amendment and Waiver Agreement with respect to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008
10	.41*	Employment Agreement, effective as of January 1, 2008, by and between the registrant and Dr. Samuel E. Lynch
21.1		Subsidiaries of the registrant
23.1		Consent of Ernst & Young LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certification of the Chief Executive Officer
32.2		Section 1350 Certification of the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement
**	Confidential treatment has been requested for portions of this exhibit