Form 10-Q
period 2008-03-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2008-05-09
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer’’, ‘‘large accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes       No.

As of May 5, 2008, there were issued and outstanding 18,518,680 shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$35,164,801	$25,482,587
Receivables – trade	13,900	2,243,318
Receivables – other	425,332	1,144,755
Prepaid expenses	414,053	681,189
Assets held for sale	—	3,436,911
Total current assets	36,018,086	32,988,760
Marketable securities	57,600,000	41,800,000
Inventory	2,008,942	787,132
Receivables – long term	9,549,080	—
Property and equipment, net	5,504,603	5,559,930
Capitalized patent license fees, net	5,505,475	6,003,321
Deposits	2,904,000	2,478,823
Total assets	$119,090,186	$89,617,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,956,359	$4,150,093
Accrued payroll, employee benefits and payroll taxes	1,029,811	1,665,838
Other accrued expenses	814,435	1,201,277
Current portion of capital lease obligations	17,557	17,351
Deferred liability	1,250,000	1,250,000
Deferred revenue	971,188	973,849
Total current liabilities	9,039,350	9,258,408
Accrued rent – related party	371,464	362,200
Capital lease obligations	48,433	52,900
Deferred revenue	17,252,584	17,492,055
Total liabilities	26,711,831	27,165,563
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 37,500,000 shares authorized;
18,457,285 shares issued and outstanding as of March 31, 2008;
18,351,312 shares issued and outstanding as of December 31, 2007	18,457	18,351
Additional paid-in capital	127,814,492	126,791,861
Accumulated other comprehensive loss	(2,400,000)	—
Accumulated deficit	(33,054,594)	(64,357,809)
Total stockholders’ equity	92,378,355	62,452,403
Total liabilites and stockholders’ equity	$119,090,186	$89,617,966

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Product sales	$—	$24,548
Royalty income	227,172	158,615
Sublicense fee income	242,132	175,029
Rental and other income	18,431	7,521
Total revenues	487,735	365,713
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	19,102
Research and development	6,141,223	3,943,522
General and administrative (a)	2,344,427	2,047,689
Depreciation and capital lease amortization	355,793	244,480
Patent license fee amortization	616,222	541,109
	9,457,665	6,795,902
Loss from operations	(8,969,930)	(6,430,189)
Interest income, net	211,664	563,954
Investment income, net	882,062	171,936
Gain (loss) on disposal of equipment	5,025	(15)
Gain on disposal of orofacial therapeutic business	39,296,894	—
Income (loss) before income taxes	31,425,715	(5,694,314)
Income taxes	122,500	—
Net income (loss)	$31,303,215	$(5,694,314)
Net income (loss) per common share:
Basic	$1.70	$(0.34)
Diluted	$1.62	$(0.34)
Weighted average shares used to compute net income (loss) per common share:
Basic	18,366,814	16,909,714
Diluted	19,343,224	16,909,714
Related party disclosures:
(a) General and administrative includes rent and operating expenses to related parties	$244,550	$258,443

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$31,303,215	$(5,694,314)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and capital lease amortization expense	355,793	244,480
Patent license fee amortization	616,222	541,109
(Gain) loss on disposal of equipment	(5,025)	15
Non-cash compensation and consulting expense	658,594	325,537
Gain on disposal of orofacial therapeutic business	(39,296,894)	—
Non-cash interest income from disposal of orofacial therapeutic business	(73,787)	—
Changes in operating assets and liabilities:
Receivables	2,948,841	1,391,589
Inventory	(1,221,810)	(69,755)
Prepaid expenses	267,136	109,220
Accounts payable, accrued expenses and accrued rent	(207,339)	(141,843)
Deferred revenue	(242,132)	(160,354)
Net cash used in operating activities	(4,897,186)	(3,454,316)
Cash flows from investing activities
Capitalized patent license fees	(118,376)	(57,340)
Proceeds from disposal of equipment	7,887	2,653
Purchases of property and equipment	(303,328)	(260,048)
Equipment deposits	(425,177)	—
Purchases of marketable securities	(28,800,000)	(63,953,535)
Sales of marketable securities	10,600,000	23,953,535
Net proceeds from disposal of orofacial therapeutic business	29,821,601	—
Proceeds from disposal of assets held for sale	3,436,911	—
Net cash provided by (used in) investing activities	14,219,518	(40,314,735)
Cash flows from financing activities
Payments on capital lease obligations	(4,261)	(3,025)
Issuance of common stock under compensation plans	364,143	50,810
Net proceeds from issuance of common stock	—	39,809,335
Net cash provided by financing activities	359,882	39,857,120
Net increase (decrease) in cash and cash equivalents	9,682,214	(3,911,931)
Cash and cash equivalents, beginning of period	25,482,587	47,064,589
Cash and cash equivalents, end of period	$35,164,801	$43,152,658
Supplemental disclosures of cash flow information
Interest paid	$814	$731

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation. As of March 31, 2008, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s products in the European Union (‘‘EU’’) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Refer also to Note 2 regarding the Company’s adoption of recent accounting pronouncements.

2.    Recent Accounting Pronouncements

SFAS No. 157.    In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 157, Fair Value Measurements (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company’s condensed consolidated financial statements beginning January 1, 2008. The Company adopted SFAS No. 157 on January 1, 2008. See Note 10.

SFAS No. 159.    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Recent Accounting Pronouncements (continued)

other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company’s condensed consolidated financial statements beginning January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations as of and for the three months ended March 31, 2008.

EITF Issue 07-03.    In June 2007, the Emerging Issues Task Force (‘‘EITF’’) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (‘‘EITF Issue 07-03’’). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. The Company adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations as of and for the three months ended March 31, 2008.

3.    Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (‘‘SFAS No. 128’’) and Staff Accounting Bulletin No. 98 (‘‘SAB 98’’). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

Basic net income (loss) per share is summarized as follows:

	Three months ended March 31,
	2008	2007
Historical numerator: net income (loss) attributable to common stockholders	$31,303,215	$(5,694,314)
Denominator: weighted average shares of common stock outstanding	18,366,814	16,909,714
Basic net income (loss) per common share	$1.70	$(0.34)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Net Income (Loss) Per Share (continued)

Diluted net income (loss) per share is summarized as follows:

	Three months ended March 31,
	2008	2007
Historical numerator: net income (loss) attributable to common stockholders	$31,303,215	$(5,694,314)
Denominator: weighted average shares of common stock and common stock equivalents outstanding	19,343,224	16,909,714
Diluted net income (loss) per common share	$1.62	$(0.34)

The Company had potentially dilutive common stock equivalents outstanding of 2,344,005 shares as of March 31, 2008 and 1,854,339 shares as of March 31, 2007. These common stock equivalents consist of issued and outstanding stock options and non-vested stock. The common stock equivalents at March 31, 2008 are included in the above diluted net income per common share historical calculations on a weighted average basis. The common stock equivalents at March 31, 2007 are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.

4.    Sale of Orofacial Therapeutic Business

In January 2008, the Company sold to Luitpold Pharmaceuticals, Inc. (‘‘Luitpold’’) the Company’s remaining orofacial therapeutic business. Under the sale agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to the Company’s future orthopedic and sports medicine products, Luitpold is granted the right to adapt those products to dental applications. That transaction will enable the Company to focus its expertise and its future development efforts on its orthopedic and sports medicine product candidates, and provides additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.

As part of the sale agreement, the Company will receive $40,000,000 in cash from the sale transaction, $3,389,832 in cash from the sale of existing inventory and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.

As of March 31, 2008, the Company had received $33,389,832 in cash as a result of the sale transaction and the sale of existing inventory. The Company will receive $6,000,000 in cash no later than July 2009 and the remaining $4,000,000 in cash will be received no later than December 2009. At March 31, 2008, the Company had recorded a long-term receivable for $9,549,080, which represents the discounted balance of the $10,000,000 due from Luitpold in future periods. The Company recorded $73,787 of interest income from the accretion of the long-term receivable during the three months ended March 31, 2008.

In addition, the Company will receive a $10,000,000 milestone payment based upon the future anticipated European Union (‘‘EU’’) regulatory approval of GEM 21S as pre-established in a prior agreement between the Company and Luitpold.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Inventory

Inventory is summarized as follows:

	March 31, 2008	December 31, 2007
Raw materials	$2,008,942	$787,132
Work in progress	—	—
Finished goods	—	—
	2,008,942	787,132
Less allowance for excess, obsolete or scrapped inventory	—	—
	$2,008,942	$787,132

As of March 31, 2008, the Company’s inventory is comprised of raw materials that will be used in the syringe manufacturing process in anticipation of orthopedic sales. Sales of GEM OS1 in Canada could begin in early 2009. The Company has classified its inventory as non-current as of March 31, 2008.

Also as of December 31, 2007, the Company held GEM 21S inventory that was subsequently sold to Luitpold on January 4, 2008. This inventory is reflected as assets held for sale on the Company’s consolidated balance sheet and consists of bulk drug substances, filled syringes, filled cups and finished kits.

As of March 31, 2008 and December 31, 2007, the Company’s condensed consolidated balance sheets did not reflect inventory reserves for obsolescence, shrinkage and potential scrapping of product batches that may not be released for sale.

6.    Assets Held for Sale

Assets held for sale are reflected on the Company’s consolidated balance sheet as of December 31, 2007 and consist of GEM 21S inventory of $3,389,684 and equipment of $47,227, net. These assets were subsequently sold to Luitpold on January 4, 2008. See Note 4.

7.    Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2008	December 31, 2007
Equipment, computers and purchased software	$2,700,587	$2,406,784
Furniture and fixtures	693,585	693,585
Leased equipment	99,486	99,486
Construction in process	665,234	701,462
Leasehold improvements	4,045,848	4,006,909
	8,204,740	7,908,226
Less accumulated depreciation and amortization	(2,700,137)	(2,348,296)
	$5,504,603	$5,559,930

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Property and Equipment (continued)

In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. Equipment engineering design and planning costs totaling $648,483 have been incurred as of March 31, 2008 and are included in construction in process.

8.    Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for its product candidates and GEM 21S. These payments have been capitalized as patent license fees and are being amortized over their remaining patent life. The Company has capitalized costs totaling $11,635,322 as of March 31, 2008 related to the acquisition of its patent licenses.

9.    Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. The Company also paid a refundable deposit of $375,000 upon signing a new lease in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.

In addition, as of March 31, 2008, the Company has paid deposits totaling $2,519,000 for equipment that will be used in the new manufacturing facility.

10.    Fair Value Measurements

As of January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS No. 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 – quoted prices in active markets for identical assets and liabilities;

Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

Level 3 – unobservable inputs that are not corroborated by market data.

The Company invests in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. Substantially all of the Company’s auction rate security investments are bonds with a credit rating of AAA and are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (‘‘FFELP’’). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first quarter of 2008. Consequently, fair value measures have been estimated using an income-approach model (discounted bond analysis model). The model reflected various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows (including the next time the security is expected to have a successful auction), and the risks associated with uncertainties in the current market.

As a result of the temporary decline in fair value of the Company’s auction rate securities, which the Company attributed to market-related liquidity issues rather than the relevant issuer’s credit issues, $2,400,000 in unrealized losses have been included in accumulated other comprehensive loss on

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Fair Value Measurements (continued)

its condensed consolidated balance sheet at March 31, 2008. The Company believes that credit markets for these securities will improve sufficiently to enable it to liquidate these securities without significant losses in the long-term. The Company does not anticipate liquidating the investments over the next twelve months. Accordingly, these investments have been classified as long-term on the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007. Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as accumulated other comprehensive income. Any adjustments in fair value that the Company determines to be other-than-temporary would require the Company to recognize associated adjustments to earnings.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of March 31, 2008, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$—	$57,600,000	$57,600,000

For the three months ended March 31, 2008, there were no gains or losses included in earnings on the Company’s condensed consolidated statement of operations that were attributable to unrealized gains or losses related to Level 3 assets held at March 31, 2008.

The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2008:

Available-for-sale securities
Balance at December 31, 2007	$—
Transfers in and/or (out) of Level 3(1)	57,600,000
Balance at March 31, 2008	$57,600,000

(1)	Based on the deteriorated market conditions of the Company’s auction rate securities that are classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to a discounted bond analysis model for the first quarter of 2008. Accordingly, these securities were reclassified from Level 1 to Level 3.

11.    Investments in Marketable Securities

As of March 31, 2008, the Company had investments of $57,600,000 in marketable securities classified as available-for-sale, which primarily represent the proceeds of the February 2007 secondary public offering and a portion of the proceeds from the January 2008 sale of its orofacial therapeutic business. The Company recorded investment income (including realized gains and losses) on its investment portfolio of $882,062 and $171,936 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company had accrued interest receivables of $190,879 related to its investments in marketable securities. At March 31, 2008, the Company’s condensed consolidated financial statements reflected an unrealized loss of $2,400,000 on marketable securities.

The investments are classified as long-term because the Company does not anticipate liquidating the investments over the next twelve months.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Investments in Marketable Securities (continued)

At March 31, 2008, investments in marketable securities classified as available-for-sale included the following:

Available-for-sale	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction rate securities	$60,000,000	$2,400,000	$—	$57,600,000

12.    Commitments and Contingencies

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

Under the original lease terms, the Company had been provided a rent credit of $106,831 to be used towards improvements. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company had recorded these tenant-funded improvements and the related deferred rent in its condensed consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and related expenses associated with the office space of $244,550 and $258,443 for the three months ended March 31, 2008 and 2007, respectively.

In August 2007, the Company entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building the Company will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, the Company’s lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2,500,000 to reimburse the Company for construction costs associated with building out the leased space. The tenant improvement allowance represents the Company’s portion of a $5,000,000 grant awarded to Noblegene for the construction of the new building. The Company will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Commitments and Contingencies (continued)

of the lease continues 10 years from the commencement date, which is expected to be approximately December 2008. The Company has the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit of $375,000 to Noblegene for the new building. The Company has recorded this deposit in its condensed consolidated balance sheet.

In January 2008, the Company entered into an amendment to its two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of ‘‘operating costs’’ in both of the lease agreements. The amendment also provided for the Company to pay $56,686 to Noblegene as a final payment of 2007 operating costs under the May 2007 lease agreement.

The future commitments as of March 31, 2008 under these operating lease agreements are as follows:

2008	$700,151
2009	1,375,708
2010	1,416,979
2011	1,459,488
2012	1,503,273
Thereafter	8,089,772
Total	$14,545,371

Rental expense for all operating leases was $233,721 and $176,214 for the three months ended March 31, 2008 and 2007, respectively.

The Company began subleasing a portion of its space to two organizations in 2005. As part of the lease agreements, each organization had a three-year lease commitment. In March 2008, the Company terminated the lease to one of the organizations for 2,440 square feet of office space, effective February 1, 2008. Rental income was $8,431 and $7,521 for the three months ended March 31, 2008 and 2007, respectively, and is included in rental income in the accompanying condensed consolidated statements of operations. Future minimum sublease rents are expected to be not less than $10,359 for 2008.

Capital Leases

The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at March 31, 2008 and 2007 totaled $63,626 and $56,894, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Commitments and Contingencies (continued)

The future commitments as of March 31, 2008 under these capital lease agreements are as follows:

	Principal	Interest	Total
2008	$13,090	$2,138	$15,228
2009	18,187	2,117	20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
2012	3,028	52	3,080
Total	$65,990	$5,985	$71,975

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

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics (‘‘Novartis’’) and Kensey Nash Corporation (‘‘Kensey Nash’’). Under these agreements, the Company has minimum purchase commitments of $1,219,459 remaining for 2008 and estimated commitments of $2,757,852 for 2009, $2,895,745 for 2010 and $3,040,532 for 2011.

13.    Capital Shares

On May 12, 2006, the Company amended and restated its Certificate of Incorporation, approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares as common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.

In February 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock being offered, 2,517,111 shares of common stock were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.7 million to the Company and $11.8 million to the selling stockholders. As of March 31, 2008, the $39.7 million net proceeds to the Company are invested in auction rate securities and government bonds with AAA credit ratings. The Company did not receive any of the $11.8 million proceeds from the sale of common stock by the selling stockholders.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the ‘‘option plan’’). The option plan provides that stock options, other equity interests or equity-based incentives in the Company may be granted to key personnel of the Company at an exercise price determined at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.

The employee stock options granted by the Company are structured to qualify as incentive stock options (‘‘ISOs’’). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three months ended March 31, 2008 and 2007 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

In general, option awards granted under the option plan vest 25% per year for four years. In March 2008, the Company’s board of directors amended the option plan to provide that upon a change in control all outstanding ISO awards held by a qualified employee may under certain circumstances be accelerated and exercisable immediately. Upon a change in control, the vesting percentage of the employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years and 100% vested if employed three or more years.

As of March 31, 2008, under the option plan, a total of 3,119,723 shares of common stock have been authorized by the board of directors for issuance. Also as of March 31, 2008, a total of 2,341,005 options for shares of common stock were issued and outstanding and a total of 496,455 shares of common stock have been issued upon option exercise. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. A total of 282,263 shares of common stock remained available for future issuance pursuant to the option plan as of March 31, 2008.

During the three months ended March 31, 2008 and 2007, the Company granted stock options to purchase an aggregate 505,778 and 352,400 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $14.15 and $12.69 per share, respectively. These options vest 25% per year for four years. There were 98,077 and 4,275 shares of common stock issued upon option exercises during the three months ended March 31, 2008 and 2007, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation costs recognized for the three months ended March 31, 2008 and 2007 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Stock-Based Compensation (continued)

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods for the three months ended March 31, 2008 and 2007 as follows:

	2008	2007
Risk free interest rate	2.77%	4.67%
Expected dividend yield	—	—
Volatility factor of the expected market price	80%	80%
Forfeiture rate	2.8%	1.0%
Weighted average expected life of the option	7.7 years	6.4 years

Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. The fair value of each option is amortized over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company’s net income (loss) includes compensation costs related to its stock-based compensation arrangements of $658,594 and $325,537 for the three months ended March 31, 2008 and 2007, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net income (loss).

2005 Employee Stock Purchase Plan

During 2005, the Company’s board of directors approved the adoption of the 2005 Employee Stock Purchase Plan (the ‘‘purchase plan’’). The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly market price for shares of the Company’s common stock.

Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of March 31, 2008, there were 175,711 shares available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized $7,106 and $5,702 of stock-based compensation expense for the purchase plan during the three months ended March 31, 2008 and 2007, respectively.

15.    Income Taxes

At March 31, 2008, the Company had federal net operating loss (‘‘NOL’’) carryforwards of $19,860,849 that will begin to expire in 2022. State NOL carryforwards at March 31, 2008 totaled $7,706,323 and will expire between 2017 and 2022. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, the Company’s management believes that there is not sufficient evidence at March 31, 2008 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2008. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Income Taxes (continued)

The valuation allowance was $12,143,732 and $23,110,057 at March 31, 2008 and December 31, 2007, respectively. The valuation allowance decreased by $10,966,325 in the three months ended March 31, 2008.

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

The Company incurred net operating losses for the three months ended March 31, 2008 and 2007. At March 31, 2008, the Company estimated its federal income tax expense to be $122,500 related to the tax-deferred installment obligation on the sale of the orofacial therapeutic business and has recognized the expense in the condensed consolidated statement of operations for the three months ended March 31, 2008.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes − an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that the Company should use a ‘‘more likely than not’’ recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the ‘‘more likely than not’’ recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of implementing FIN 48, the Company did not have any unrecognized tax benefits or liabilities or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the three months ended March 31, 2008 and 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

16.    Related Party Transactions

Intellectual Property

Dr. Samuel E. Lynch, the Company’s President and Chief Executive Officer, was a faculty member at Harvard University (‘‘Harvard’’) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties it receives from successful intellectual property licenses with the faculty members that invented such intellectual property. As of April 15, 2008, Harvard has paid to Dr. Lynch a total of $860,274 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Related Party Transactions (continued)

Lease Agreements

The Company maintains operating lease agreements with Noblegene for the use of office space at the Company’s headquarters in Franklin, Tennessee. Dr. Lynch, the Company’s President and Chief Executive Officer, is a former partner in Noblegene but maintained an ownership interest at the time the Company entered into the lease agreements. In March 2008, Dr. Lynch sold his ownership interest back to Noblegene. Since the owner of Noblegene is a brother-in-law of Dr. Lynch’s wife, Noblegene continues to be a related party. Other than the consideration to buy Dr. Lynch’s interest in Noblegene, Dr. Lynch has not received any amounts from Noblegene for the lease because Noblegene has operated at a loss and did not make any distributions of profits to its members prior to Dr. Lynch’s divestiture of his interest in Noblegene. Dr. Lynch will not receive any future amounts from Noblegene for the lease.

Membership on the Board of Directors of a Third Party Company

Dr. Lynch, the Company’s President and Chief Executive Officer, is currently a member of the board of directors of GreenBankshares, Inc., which serves as the bank holding company for GreenBank, a Tennessee chartered commercial bank. He was re-elected as a director at GreenBankshares, Inc.’s 2008 annual meeting, which was held on April 29, 2008, to serve a three-year term expiring at the 2011 annual meeting. As of March 31, 2008, the Company maintained accounts at GreenBank, including a portion of its cash and cash equivalents.

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

In September 2006, the Company appointed Dr. Friedlaender as a member of its board of directors. Prior to the August 2006 agreement and the September 2006 appointment, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. For the three months ended March 31, 2008 and 2007, the Company paid Dr. Friedlaender $0 and $9,375, respectively, for consulting services performed pursuant to the August 2007 and August 2006 agreements.

17.    Seasonality

In 2007, a substantial portion of the Company’s product sales for GEM 21S was recognized in the third and fourth quarters, with a lower portion of product sales recognized in the first and second quarters. The manufacturing and supply agreement with Luitpold obligated Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company was obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. In January 2008, the Company completed a transaction to sell its remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S, and therefore no product sales revenues from GEM 21S are expected going forward.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, is a change in equity resulting from non-owner sources. The components of the Company’s comprehensive income (loss) are as follows:

	Three months ended March 31,
	2008	2007
Net income (loss)	$31,303,215	$(5,694,314)
Other comprehensive loss:
Unrealized loss on marketable securities classified as available for sale	(2,400,000)	—
Comprehensive income (loss)	$28,903,215	$(5,694,314)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’) on March 12, 2008.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’). Statements in this Quarterly Report that are not historical facts are hereby identified as ‘‘forward-looking statements’’ for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words ‘‘may’’, ‘‘continue’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘will’’, ‘‘believe’’, ‘‘project’’, ‘‘expect’’, ‘‘anticipate’’ and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our financial condition and results of operations may change as a result of many factors, including those we discuss in ‘‘Item 1A. Risk Factors’’ and elsewhere in this report, and our actual results may differ materially from those anticipated in the forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.

Overview

We are developing and commercializing innovative regenerative protein therapeutic-device combination products that we believe have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage. Our platform regenerative technology, which incorporates a synthetic and potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians the advanced biological solutions to actively stimulate tissue healing and regeneration. We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals of our first product, GEM 21S® Growth-factor Enhanced Matrix. We also have reported that the results of early clinical trials and pre-clinical studies suggest that this technology is also effective in stimulating bone healing in orthopedic, and potentially spine and sports injury, applications. We believe that our regenerative therapies will offer new, effective and less invasive treatment options to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

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

Our development strategy for our orthopedic product candidates is similar to the strategy that we used in the development of GEM 21S, which received approval from the U.S. Food and Drug Administration (‘‘FDA’’) in November 2005 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. This strategy was effective in that we were able to obtain product approval in less than five years.

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

Since inception in 1999, we have incurred losses from operations each year. As of March 31, 2008, we had an accumulated deficit of $33.1 million, which includes a $39.3 million net gain on the sale of our orofacial therapeutic business. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses, excluding the gain on sale of our orofacial therapeutic business, will continue to increase over the next several years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products. Also, given our January 2008 sale of our remaining orofacial therapeutic business, we currently do not have an FDA approved product currently in commercialization. Since inception, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (‘‘IPO’’) in May 2006 and our secondary public offering in February 2007), from the licensing and sale of our orofacial therapeutic business in January 2008, and from research and development agreements, grants and product sales. We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities. Furthermore, as we operate as a publicly traded company, we expect to incur additional costs, such as those related to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies in the United States, Canada and the European Union (‘‘EU’’) of our orthopedic product candidates, as well as continuing expenses associated with regulatory filings.

The following table summarizes our research and development expenses for the three months ended March 31, 2008 and 2007. Direct external costs represent significant expenses paid to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, research and development and clinical departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended March 31,
Costs	2008	2007
Direct external:
Periodontal	$565,939	$494,563
Orthopedic	2,291,750	1,389,365
Sports medicine and diagnostic	63,506	67,103
Spine	302,574	—
	3,223,769	1,951,031
Internal:
Periodontal	127,225	565,373
Orthopedic	1,873,048	1,162,973
Sports medicine and diagnostic	403,883	264,145
Spine	513,298	—
	2,917,454	1,992,491
Total	$6,141,223	$3,943,522

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

Any failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under ‘‘Item 1A — Risk Factors’’.

Recent Developments

Sale of Orofacial Therapeutic Business

In January 2008, we sold to Luitpold our remaining orofacial therapeutic business. Under the sale agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to our future orthopedic and sports medicine products, Luitpold is granted certain rights to adapt those products to dental applications. Luitpold currently markets the GEM 21S product through its Osteohealth Company division.

As part of the sale agreement, we will receive $40.0 million in cash from the sale transaction, $3.4 million in cash from the sale of existing inventory and ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.

As of March 31, 2008, we had received $33.4 million in cash as a result of the sale transaction and the sale of existing inventory. In addition, we will receive $6.0 million in cash no later than July 2009 and the remaining $4.0 million in cash will be received no later than December 2009. At March 31, 2008, we had recorded a long-term receivable for $9.5 million, which represents the discounted balance of the $10.0 million due from Luitpold in future periods. We recorded $0.1 million of interest income from the accretion of the long-term receivable during the three months ended March 31, 2008.

In addition, we will receive a $10.0 million milestone payment based upon the future anticipated European Union (‘‘EU’’) regulatory approval of GEM 21S as pre-established in a prior agreement between us and Luitpold.

FDA Confirms Status of Ongoing Pivotal Trial for GEM OS1

In April 2008, we received a letter from the FDA confirming that our U.S. GEM OS1 pivotal study for the treatment of foot and ankle fusions should continue as designed and that the FDA has taken no action to change the study status. This letter confirms that our Investigational Device Exemption (‘‘IDE’’) study of GEM OS1 remains approved by the FDA. Furthermore, the letter states, ‘‘the FDA has not taken any action to change the status of the ongoing clinical investigative activities of BioMimetic Therapeutics’ GEM OS1.’’

This letter follows several discussions between the FDA and us regarding the posting on the FDA website of an ‘‘Early Communication’’ concerning the FDA’s ongoing safety review of Regranex®, a Johnson & Johnson product. We have two product candidates in clinical development, GEM OS1 and GEM OS2, and have developed one FDA approved product, GEM 21S. Our product candidates, GEM 21S and Regranex® each contain recombinant human platelet-derived growth factor (rhPDGF-BB) (becaplermin) as the active ingredient. However, our product candidates and GEM 21S are used as a single application, whereas Regranex® may be used daily for up to 140 days. In addition, our product candidates and GEM 21S are used for different indications, different patient populations and in different dosages than Regranex®. Over 50,000 units of GEM 21S have been sold with no reported serious adverse events associated with the product.

Canada Distribution Agreement

In April 2008, we entered into a distribution agreement with Joint Solutions Alliance Corporation (‘‘Joint Solutions’’), a sales and distribution company for healthcare products headquartered in Burlington, Ontario, Canada. As part of this agreement, Joint Solutions will act as the exclusive distributor of our GEM OS1 and GEM OS2 products for the treatment of below the neck indications in humans for the country of Canada. Once we gain approval in Canada for our product candidates, Joint Solutions is required to purchase from us a certain quantity of our products based on their ongoing forecasts, as well as an agreed upon annual sales quota, and will use its best efforts to promote the sale of the products in Canada. The agreement has an initial two-year term expiring in April 2010, and is subsequently renewable for additional one-year terms.

Clinical Trial Updates

U.S. GEM OS1 Pivotal Study – This is a U.S. pivotal clinical trial with GEM OS1 for the treatment of foot and ankle fusions. It is a randomized controlled study comparing the use of GEM OS1 to autograft (autograft is bone harvested from the same patient) to evaluate the safety and effectiveness of our product candidate for the stimulation of bone healing. A total of 28 centers have received institutional review board (‘‘IRB’’) approval to enroll patients. As of May 5, 2008, a total of 170 patients out of the proposed 396 subjects planned have already enrolled in the study.

EU GEM OS1 Registration Trial – This is an EU open label clinical study to evaluate GEM OS1 for the treatment of foot and ankle fusions, and is intended to support GEM OS1 product registration in the EU. As of May 5, 2008, a total of 81 patients out of the proposed 125 subjects planned have already enrolled in the study.

EMEA Filing

The Marketing Authorization Application (‘‘MAA’’) for GEM 21S has been accepted for review by the European Medicines Agency (‘‘EMEA’’). The MAA submission is required for approval of distribution and commercialization of GEM 21S as a medicinal combination product in the EU. Upon approval, we are scheduled to receive a $10.0 million milestone payment from Luitpold, and the filing will be transferred to Luitpold pursuant to the January 2008 sale agreement with Luitpold.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, valuation of any losses on purchase commitments, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements. Our condensed consolidated interim financial statements are unaudited and, in our opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated interim financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full year.

Our significant accounting policies are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007. However, we believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, stock-based compensation, income taxes and investments in marketable securities are significant and are therefore important to aid you in fully understanding and evaluating our reported interim financial results.

Revenue Recognition

We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (‘‘SAB’’) 101, Revenue Recognition in Financial Statements (‘‘SAB 101’’), as amended by SAB 104, Revenue

Recognition, Emerging Issues Task Force (‘‘EITF’’) Issue 00-21, Revenue Arrangements with Multiple Deliverables (‘‘EITF Issue 00-21’’), and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 48, Revenue Recognition When Right of Return Exists (‘‘SFAS No. 48’’). Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized as revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the sales information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Revenue related to grant awards is deferred and recognized as related research and development performance occurs.

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturer start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

Inventory Valuation

We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review inventory quantities on hand and inventory commitments with suppliers and record a provision for excess, obsolete and scrapped inventory based primarily on our historical usage and anticipated future usage. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated interim financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (‘‘ARB’’) No. 43, Restatement and Revision of Accounting Research Bulletins (‘‘ARB No. 43’’). As of March 31, 2008, no reserves have been recorded associated with these future purchase commitments.

Accrued Expenses and Deferred Liabilities

As part of the process of preparing our condensed consolidated interim financial statements, management is required to estimate expenses that we have incurred for which we have not been invoiced. This process involves identifying services that have been performed on our behalf and estimating the level of services performed by third parties and the associated cost incurred for such services where we have not been invoiced or otherwise notified of actual costs. Examples of expenses for which we accrue based on estimates include milestones payable, salaries and wages, unpaid vacation and sick pay, fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s projections of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with U.S. generally accepted accounting principles. Milestone payments due within 12 months are considered short-term liabilities and those due in over 12 months are considered long-term liabilities.

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

The stock options we granted to our employees are structured to qualify as incentive stock options (‘‘ISOs’’). Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three months ended March 31, 2008 and 2007 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the three months ended March 31, 2008: risk-free interest rate of 2.77%, expected dividend yield of 0%, volatility factor of the expected market price of our common stock of 80%, forfeiture rate of 2.8% and weighted average expected life of the option of 7.7 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Our net income (loss) includes compensation costs related to our stock-based compensation arrangements of $0.7 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. No income tax benefit related to our stock-based compensation arrangement is included in our net income (loss).

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

As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on our financial position or results of operations as of and for the three months ended March 31, 2008 and 2007.

Investments in Marketable Securities

We invest in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. Substantially all of our auction rate security investments are bonds with a credit rating of AAA and are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (‘‘FFELP’’). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) to account for the fair value of our investments in auction rate securities. As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first quarter of 2008. Consequently, fair value measures have been estimated using an income-approach model (discounted bond analysis model). The model considered factors reflecting assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows (including the next time the security is expected to have a successful auction), and the risks associated with uncertainties in the current market.

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

As of March 31, 2008, we had investments of $57.6 million in marketable securities classified as available-for-sale, which primarily represent the proceeds of the February 2007 secondary public offering and a portion of the January 2008 sale of our orofacial therapeutic business. We recorded investment income, including realized gains and losses, on our investment portfolio of $0.9 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had accrued interest receivables of $0.2 million related to our investments in marketable securities. At March 31, 2008, our condensed consolidated financial statements reflect an unrealized loss of $2.4 million on marketable securities classified as available-for-sale.

The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months. See additional discussion regarding the liquidity of the auction rate securities in ‘‘— Liquidity and Capital Resources.’’

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue.    In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. As part of the sale transaction, we recorded a $39.3 million gain on disposal of the orofacial therapeutic business, net of related expenses. As of March 31, 2008, we had received $33.4 million in cash as a result of the sale transaction and the sale of existing inventory. In addition, we will receive $6.0 million in cash no later than July 2009 and the remaining $4.0 million in cash will be received no later than December 2009. At March 31, 2008, we had recorded a long-term receivable of $9.5 million, which represents the discounted balance of the $10.0 million due from Luitpold in future periods. We recorded $0.1 million of interest income from the accretion of the long-term receivable during the three months ended March 31, 2008. Also as part of the sale agreement, we will receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field. Accordingly, as a result of the sale, no product sales revenues were recorded for the three months ended March 31, 2008. We recognized royalty income of $0.2 million in each of the three month periods ended March 31, 2008 and 2007 based on Luitpold’s sale of the GEM 21S product.

In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of our product GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. We recognized sublicense fee income of $0.2 million in each of the three month periods ended March 31, 2008 and 2007.

Cost of Sales.    As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business described above, no cost of sales were recorded for the three months ended March 31, 2008. Prior to January 2008, our cost of sales had been comprised of raw materials used in the production process, manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process.

Research and Development Expenses.    Our research and development expenses increased $2.2 million to $6.1 million for the three months ended March 31, 2008 from $3.9 million for the three months ended March 31, 2007. Our costs increased in the three months ended March 31, 2008 due to: (1) increased research and development activities and clinical trials in the orthopedic program for our product candidates, resulting in a $1.1 million increase in professional fees, and (2) a net increase of 19 new employees in research and development functions, resulting in an increase of $0.9 million of salaries, benefits, supplies and other related administrative employee costs. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials in the United States, Canada and the EU of our orthopedic product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses.    Our general and administrative expenses increased $0.3 million to $2.3 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007. These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities, minimum royalty payments per our patent licensing agreements and costs of operating as a public company.

Depreciation and Capital Lease Amortization Expense.    Our depreciation and capital lease amortization expenses were $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, we purchased lab and manufacturing equipment, office equipment, furniture and fixtures and made leasehold improvements totaling $0.3 million, compared to $0.1 million for the three months ended March 31, 2007. The increase in depreciation and capital lease amortization is attributable to these new purchases.

Patent License Fee Amortization.    Our patent license fee amortization was $0.6 million for the three months ended March 31, 2008 and $0.5 million for the three months ended March 31, 2007. The ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative total of $11.6 million as of March 31, 2008.

Interest and Investment Income.    Net interest and investment income increased $0.4 million to $1.1 million for the three months ended March 31, 2008 from $0.7 million for the three months ended March 31, 2007. The increase is attributable to higher cash and investment balances as a result of our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses, and the sale of our orofacial therapeutic business in January 2008, which resulted in proceeds of $33.4 million as of March 31, 2008.

Provision for Income Taxes.    We incurred net operating losses for the three months ended March 31, 2008 and 2007. At March 31, 2008, we estimated our federal income tax expense to be $0.1 million related to the tax-deferred installment obligation on the sale of the orofacial therapeutic business and have recognized the expense in our condensed consolidated statement of operations for the three months ended March 31, 2008. At March 31, 2008, we had federal net operating loss carryforwards of $19.9 million that will begin to expire in 2022. State net operating loss carryforwards at March 31, 2008 totaled $7.7 million and will expire between 2017 and 2022.

Our ability to use our net operating loss carryforwards could be limited. At March 31, 2008, we had net operating loss carryforwards totaling approximately $19.9 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating losses for federal income tax purposes.

Liquidity and Capital Resources

In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, we sold 2,517,111 shares of common stock and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have invested our net proceeds from the offering in student loan backed auction rate securities and government bonds with AAA credit ratings.

At March 31, 2008, we had $35.2 million in cash and cash equivalents held in two financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit, money market accounts and marketable securities.

As of March 31, 2008, we had investments of $57.6 million in marketable securities. We invest in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. Substantially all of our auction rate security investments are bonds with a credit rating of AAA and are sold by state guarantee agencies backed by student loans under the FFELP. The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first quarter of 2008. Consequently, fair value measures have been estimated using an income-approach model (discounted bond analysis model). The model reflected various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows (including the next time the security is expected to have a successful auction), and the risks associated with uncertainties in the current market.

As a result of the temporary decline in fair value of our auction rate securities, which we attributed to market-related liquidity issues rather than the relevant issuer’s credit issues, $2.4 million in unrealized losses have been included in accumulated other comprehensive loss on our condensed consolidated balance sheet at March 31, 2008. We believe that credit markets for these securities will improve sufficiently to enable us to liquidate these securities without significant losses in the long-term.

Our near-term cash requirements will be satisfied by existing cash balances and through cash generated from the January 2008 sale of the orofacial business to Luitpold. The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months.

In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. As of March 31, 2008, we had received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory. Under the terms of the sale agreement, we will receive an additional $10.0 million in cash as well as ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field. In addition, in December 2007, we received a time-based $5.0 million milestone payment for the second anniversary of the U.S. marketing approval for GEM 21S and will also receive a $10.0 million payment based upon the future anticipated EU regulatory approval of GEM 21S.

For the three months ended March 31, 2008, net cash used in operating activities was $4.9 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by investing activities was $14.2 million for the three months ended March 31, 2008 and consisted of the net proceeds from the sale of our orofacial therapeutic business and the related assets held for sale, investments in marketable securities, equipment deposits and engineering design and planning costs for the new manufacturing facility at our corporate headquarters. Net cash provided by financing activities for the three months ended March 31, 2008 consisted primarily of $0.4 million in net proceeds from issuance of common stock under our stock-compensation plans.

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

Seasonality

In 2007, a substantial portion of our product sales for GEM 21S was recognized in the third and fourth quarters, with a lower portion of such product sales recognized in the first and second quarters. Our manufacturing and supply agreement with Luitpold obligated it to purchase all of its requirements for GEM 21S from us and we were obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. In January 2008, we completed a transaction to sell to Luitpold our remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S, and therefore no product sales revenues from GEM 21S are expected going forward.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, is a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	Three months ended March 31,
	2008 (in millions)	2007 (in millions)
Net income (loss)	$31.3	$(5.7)
Other comprehensive loss:
Unrealized loss on marketable securities classified as available for sale	(2.4)	—
Comprehensive income (loss)	$28.9	$(5.7)

Contractual Obligations

Our major outstanding contractual obligations relate to our purchase and supplier obligations, capital leases for equipment and operating leases for our facilities.

In May 2007, we entered into a new lease agreement with Noblegene Development LLC (‘‘Noblegene’’), effective January 1, 2007. Our Company’s President and Chief Executive Officer (‘‘CEO’’) is a former partner in Noblegene but maintained an ownership interest at the time we entered into the lease agreements. In March 2008, our CEO sold his ownership interest back to Noblegene. Since the owner of Noblegene is a brother-in-law of the wife of our CEO, Noblegene continues to be a related party. The new lease is for additional office space and to extend the lease term. This lease replaced in its entirety our prior lease with Noblegene dated April 2004, as amended in July 2005. This new lease includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at our headquarters in Franklin, Tennessee. Under the terms of the lease, we will initially pay Noblegene monthly rent of $48,560, as adjusted, plus additional proportionate operating and insurance costs. The lease agreement also contains annual scheduled rate increases equivalent to a minimum of three percent. Under the original lease terms, we had been provided with a rent credit of $106,831 to be used toward improvements. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.

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

In January 2008, we entered into an amendment to our two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of ‘‘operating costs’’ in both of the lease agreements. The amendment also provided for us to pay $56,686 to Noblegene as a final payment of 2007 operating costs under one of the lease agreements.

Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization.

We have summarized in the table below our fixed contractual obligations as of March 31, 2008:

	Payments due by period
Contractual obligations	Total	Within one year	Two to three years	Four to five years	After five years
Capital lease obligations	$71,975	$15,228	$40,608	$16,139	$—
Operating lease obligations	14,545,371	700,151	2,792,687	2,962,761	8,089,772
Purchase and supplier obligations	9,913,588	1,219,459	5,653,597	3,040,532	—
Total	$24,530,934	$1,934,838	$8,486,892	$6,019,432	$8,089,772

We have developed a network of suppliers, manufacturers, and contract service providers to provide a sufficient quantity of product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis Vaccines and Diagnostics (formerly Chiron Corporation) and Kensey Nash Corporation.

Recent Accounting Pronouncements

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for our condensed consolidated financial statements beginning January 1, 2008. We adopted SFAS No. 157 on January 1, 2008.

SFAS No. 159.    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (‘‘SFAS No. 159’’), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for our condensed consolidated financial statements beginning January 1, 2008. We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the three months ended March 31, 2008.

EITF Issue 07-03.    In June 2007, the Emerging Issues Task Force (‘‘EITF’’) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (‘‘EITF Issue 07-03’’). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. We adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Because our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time that we are bringing the product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations in certain businesses.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates ranging from 2.10% to 4.10% during the three months ended March 31, 2008. We have not used derivative financial instruments for speculation or trading purposes.

We had investments in marketable securities in our portfolio consisting of student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. Substantially all of our auction rate security investments are bonds with a credit rating of AAA and are sold by state guarantee agencies backed by student loans under the FFELP. The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. However, the recent deterioration of the credit markets has resulted in auctions for these securities to fail during the first quarter of 2008. Consequently, a temporary decline in fair value of our auction rate securities has resulted, which we attributed to market-related liquidity issues rather than the relevant issuer’s credit issues. An unrealized loss of $2.4 million has been included in accumulated other comprehensive income on our condensed consolidated balance sheet at March 31, 2008.

Item 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm. Our annual report on Form 10-K filed with the SEC on March 12, 2008 for the fiscal year ending December 31, 2007 included a report by our management on our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The annual report contained an evaluation by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, and concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our annual report for the year ended December 31, 2007 also contained an attestation opinion from our independent registered public accounting firm on the effectiveness of internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our current product candidates are all based on the same protein, rhPDGF-BB. If one of our product candidates, or one of another company’s products or product candidates containing rhPDGF-BB, reveals safety or fundamental efficacy issues in clinical use or in clinical trials, then the development path for all our other current product candidates may be impacted.

The development of each of our product candidates is based on our understanding of how the protein rhPDGF-BB contributes to the repair of bone and soft tissue. Soft tissue includes muscles, tendons and ligaments that connect, support or surround the bones and organs of the body. While there are important differences in each of our product candidates in terms of its purpose, each product candidate focuses on accelerating the repair of musculoskeletal tissue and relies on the ability of rhPDGF-BB to stimulate the body’s natural healing processes.

Since we are developing our product candidates in parallel, if one product candidate has negative clinical trial results or is shown to be ineffective, it may impact the development path or future development of the other product candidates. If we find that one product candidate is unsafe, it may impact the development of our other product candidates in clinical trials.

If a product or product candidate developed by another company contains the same protein rhPDGF-BB as our product candidates, and if their product or product candidate reveals safety or fundamental efficacy issues, then the development of our product candidates may be impacted as well. Likewise, investor perception concerning a potentially negative impact on our product candidates may cause our stock price to decline or may result in stock price volatility. For example, in March 2008, the FDA issued an ‘‘Early Communication’’ regarding a potential safety issue related to patients who had received repeated treatments with Regranex®, which is a Johnson & Johnson product. Regranex® is composed of rhPDGF-BB in a non-sterile ointment, and has been marketed since 1997 for the chronic treatment of non-healing diabetic foot ulcers. Regranex® is approved for up to 140 daily applications, in contrast to our product candidates which are used as a single application and for different indications and different patient populations. The FDA Early Communication specifically addressed Regranex® use and did not address other rhPDGF-BB containing products, including our product candidates. Following the FDA’s issuance of the Early Communication, our stock price declined, and other similar announcements may impact our stock price in the future. In April 2008, the FDA issued a letter to us confirming that our U.S. GEM OS1 pivotal study for the treatment of foot and ankle fusions should continue as designed and that the FDA has taken no action to change the study status, confirming that our IDE study of GEM OS1 remains approved by the FDA.

Liquidation of our investments could be delayed.

As of March 31, 2008, we had investments of $57.6 million in marketable securities. We invest in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. Substantially all of our auction rate security investments are bonds with a credit rating of AAA and are sold by state guarantee agencies backed by student loans under the FFELP. The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first quarter of 2008. Consequently, fair value measures have been estimated using an income-approach model (discounted bond analysis model). The model reflected various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows (including the next time the security is expected to have a successful auction), and the risks associated with uncertainties in the current market.

As a result of the temporary decline in fair value of our auction rate securities, which we attributed to market-related liquidity issues rather than the relevant issuer’s credit issues, $2.4 million in unrealized losses have been included in accumulated other comprehensive income on our condensed consolidated balance sheet at March 31, 2008. We believe that credit markets for these securities will improve sufficiently to enable us to liquidate these securities without significant losses in the long-term.

We expect that our near-term cash requirements will be satisfied by existing cash balances, which includes cash generated from the January 2008 sale of our orofacial therapeutic business to Luitpold. The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months.

There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit No.	Filed	Description
10.1	(a)	Amendment to Lease Agreement between the registrant and Noblegene Development, LLC dated January 22, 2008
10.2	(b)	Amendment to 2001 Long-Term Stock Incentive Plan dated March 27, 2008
10.3	(b)	Employment Agreement Extension between the registrant and Charles E. Hart, Ph.D. dated March 31, 2008 and effective February 1, 2008
31.1	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(b)	Section 1350 Certification of the Chief Executive Officer
32.2	(b)	Section 1350 Certification of the Chief Financial Officer

(a)	Incorporated by reference to the Current Report on Form 8-K filed January 25, 2008.
(b)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 9, 2008

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc. Chief Executive Officer and President
By: /s/ Larry Bullock
Larry Bullock Chief Financial Officer