Form 10-Q
period 2008-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2008-08-11
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 000-51934

BioMimetic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1786244 (I.R.S. Employer Identification No.)

389 Nichol Mill Lane
Franklin, TN (Address of principal executive offices)	37067 (Zip Code)
(615) 844-1280
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No.
As of August 7, 2008, there were issued and outstanding 18,581,855 shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.
i

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$26,326,885	$25,482,587
Receivables — trade	30,643	2,243,318
Receivables — other	270,214	1,144,755
Prepaid expenses	544,310	681,189
Assets held for sale	—	3,436,911

Total current assets	27,172,052	32,988,760
Marketable securities	49,775,345	41,800,000
Inventory	1,253,922	787,132
Receivables — long term	9,626,260	—
Property and equipment, net	5,272,650	5,559,930
Capitalized patent license fees, net	4,944,112	6,003,321
Deposits	3,112,167	2,478,823

Total assets	$101,156,508	$89,617,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,074,556	$4,150,093
Accrued payroll, employee benefits and payroll taxes	1,605,477	1,665,838
Other accrued expenses	1,288,492	1,201,277
Current portion of capital lease obligations	17,764	17,351
Deferred liability	1,250,000	1,250,000
Deferred revenue	971,188	973,849

Total current liabilities	7,207,477	9,258,408
Accrued rent — related party	380,728	362,200
Capital lease obligations	43,913	52,900
Deferred revenue	17,010,452	17,492,055

Total liabilities	24,642,570	27,165,563

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,538,240 shares issued and outstanding as of June 30, 2008; 18,351,312 shares issued and outstanding as of December 31, 2007	18,538	18,351
Additional paid-in capital	128,946,801	126,791,861
Accumulated other comprehensive loss	(10,224,655)	—
Accumulated deficit	(42,226,746)	(64,357,809)

Total stockholders’ equity	76,513,938	62,452,403

Total liabilities and stockholders’ equity	$101,156,508	$89,617,966

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$—	$97,920	$—	$122,468
Royalty income	208,823	202,400	435,995	361,015
Sublicense fee income	242,132	176,974	484,264	352,003
Other revenue	6,710	10,964	25,141	18,485

Total revenues	457,665	488,258	945,400	853,971

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	172,608	—	191,710
Research and development (a)	6,824,039	4,718,354	12,965,262	8,661,876
General and administrative (b)	2,513,394	2,106,776	4,857,821	4,154,465
Depreciation and capital lease amortization	356,181	246,596	711,974	491,076
Patent license fee amortization	616,221	564,312	1,232,443	1,105,421

	10,309,835	7,808,646	19,767,500	14,604,548

Loss from operations	(9,852,170)	(7,320,388)	(18,822,100)	(13,750,577)
Interest income, net	118,159	478,493	329,823	1,042,447
Investment income, net	565,564	470,677	1,447,626	642,613
Gain (loss) on disposal of equipment	—	—	5,025	(15)
(Loss) gain on disposal of orofacial therapeutic business	(3,705)	—	39,293,189	—

(Loss) income before income taxes	(9,172,152)	(6,371,218)	22,253,563	(12,065,532)
Income taxes	—	—	122,500	—

Net (loss) income	$(9,172,152)	$(6,371,218)	$22,131,063	$(12,065,532)

Net (loss) income per common share:
Basic	$(0.50)	$(0.35)	$1.20	$(0.69)

Diluted	$(0.50)	$(0.35)	$1.15	$(0.69)

Weighted average shares used to compute net (loss) income per common share:
Basic	18,510,222	18,221,775	18,438,580	17,569,369

Diluted	18,510,222	18,221,775	19,259,727	17,569,369

Related party disclosures:
(a) Research and development includes professional fees to related parties	$—	$17,500	$—	$17,500

(b) General and administrative includes rent and operating expenses to related parties	$286,107	$240,180	$530,657	$498,623

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$22,131,063	$(12,065,532)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and capital lease amortization expense	711,974	491,076
Patent license fee amortization	1,232,443	1,105,421
(Gain) loss on disposal of equipment	(5,025)	15
Non-cash compensation and consulting expense	1,581,774	741,194
Gain on disposal of orofacial therapeutic business	(39,293,189)	—
Non-cash interest income from disposal of business	(150,967)	—
Changes in operating assets and liabilities:
Receivables	3,087,216	1,450,652
Receivables — related party	—	(53,169)
Inventory	(466,790)	(1,813,572)
Prepaid expenses	136,879	(20,035)
Deposits	(26,000)	—
Accounts payable, accrued payroll and other accrued expenses	(2,048,683)	631,983
Accrued rent — related party	18,528	80,438
Deferred revenue	(484,264)	(356,911)

Net cash used in operating activities	(13,575,041)	(9,808,440)

Cash flows from investing activities
Capitalized patent license fees	(173,234)	(117,875)
Proceeds from disposal of equipment	7,887	2,653
Purchases of property and equipment	(427,556)	(1,252,752)
Equipment deposits	(607,344)	—
Purchases of marketable securities	(28,800,000)	(63,953,535)
Sales of marketable securities	10,600,000	23,953,535
Net proceeds from disposal of business	29,817,896	—
Proceeds from disposal of assets held for sale	3,436,911	—

Net cash provided by (used in) investing activities	13,854,560	(41,367,974)

Cash flows from financing activities
Payments on capital lease obligations	(8,574)	(6,130)
Issuance of common stock under compensation plans	573,353	334,298
Net proceeds from issuance of common stock	—	39,758,338

Net cash provided by financing activities	564,779	40,086,506

Net increase (decrease) in cash and cash equivalents	844,298	(11,089,908)
Cash and cash equivalents, beginning of period	25,482,587	47,064,589

Cash and cash equivalents, end of period	$26,326,885	$35,974,681

Supplemental disclosures of cash flow information
Interest paid	$1,578	$1,384

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Nature of the Business
     BioMimetic Therapeutics, Inc. (the “Company” and formerly BioMimetic Pharmaceuticals, Inc.) develops and commercializes bio-active drug-device combination products primarily used for bone and tissue regeneration for the healing of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications.
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation. As of June 30, 2008, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s products in the European Union (“EU”) and Australia.
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.
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
2. Recent Accounting Pronouncements
     SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company’s condensed consolidated financial statements beginning January 1, 2008. The Company adopted SFAS No. 157 on January 1, 2008. See Note 10.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company’s condensed consolidated financial statements beginning January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations as of and for the three and six months ended June 30, 2008.
     EITF Issue 07-03. In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-03”). The

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Recent Accounting Pronouncements (continued)
EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. The Company adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations as of and for the three and six months ended June 30, 2008.
3. Net Income (Loss) Per Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.
     Basic net income (loss) per share is summarized as follows:

	Three months
	ended June 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$(9,172,152)	$(6,371,218)

Denominator:
weighted average shares of common stock outstanding	18,510,222	18,221,775

Basic net income (loss) per common share	$(0.50)	$(0.35)

	Six months
	ended June 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$22,131,063	$(12,065,532)

Denominator:
weighted average shares of common stock outstanding	18,438,580	17,569,369

Basic net income (loss) per common share	$1.20	$(0.69)

            Diluted net income (loss) per share is summarized as follows:

	Three months
	ended June 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$(9,172,152)	$(6,371,218)

Denominator:
weighted average shares of common stock outstanding	18,510,222	18,221,775

Diluted net income (loss) per common share	$(0.50)	$(0.35)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Net Income (Loss) Per Share (continued)

	Six months
	ended June 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$22,131,063	$(12,065,532))

Denominator:
weighted average shares of common stock and common stock equivalents outstanding	19,259,727	17,569,369

Diluted net income (loss) per common share	$1.15	$(0.69)

     The Company had potentially dilutive common stock equivalents outstanding of 2,336,797 shares as of June 30, 2008 and 1,852,827 shares as of June 30, 2007. These common stock equivalents consist of issued and outstanding stock options and non-vested stock. The common stock equivalents for the six months ended June 30, 2008 are included in the above diluted net income per common share historical calculations on a weighted average basis. The common stock equivalents at June 30, 2007 and for the three months ended June 30, 2008 are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.
4. Sale of Orofacial Therapeutic Business
     In January 2008, the Company sold to Luitpold Pharmaceuticals, Inc. (“Luitpold”) the Company’s remaining orofacial therapeutic business. Under the sale agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to the Company’s future orthopedic and sports medicine products, Luitpold is granted the right to adapt those products to dental applications. That transaction will enable the Company to focus its expertise and its future development efforts on its orthopedic and sports medicine product candidates, including its lead product candidates Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, and Augment™ Injectable Bone Graft (“Augment Injectable”), formerly GEM OS2 injectable bone graft, and will provide additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.
     As part of the sale agreement, the Company will receive $40,000,000 in cash from the sale transaction and $3,389,832 in cash from the sale of existing inventory. The Company will also receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.
     As of June 30, 2008, the Company had received $33,389,832 in cash as a result of the sale transaction and the sale of existing inventory. The Company will receive $6,000,000 in cash no later than July 2009 and the remaining $4,000,000 in cash will be received no later than December 2009. At June 30, 2008, the Company had recorded a long-term receivable for $9,626,260, which represents the discounted balance of the $10,000,000 due from Luitpold in future periods. The Company recorded $150,967 of interest income from the accretion of the long-term receivable during the six months ended June 30, 2008.
     In addition, the Company is scheduled to receive a $10,000,000 milestone payment based upon the future anticipated European Union (“EU”) regulatory approval of GEM 21S as pre-established in a prior agreement between the Company and Luitpold.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Inventory
     Inventory is summarized as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$1,253,922	$787,132
Work in progress	—	—
Finished goods	—	—

	1,253,922	787,132
Less allowance for excess, obsolete or scrapped inventory	—	—

	$1,253,922	$787,132

     As of June 30, 2008, the Company’s inventory is comprised of raw materials that will be used in the syringe manufacturing process in anticipation of orthopedic sales. The Company has classified its inventory as non-current as of June 30, 2008.
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
7. Property and Equipment
     Property and equipment is summarized as follows:

	June 30,	December 31,
	2008	2007
Equipment, computers and purchased software	$2,772,067	$2,406,784
Furniture and fixtures	693,585	693,585
Leased equipment	99,486	99,486
Construction in process	717,983	701,462
Leasehold improvements	4,045,848	4,006,909

	8,328,969	7,908,226
Less accumulated depreciation and amortization	(3,056,319)	(2,348,296)

	$5,272,650	$5,559,930

     In May 2007, the Company entered into a new lease agreement for approximately 9,000 square feet of additional office space at its current headquarters in Franklin, Tennessee, bringing the total space to approximately 32,000 square feet. Office equipment, computers, furniture and fixtures and leasehold improvements totaling $1,226,132 encompassing the additional space have been capitalized as of June 30, 2008 and are being amortized over the lesser of the useful life or the term of the lease.
     In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. Equipment engineering design and planning costs totaling $701,232 have been incurred as of June 30, 2008 and are included in construction in process.
8. Capitalized Patent License Fees
     The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for its product candidates and GEM 21S. These payments have been capitalized as patent license fees and are being amortized over their remaining patent life. The Company has capitalized costs totaling $11,690,141 as of June 30, 2008 related to the acquisition of its patent licenses.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Deposits
     The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. In addition, the Company paid a refundable deposit of $375,000 upon signing a new lease in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. The Company also paid deposits of $26,000 for other equipment.
     In addition, as of June 30, 2008, the Company has paid deposits totaling $2,701,167 for equipment that will be used in the new manufacturing facility.
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
     Level 1 — quoted prices in active markets for identical assets and liabilities;
     Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable; and
     Level 3 — unobservable inputs that are not corroborated by market data.
     The Company has investments in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value, which totaled $49,775,345 as of June 30, 2008. A total of $44,108,295 of the Company’s auction rate security investments are bonds with a credit rating of AAA and $5,667,050 are bonds with a credit rating of AA. Generally, the securities are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.
     As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first six months of 2008. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation. The model reflected various assumptions that market participants would use in pricing these securities, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.
     As a result of the temporary decline in fair value of the Company’s auction rate securities, which the Company attributed to market-related liquidity issues rather than the relevant issuer’s credit worthiness, the Company has recognized $10,224,655 in unrealized losses in accumulated other comprehensive loss on its condensed consolidated balance sheet at June 30, 2008. The Company believes that credit markets for these securities will improve sufficiently to enable it to liquidate these securities without significant losses in the long-term. The Company intends to hold these securities for at least the next twelve months. Accordingly, these investments have been classified as long-term on the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007. Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as accumulated other comprehensive income or loss, as appropriate. Any adjustments in fair value that the Company determines to be other-than-temporary would require the Company to recognize such other-than-temporary impairment as a change to earnings.
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)
     As of June 30, 2008, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$—	$49,775,345	$49,775,345

     For the three and six months ended June 30, 2008, there were no gains or losses included in earnings on the Company’s condensed consolidated statement of operations that were attributable to unrealized gains or losses related to Level 3 assets held at June 30, 2008.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value during the three and six months ended June 30, 2008:

	Available-for-sale	Available-for-sale
	securities - Level 1	securities - Level 3
Balance at December 31, 2007	$45,000,000	$—
Deposits for the three months ended March 31, 2008	$15,000,000	$—
Transfers in and/or (out) (1)	$(60,000,000)	$60,000,000
Unrealized loss for three months ended March 31, 2008	$—	$(2,400,000)

Balance at March 31, 2008	$—	$57,600,000
Unrealized loss for three months ended June 30, 2008	$—	$(7,824,655)

Balance at June 30, 2008	$—	$49,775,345

(1)	Based on the deteriorated market conditions of the Company’s auction rate securities that are classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to internal calculations effective March 31, 2008. Accordingly, these securities were reclassified from Level 1 to Level 3.
     Temporary impairment analysis
     In determining whether there was an other-than-temporary impairment of the auction rate securities, the Company applied the accounting literature included in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), and also considered the guidance included in SAB 59, Noncurrent Marketable Equity Securities, and SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. Under the FSP 115-1 three-step model used to determine other-than-temporary impairments, the Company determined that the investment was impaired using cash flow discounting with a Monte Carlo simulation model.
     As required by step 2 of FSP 115-1, the Company considered whether the impairment should be deemed other than temporary. The Company intends to, and has the ability to, hold these securities until a forecasted recovery of fair value (a period of six to 24 months). In considering the expected recovery period, the Company considered the following evidence in determining whether the Company had the intent and ability to hold the securities for a reasonable period of time sufficient for a forecasted recovery of fair value.
     Analysis of the expected recovery period
     The Company believes that a reasonable expected recovery period varies for these auction rate securities, from a period of six to 24 months based on the following factors:
•	FFELP, student loan-backed investments. The Company considered the credit support for the auction rate securities in its portfolio. The majority ($44,108,295) of the Company’s auction rate securities are collateralized by guaranteed student loans issued under the FFELP program, substantially all of which are guaranteed under that program. The remaining auction rate securities ($5,667,050) have MBIA, Inc. guarantees. MBIA has been downgraded to AA from AAA and carries a negative credit outlook by Standard & Poor’s Ratings Services and Moody’s Investor Services. MBIA announced on June 30, 2008, that following a portfolio rebalancing, it has sufficient eligible collateral and cash to satisfy its requirements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)
•	Rating agency information. The Company considered the current ratings of the auction rate securities in its portfolio. A total of $44,108,295 of the Company’s auction rate securities are AAA-rated by at least one of the following rating agencies: Fitch Ratings, Standard & Poor’s Ratings Services or Moody’s Investor Services. A total of $5,667,050 of the Company’s auction rate securities are AA-rated by Moody’s Investor Services or Standard & Poor’s Ratings Services.

•	Continued interest payments. The Company considered whether the issuers of the auction rate securities were current in their interest payments. No contractually required interest payments have been missed on the Company’s auction rate securities.

•	Issuers’ refinancing of obligations. The Company considered whether the issuers of the auction rate securities in its portfolio had refinanced their obligations. Although to date no repayment of principal has occurred on any of the Company’s auction rate securities, the Company noted some repayments on similar bonds.

•	Congressional interest in providing liquidity for student loan backed securities. The Company assessed governmental and regulatory interest in resolving the auction rate securities crisis. In recent months, there has been congressional attention focused on student loan backed auction rate securities, indicating political support for finding a solution to the liquidity crisis in this sector.

•	Length of impairment. The length of time from the point of initial impairment is short (these auctions began to fail in mid-February 2008). The Company will continue to monitor the duration of impairment, market factors and other information in considering the forecasted recovery of fair value. As a result, in future periods, the Company’s expectation of the recovery period may change.

•	Legal Action. Legal action has been taken by both the Commonwealth of Massachusetts and the state of New York against certain investment banks associated with the issuance and marketing of these securities. Additionally, class action lawsuits have been filed against the majority of the investment banks associated with the issuance and marketing of these securities on the part of holders of the securities. These legal pressures are expected to generate positive actions on the part of the investment banks and issuers to provide liquidity to the holders of the securities.
     Liquidity needs
     The Company also evaluated its need for cash to meet working capital requirements and other obligations. In doing so, the Company considered a number of factors. The Company recently generated $33,389,832 in cash through the sale of its orofacial therapeutics business in January 2008. The Company’s anticipated net cash usage for full year 2008 is projected to be between $2,000,000 and $9,000,000. With a balance of $26,326,885 in liquid securities as of June 30, 2008, the Company believes it has sufficient liquid resources for a reasonable period of time for a forecasted recovery of fair value. Based on its anticipated needs, the Company does not anticipate having to obtain liquidity from its investments until after March 31, 2009. The Company has not sold any securities for losses prior to the forecasted recovery of fair value.
     Duration and severity of impairment
     The impairment period for the auction rate securities has been limited. Auction failures for these securities began to become widespread in mid-February 2008. In considering the severity of impairment, the Company notes that the extent to which fair value is below cost is 17.04%. The event that has given rise to the temporary impairment of the auction rate securities is related to liquidity issues, rather than credit quality issues. The Company believes, based upon the factors outlined above, that the impairment is not

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)
other than temporary. The Company will continue to monitor the severity of the impairment and will consider the forecasted recovery of fair value.
     Based on the considerations outlined above, the Company determined that it has the intent and ability to hold the auction rate securities through the expected recovery period of six to 24 months. As required by FSP 115-1, because the Company concluded that the investment was not other-than-temporarily impaired, the Company will continue to evaluate whether the investments are impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to (or beyond) its cost or the Company recognizes an other-than-temporary impairment loss. Also, given that an other-than-temporary loss was not recorded, step 3 of FSP 115-1 is not required.
     Assumptions and methodology
     The following assumptions and methodology were made when preparing the cash flow discounting model:
•	The Company determined that the investments were impaired using cash flow discounting with a Monte Carlo simulation model. The cash flows were calculated using each individual auction rate security Maximum Interest Rate formula. The Maximum Interest Rate is paid when an auction fails.

•	A long-term discount spread over the life of each bond was used to compute cash flow.

•	Since the majority of the student loans backing the bonds are government guaranteed, the Company assumed that all required cash would be available to pay the bond interest and principal.

•	The Monte Carlo simulation randomly generated London Interbank Offered Rate (“LIBOR”), U.S. Treasury Bill and Commercial Paper rates for each month out to a bond’s maturity. In each month, a coupon level was calculated using the Maximum Interest Rate formula, and applied to the bond’s notional to obtain a cash flow. The cash flow was then discounted using the realized (random) LIBOR rates, plus a spread.

•	The simulated rates were assumed to have a mean based on the yield curve for each type of rate, calculated on the valuation date of June 30, 2008. For one month LIBOR, 91 day US Treasury Bills and 3 month Commercial Paper, the relevant rates were calculated as forward rates for each month out to maturity. A historical study of the three time series over the past five years was run to determine the standard deviation and correlation of each series, which were then used to drive the simulation.

•	Commercial paper rates beyond June 30, 2008 are not available, so the commercial paper rates were estimated based on the equivalent LIBOR forward rate.

•	The discount spread applied was calculated by using the latest purchase of an auction rate security as the most recent market clearing price.
     Based on the cash flow discounting model, the Company’s securities have a fair market value of $49,775,345 as of June 30, 2008. An unrealized loss of $10,224,655 has been included in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet as of June 30, 2008.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)
     The following table provides the provisions of the auction rate securities as of June 30, 2008:

		Stated			Fitch	Moody	S&P
	Auction	Interest			Rating	Rating	Rating
	Reset	Rate at		Original	as of	as of	as of
CUSIP	Period	6/30/08(3)		Maturity	6/30/08	6/30/08	6/30/08	Credit Backing

041150CU5	28 days	3.983%		6/1/2030	AAA	Aaa	—	FFELP
10620NBV9	7 days	3.963%		6/25/2043	AAA	Aaa	AAA	FFELP
10623PDB3	28 days	3.971%		3/1/2040	AAA	Aaa	—	FFELP
196777JZ0	28 days	3.732%		12/1/2034	AAA	Aaa	AAA	FFELP
196777KF2	28 days	0.000	% (1)	12/1/2037	AAA	Aaa	AAA	FFELP
207784AL3	28 days	2.380%		6/1/2034	AAA	—	AAA	FFELP
28148NAT0	28 days	5.390%		12/1/2035	AAA	Aaa	—	FFELP
49130NAY5	28 days	2.412%		6/1/2034	AAA	—	AAA	FFELP
598497AA3	28 days	2.765%		10/1/2037	AAA	—	AAA	FFELP
604152AD0	28 days	3.450%		5/1/2038	—	Aa	—	MBIA
606072GD2	28 days	2.528%		6/1/2031	AAA	Aaa	—	FFELP
606072HG4	28 days	2.601%		9/1/2043	AAA	Aaa	—	FFELP
679110CL8	28 days	3.483%		6/1/2030	—	Aa	AA	FFELP; MBIA
709163EY1	28 days	3.448%		12/1/2045	AAA	Aaa	—	FFELP
709163DK2	28 days	3.481%		10/1/2042	AAA	Aaa	—	FFELP
917546FK4	28 days	0.000	% (2)	11/1/2040	—	Aaa	AAA	FFELP
917546GJ6	28 days	2.370%		5/1/2046	—	Aaa	AAA	FFELP

(1)	Earned between 5.255% and 5.881% from February 2008 to June 2008. Interest rate reset to zero upon failure on June 25, 2008, with an auction reset date of July 23, 2008. Upon auction failure on July 23, 2008, the interest rate reset to 0.056%.

(2)	Earned 13.425% before auction failure occurred on March 10, 2008.

(3)	Securities have a maximum interest rate which is a function of one rate, the minimum of two rates, or the minimum of three rates. Interest rates change upon each reset period.
11. Investments in Marketable Securities
     As of June 30, 2008, the Company had investments of $49,775,345 in marketable securities classified as available-for-sale, which primarily represent the proceeds of the February 2007 secondary public offering and a portion of the proceeds from the January 2008 sale of its orofacial therapeutic business. The Company recorded investment income (including realized gains and losses) on its investment portfolio of $1,447,626 and $642,613 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had accrued interest receivables of $60,430 related to its investments in marketable securities. At June 30, 2008, the Company’s condensed consolidated financial statements reflected an unrealized loss of $10,224,655 on marketable securities.
     The investments are classified as long-term because the Company does not anticipate liquidating the investments over the next twelve months.
     At June 30, 2008, investments in marketable securities classified as available-for-sale included the following:

		Unrealized	Unrealized
Available-for-sale	Amortized Cost	Losses	Gains	Fair Value
Auction rate securities	$60,000,000	$10,224,655	$—	$49,775,345

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Commitments and Contingencies
Operating Leases
     The Company maintains operating leases for the use of office space at the Company’s headquarters in Franklin, Tennessee, as well as for the use of various business equipment.
     In May 2007, the Company entered into a new lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety the Company’s previous lease with Noblegene dated April 2004, as amended in July 2005. This new lease extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at the Company’s headquarters in Franklin, Tennessee. Under the terms of the new lease, the Company pays Noblegene monthly rent of $50,017, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The new lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The initial term of the new lease continues until December 31, 2016, and the Company has the option to extend the new lease for two additional five-year terms. Under the terms of the new lease, the Company agrees to indemnify Noblegene under specific circumstances.
     Under the original lease terms, the Company had been provided a rent credit of $106,831 to be used towards improvements. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company had recorded these tenant-funded improvements and the related deferred rent in its condensed consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and other related operating expenses associated with the office space of $286,107 and $530,657 for the three and six months ended June 30 2008, respectively, and $240,180 and $498,623 for the three and six months ended June 30, 2007, respectively.
     In August 2007, the Company entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building the Company will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, the Company’s lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2,500,000 to reimburse the Company for construction costs associated with building out the leased space. The tenant improvement allowance represents the Company’s portion of a $5,000,000 grant awarded to Noblegene for the construction of the new building. The Company will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately July 2009. The Company has the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit of $375,000 to Noblegene for the new building. The Company has recorded this deposit in its condensed consolidated balance sheet.
     In January 2008, the Company entered into an amendment to its two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided for the Company to pay $56,686 to Noblegene as a final payment of 2007 operating costs under the May 2007 lease agreement.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Commitments and Contingencies (continued)
     The future commitments as of June 30, 2008 under these operating lease agreements are as follows:

2008	$550,101
2009	1,375,708
2010	1,416,979
2011	1,459,488
2012	1,503,273
Thereafter	8,089,772

Total	$14,395,321

     Rental expense for all operating leases was $219,431 and $453,152 for the three and six months ended June 30, 2008 respectively, and $227,632 and $403,846 for the three and six months ended June 30, 2007, respectively.
Capital Leases
     The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at June 30, 2008 and December 31, 2007 totaled $59,118 and $68,133, respectively.
     The future commitments as of June 30, 2008 under these capital lease agreements are as follows:

	Principal	Interest	Total
2008	$8,777	$1,375	$10,152
2009	18,187	2,117	20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
2012	3,028	52	3,080

Total	$61,677	$5,222	$66,899

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
Supply Agreements
     The Company has executed supply agreements with Novartis Vaccines and Diagnostics (“Novartis”) and Kensey Nash Corporation (“Kensey Nash”). Under these agreements, the Company has minimum purchase commitments of $1,219,459 remaining for 2008 and estimated commitments of $2,757,852 for 2009, $2,895,745 for 2010 and $3,040,532 for 2011.
13. Capital Shares
     On May 12, 2006, the Company amended and restated its Certificate of Incorporation, approved a total of 52,500,000 shares of capital stock, and designated 37,500,000 shares as common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.
     In February 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Capital Shares (continued)
option. Of the shares of common stock being offered, 2,517,111 shares of common stock were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.7 million to the Company and $11.8 million to the selling stockholders. As of June 30, 2008, the $39.7 million net proceeds to the Company are invested in auction rate securities with AAA and AA credit ratings. The Company did not receive any of the $11.8 million proceeds from the sale of common stock by the selling stockholders.
14. Stock-Based Compensation
2001 Long-Term Stock Incentive Plan
     During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the “option plan”). The option plan provides that stock options other equity interests or equity-based incentives in the Company may be granted to key personnel of the Company at an exercise price determined at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.
     The employee stock options granted by the Company are structured to qualify as incentive stock options (“ISOs”). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three and six months ended June 30, 2008 and 2007 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.
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
     Under the option plan, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance, which reflects an addition of 900,000 shares to the authorized aggregate pool after ratification by the Company’s stockholders in June 2008. As of June 30, 2008, a total of 2,333,797 options for shares of common stock were issued and outstanding and a total of 567,621 shares of common stock have been issued upon option exercise. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. A total of 1,118,305 shares of common stock remained available for future issuance pursuant to the option plan as of June 30, 2008.
     During the three and six months ended June 30, 2008, the Company granted stock options to purchase an aggregate of 86,240 and 592,018 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $11.49 and $13.76 per share, respectively. During the three and six months ended June 30, 2007, the Company granted stock options to purchase an aggregate of 168,301 and 520,701 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $17.49 and $14.24 per share, respectively. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Stock-Based Compensation (continued)
     There were 71,166 and 169,243 shares of common stock issued upon option exercises during the three and six months ended June 30, 2008, respectively. There were 129,063 and 133,338 shares of common stock issued upon option exercises during the three and six months ended June 30, 2007, respectively.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation costs recognized for the three and six months ended June 30, 2008 and 2007 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods for the three and six months ended June 30, 2008 and 2007 as follows:

	2008	2007
Risk free interest rate	2.87%	4.77%
Expected dividend yield	—	—
Volatility factor of the expected market price	80%	80%
Forfeiture rate	3.2%	2.8%
Weighted average expected life of the option	7.8 years	6.7 years
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
     The Company’s net income (loss) includes compensation costs related to its stock-based compensation arrangements of $923,180 and $1,581,774 for the three and six months ended June 30, 2008, respectively, and $415,657 and $741,194 for the three and six months ended June 30, 2007, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net income (loss).
2005 Employee Stock Purchase Plan
     During 2005, the Company’s board of directors and the Company’s stockholders approved the adoption of the 2005 Employee Stock Purchase Plan (the “purchase plan”). The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees. The purchase plan provides for offering periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the mean trading price for shares of the Company’s common stock on the Nasdaq stock exchange at the beginning or the end of the offering period.
     Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of June 30, 2008, there were 165,921 shares remaining available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized stock-based compensation expense for the purchase plan of $13,641 and $20,747 during the three and six months ended June 30, 2008, respectively, and $5,729 and $11,431 during the three and six months ended June 30, 2007, respectively.
15. Income Taxes
     At June 30, 2008, the Company had federal net operating loss (“NOL”) carryforwards of $28,241,361 that will begin to expire in 2022. State NOL carryforwards at June 30, 2008 totaled $16,062,089 and will expire between 2017 and 2022. The use of deferred tax assets, including federal net operating losses, is

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Income Taxes (continued)
limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, the Company’s management believes that there is not sufficient evidence at June 30, 2008 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2008. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.
     The valuation allowance was $17,735,476 and $23,110,057 at June 30, 2008 and December 31, 2007, respectively. The valuation allowance decreased by $5,374,581 in the six months ended June 30, 2008.
     The Company’s ability to use its NOL carryforwards could be limited and subject to annual limitations. In connection with future offerings, the Company may realize a “more than fifty percent change in ownership” which could further limit its ability to use its NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of its NOL for federal income tax purposes.
     The Company incurred net operating income for the three and six months ended June 30, 2008 and net operating losses for the three and six months ended June 30, 2007. As of June 30, 2008, the Company has estimated its federal income tax expense to be $122,500 related to the tax-deferred installment obligation on the sale of the orofacial therapeutic business and has recognized the expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2008.
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that the Company should use a “more likely than not” recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more likely than not” recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     As a result of implementing FIN 48, the Company did not have any unrecognized tax benefits or liabilities or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the three and six months ended June 30, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.
16. Related Party Transactions
Intellectual Property
     Dr. Samuel E. Lynch, the Company’s President and Chief Executive Officer, was a faculty member at Harvard University (“Harvard”) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties it receives from successful intellectual property licenses with the faculty members that invented such intellectual property. As of July 31, 2008, Harvard has paid to Dr. Lynch a total of $892,133 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

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
Membership on the Board of Directors of a Third Party Company
     Dr. Lynch, the Company’s President and Chief Executive Officer, is currently a member of the board of directors of GreenBankshares, Inc., which serves as the bank holding company for GreenBank, a Tennessee chartered commercial bank. He was re-elected as a director at GreenBankshares, Inc.’s 2008 annual meeting, which was held on April 29, 2008, to serve a three-year term expiring at the 2011 annual meeting. As of June 30, 2008, the Company maintained accounts at GreenBank, including a portion of its cash and cash equivalents.
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
     In September 2006, the Company appointed Dr. Friedlaender as a member of its board of directors. Prior to the August 2006 agreement and the September 2006 appointment, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% fully vested upon issuance. For the six months ended June 30, 2008 and 2007, the Company paid Dr. Friedlaender $0 and $17,500, respectively, for consulting services performed pursuant to the August 2007 and August 2006 agreements.
17. Seasonality
     In January 2008, the Company completed a transaction to sell its remaining orofacial therapeutic business to Luitpold, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S. As a result of the sale, the Company does not expect product sales revenues from GEM 21S in 2008 and going forward; however, the Company will continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.
     Prior to the January 2008 sale, the manufacturing and supply agreement with Luitpold obligated Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company was obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. The cyclical nature of these purchase commitments triggered product sales for GEM 21S for the Company primarily in the third and fourth quarters, with a lower portion of product sales recognized in the first and second quarters.
18. Comprehensive Income (Loss)
     Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, is a change in equity resulting from non-owner sources. The components of the Company’s comprehensive income (loss) are as follows:

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18. Comprehensive Income (Loss) (continued)

	Three months
	ended June 30,
	2008	2007
Net (loss)	$(9,172,152)	$(6,371,218)
Other comprehensive loss:
Unrealized loss on marketable securities classified as available for sale	(7,824,655)	—

Comprehensive (loss)	$(16,996,807)	$(6,371,218)

	Six months
	ended June 30,
	2008	2007
Net income (loss)	$22,131,063	$(12,065,532)
Other comprehensive loss:
Unrealized loss on marketable securities classified as available for sale	(10,224,655)	—

Comprehensive income (loss)	$11,906,408	$(12,065,532)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008.
     Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may”, “continue”, “estimate”, “intend”, “plan”, “will”, “believe”, “project”, “expect”, “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Our financial condition and results of operations may change as a result of many factors, including those we discuss in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, and those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our actual results may differ materially from those anticipated in the forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.
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
     We are developing a pipeline of product candidates that are based upon our platform technology used in our previously approved periodontal product, GEM 21S. These product candidates are designed to target a broad range of clinical indications in bone, cartilage, ligament and tendon repair. We currently have seven clinical studies recently completed or currently under way, which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates, including our lead product candidates Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, and Augment™ Injectable Bone Graft (“Augment Injectable”), formerly GEM OS2 injectable bone graft, in treating bone defects and injuries. In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring cartilage, ligament and tendon repair.
     Our development strategy for our orthopedic product candidates is similar to the strategy that we used in the development of GEM 21S, which received approval from the U.S. Food and Drug Administration (“FDA”) in November 2005 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. This strategy was effective in that we were able to obtain product approval in less than five years.

     In 2003, we sold worldwide marketing and distribution rights for GEM 21S to Luitpold Pharmaceuticals, Inc. (“Luitpold”), a U.S. subsidiary of Daiichi Sankyo Co., Ltd. In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, whereas Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. This arrangement allows us to focus our expertise and our future development efforts on our orthopedic, spine and sports medicine product candidates, and provides additional capital allowing us to aggressively advance our pipeline of product candidates through clinical development and into commercialization.
     Since inception in 1999, we have incurred losses from operations each year. As of June 30, 2008, we had an accumulated deficit of $42.2 million, which includes a $39.3 million net gain on the January 2008 sale of our orofacial therapeutic business. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses, excluding the gain on sale of our orofacial therapeutic business, will continue to increase over the next several years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products. Also, given our sale of our remaining orofacial therapeutic business, we currently do not have an FDA approved product currently in commercialization. Since inception, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (“IPO”) in May 2006 and our secondary public offering in February 2007), from the licensing and sale of our orofacial therapeutic business in January 2008, and from research and development agreements, grants and product sales. We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities. Furthermore, as we operate as a publicly traded company, we expect to incur additional costs, such as those related to the ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
     We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies in the United States, Canada and the European Union (“EU”) of Augment and Augment Injectable, as well as continuing expenses associated with regulatory filings, including the EU regulatory filing for GEM 21S.
     The following table summarizes our research and development expenses for the three and six months ended June 30, 2008 and 2007. Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development of Augment and Augment Injectable, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, research and development and clinical departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended		Six months ended
	June 30,		June 30,
Costs	2008	2007	2008	2007
Direct external:
Periodontal	$76,349	$719,158	$642,288	$1,213,721
Orthopedic	3,426,670	1,507,757	5,718,420	2,897,122
Sports medicine and diagnostic	108,555	313,712	172,061	380,815
Spine	65,149	—	367,723	—

	3,676,723	2,540,627	6,900,492	4,491,658

Internal:
Periodontal	173,166	538,405	300,391	1,103,778
Orthopedic	2,187,401	1,331,306	4,060,449	2,494,279
Sports medicine and diagnostic	453,455	308,016	857,338	572,161
Spine	333,294	—	846,592	—

	3,147,316	2,177,727	6,064,770	4,170,218

Total	$6,824,039	$4,718,354	$12,965,262	$8,661,876

     We expect our research and development expenses to increase due to the substantial expansion of our internal research capabilities and due to the numbers of patients we expect to enroll in the clinical trials of Augment, Augment Injectable and our other product candidates. We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.
     The successful development of Augment or Augment Injectable or any of our other product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the establishment of marketing, sales and distribution;

•	the cost and timing associated with licensing, business relationships and similar arrangements;

•	the cost and timing of establishing clinical and commercial supplies of Augment, Augment Injectable and our other product candidates;

•	the timing and results of our pre-clinical research programs; and

•	the effects of competing technologies and market developments.
     Any failure to complete the development of Augment or Augment Injectable or any of our other product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under “Item 1A — Risk Factors”.
Recent Developments
Annual Stockholders Meeting, Election of Chairman and Board Committee Appointments
     On June 12, 2008, we held our annual meeting of stockholders at our company headquarters in Franklin, Tennessee. Our stockholders voted in favor of all proposals identified in the Proxy Statement.
     Re-elected to the board of directors for three year terms expiring at the 2011 annual meeting of stockholders were Larry W. Papasan, Samuel E. Lynch, DMD, D.M.Sc., and James G. Murphy. In other voting, stockholders ratified the amendment to increase the aggregate pool of stock options available under our 2001 long-term stock incentive plan to 4,019,723, which reflects an addition of 900,000 shares. Stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. No other business was conducted at the meeting.
     Immediately following the annual meeting, the board of directors took the following actions: (1) re-elected Larry W. Papasan as chairman of the board; (2) determined that a majority of the board continues to consist of independent directors, including Larry W. Papasan, Chris Ehrlich, Charles W. Federico, James G. Murphy, and Douglas Watson; (3) made the following committee appointments: audit committee — James G. Murphy (committee chairman), Chris Ehrlich, and Charles W. Federico; compensation committee — Chris Ehrlich (committee chairman), Larry W. Papasan, and Doug Watson; and nominating and governance committee — Douglas Watson (committee chairman), Larry W. Papasan, and James G. Murphy; and (4) determined that James G. Murphy continues to meet the qualifications of an audit committee financial expert.

New Augment™ Brand Name for Orthopedic Product Line
     In June 2008, we introduced Augment™ as the new brand name for our portfolio of orthopedic product candidates. This name replaces the GEM (Growth-factor Enhanced Matrix) family of trademarks, which was acquired by Luitpold in a transaction that divested our remaining orofacial therapeutic business earlier this year.
     The Augment name will be incorporated into current and future product candidates that contain rhPDGF-BB, including our lead product candidates Augment Bone Graft (“Augment”), formerly GEM OS1 bone graft, and Augment Injectable Bone Graft (“Augment Injectable”), formerly GEM OS2 injectable bone graft, and is intended to be used worldwide.
Clinical Trial Updates — Augment
     U.S. Augment Pivotal Study — Foot and Ankle Fusions — As of August 8, 2008, a total of 220 patients have been enrolled in the U.S. pivotal trial evaluating the safety and effectiveness of Augment to stimulate bone healing in foot and ankle fusions. The study design is a randomized, controlled, non-inferiority trial comparing Augment to autograft and will enroll up to 396 patients. There are currently 29 sites actively enrolling patients in the United States and Canada. Additionally, three new sites are pending study initiation and are expected to be online in the coming weeks. Our goal remains to complete enrollment by year-end 2008; however, more conservative estimates have indicated the possibility that completion of enrollment may not be until the spring of 2009.
     EU Augment Trial — Foot and Ankle Fusions — As of August 1, 2008, a total of 95 patients have been enrolled in the EU clinical study with Augment for the treatment of foot and ankle fusions. This study is an open label trial and will enroll up to 125 patients. We expect to complete enrollment by year-end 2008.
     Canadian Augment Pilot and Registration Trial — Foot and Ankle Fusions — In the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada. Currently, we are addressing questions received from Health Canada. The DLA submission is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions. We anticipate a final decision on the DLA in the first half of 2009.
Clinical Trial Updates — Augment Injectable
     Canadian Augment Injectable Pilot Trial — Foot and Ankle Fusions — This is a Canadian study investigating the use of Augment Injectable in patients being treated for foot and ankle fusions. A total of 10 patients have been enrolled in this open-label study. The results of the study demonstrated that all 10 patients achieved clinical healing at the six month time point. Within the 10 patients, a total of 20 joints were treated, with 100 percent successful clinical outcome. In addition, analysis of CT scans at three to four months after surgery showed that 90 percent of the patients had achieved radiographic fusion. Consistent with our previous studies, there were no Serious Adverse Events (“SAE”) related to the device.
     EU Augment Injectable Pilot Trial — Distal Radius Fractures — This is a Swedish study investigating the use of Augment Injectable in patients being treated for fractures of the distal radius (wrist). A total of 21 patients have been enrolled in the study, consisting of 11 patients treated with Augment Injectable combined with external fixation and 10 patients treated with external fixation alone. Enrollment in the study was completed in December 2007. Data analysis is ongoing following a six month follow-up and the results are expected to be released by the end of September 2008.
     Bone Augmentation — We had previously announced a plan to initiate a human clinical study in the first half of 2008 with Augment Injectable for a bone augmentation application, or the prophylactic treatment of osteoporotic bone. However, due to our focus on existing clinical programs, we have decided to defer additional development work of the product candidate in bone augmentation applications. As a result, we have postponed the initiation of a human clinical study with the product candidate for this application.
EMEA Filing
     We previously announced that the Marketing Authorization Application (“MAA”) for GEM 21S was validated and was under review by the European Medicines Agency (“EMEA”). The MAA submission is required for approval of distribution and commercialization of GEM 21S as a medicinal combination product in the EU. Currently, we are addressing questions received from EMEA. We expect approval of this product in Europe in the first half of 2009. The approval of GEM 21S in the EU will trigger a $10.0 million milestone payment from Luitpold, who owns and markets GEM 21S through its Osteohealth Company.
Canada Distribution Agreement
     In April 2008, we entered into a distribution agreement with Joint Solutions Alliance Corporation (“Joint Solutions”), a sales and distribution company for healthcare products headquartered in Burlington, Ontario, Canada. As part of this agreement, Joint Solutions will act as the exclusive distributor of our GEM OS1 and GEM OS2 products for the treatment of below the neck indications in humans for the country of Canada. Once we gain approval in Canada for our product candidates, Joint Solutions is required to purchase from us a certain quantity of our products based on their ongoing forecasts, as well as an agreed upon annual sales quota, and will use its best efforts to promote the sale of the products in Canada. The agreement has an initial two-year term expiring in April 2010, and is subsequently renewable for additional one-year terms.
Kensey Nash Agreement Amendment
     In April 2008, we amended our development, manufacturing and supply agreement with Kensey Nash Corporation (“Kensey Nash”). This represents the third amendment to the agreement and provides for new payments from us to Kensey Nash for the accomplishment of development milestones for potential new products. Previous amendments to the agreement altered the milestone payment dates for the accomplishment of agreed upon objectives.
Opportunity for Increased Liquidity
     Legal action has been taken by both the Commonwealth of Massachusetts and the state of New York against certain investment banks associated with the issuance and marketing of auction rate securities. Additionally, class action lawsuits have been filed against the majority of the investment banks associated with the issuance and marketing of these securities on the part of holders of the securities. These legal pressures are generating positive actions on the part of the investment banks and issuers to provide liquidity to the holders of the securities.
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

Revenue Recognition
     We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”), and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”). Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized as revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the sales information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.
     Revenue related to grant awards is deferred and recognized as related research and development performance occurs.
Research and Development Costs
     We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to Augment, Augment Injectable and our other product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturer start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.
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
Valuation of Purchase Commitments
     We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated interim financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting

Research Bulletins (“ARB No. 43”). As of June 30, 2008, no reserves have been recorded associated with these future purchase commitments.
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
Stock-based Compensation
     During 2001, our board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the “option plan”). The option plan provides that stock options, other equity interests or equity-based incentives in our Company may be granted to key personnel at an exercise price determined by our Compensation Committee, at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.
     The stock options we granted to our employees are structured to qualify as incentive stock options (“ISOs”). Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three and six months ended June 30, 2008 and 2007 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the six months ended June 30, 2008: risk-free interest rate of 2.87%, expected dividend yield of 0%, volatility factor of the expected market price of our common stock of 80%, forfeiture rate of 3.2% and weighted average expected life of the option of 7.8 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.
     The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
     Our net income (loss) includes compensation costs related to our stock-based compensation arrangements of $0.9 million and $1.6 million for the three and six months ended June 30, 2008, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2007, respectively. No income tax benefit related to our stock-based compensation arrangement is included in our net income (loss).
Income Taxes
     We account for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets related to future years, including loss carryforwards, if there is not sufficient evidence to indicate that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in future years.
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that we should use a “more likely than not” recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more likely than not” recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on our financial position or results of operations as of and for the three and six months ended June 30, 2008 and 2007.
Investments in Marketable Securities
     We have investments in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value, which total $49.8 million as of June 30, 2008. A total of $44.1 million of our auction rate security investments are bonds with a credit rating of AAA and $5.7 million are bonds with a credit rating of AA. Generally, the securities are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to account for the fair value of our investments in auction rate securities. As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first half of 2008. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation. The model considered factors reflecting assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.
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

     As of June 30, 2008, we had investments of $49.8 million in marketable securities classified as available-for-sale, which primarily include the proceeds of the February 2007 secondary public offering and a portion of the January 2008 sale of our orofacial therapeutic business. We recorded investment income, including realized gains and losses, on our investment portfolio of $0.5 million and $1.4 million for the three and six months ended June 30, 2008, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2007, respectively. At June 30, 2008, we had accrued interest receivable of $0.1 million related to our investments in marketable securities. At June 30, 2008, our condensed consolidated balance sheet reflects an unrealized loss of $10.2 million on marketable securities classified as available-for-sale.
     The investments are classified as long-term because we do not anticipate liquidating the investments over the next twelve months. See additional discussion regarding the liquidity of the auction rate securities in “— Liquidity and Capital Resources.”
Results of Operations
Three Months Ended June 30, 2008 and 2007
     Revenue. As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business, no product sales revenues were recorded for the three months ended June 30, 2008. However, as part of the sale agreement we continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field. Accordingly, we recognized royalty income of $0.2 million in each of the three month periods ended June 30, 2008 and 2007 based on Luitpold’s sale of the GEM 21S product.
     In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of our product GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. Accordingly, we recognized sublicense fee income of $0.2 million in each of the three month periods ended June 30, 2008 and 2007.
     Cost of Sales. As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business, no cost of sales were recorded for the three months ended June 30, 2008. Prior to January 2008, our cost of sales had been comprised of raw materials used in the production process, manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process.
     Research and Development Expenses. Our research and development expenses increased $2.1 million to $6.8 million for the three months ended June 30, 2008 from $4.7 million for the same period in 2007. Our costs increased in the three months ended June 30, 2008 due to: (1) increased research and development activities and clinical trials in the orthopedic program for Augment, Augment Injectable and other product candidates, resulting in a $1.1 million increase in professional fees and contract manufacturing costs, and (2) a net increase of 16 new employees in research and development functions, resulting in an increase of $0.9 million of salaries, benefits, travel, supplies and other related administrative employee costs. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials in the United States, Canada and the EU of Augment, Augment Injectable and other product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
     General and Administrative Expenses. Our general and administrative expenses increased $0.4 million to $2.5 million for the three months ended June 30, 2008 from $2.1 million for the same period in 2007. These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.
     Depreciation and Capital Lease Amortization Expense. Our depreciation and capital lease amortization expenses were $0.4 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, we purchased lab, manufacturing equipment and office equipment totaling $0.1 million.
     Patent License Fee Amortization. Our patent license fee amortization was $0.6 million in each of the three months ended June 30, 2008 and 2007. The ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative total of $11.7 million as of June 30, 2008.

     Interest and Investment Income. Net interest and investment income decreased $0.2 million to $0.7 million for the three months ended June 30, 2008 from $0.9 million for the same period in 2007. The aggregate balance of cash and investments at June 30, 2008 includes our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses, and includes the sale of our orofacial therapeutic business in January 2008, which resulted in cash proceeds of $33.4 million received in the first quarter of 2008. While our balance of investments in marketable securities has increased due to the proceeds of these transactions, resulting in a $0.1 million increase in investment income, our cash accounts earned $0.3 million less interest income as a result of reduced interest rates, which ranged from 1.85% to 2.10% during the three months ended June 30, 2008, compared to a range of 5.06% to 5.23% for the same period in 2007.
     Provision for Income Taxes. We incurred net operating losses for the three months ended June 30, 2008 and 2007, and, accordingly, we did not record a provision for income taxes. At June 30, 2008, we had federal net operating loss carryforwards of $28.2 million that will begin to expire in 2022. State net operating loss carryforwards at June 30, 2008 totaled $16.1 million and will expire between 2017 and 2022.
Six Months Ended June 30, 2008 and 2007
     Revenue. In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. As a result of the sale, no product sales revenues were recorded for the six months ended June 30, 2008. However, we recorded a $39.3 million gain on disposal of the orofacial therapeutic business, net of related expenses. As of June 30, 2008, we had received $33.4 million in cash as a result of the sale transaction and the sale of existing inventory. In addition, we will receive $6.0 million in cash no later than July 2009 and the remaining $4.0 million in cash will be received no later than December 2009. At June 30, 2008, we had recorded a long-term receivable of $9.6 million, which represents the discounted balance of the $10.0 million due from Luitpold in future periods. We have recorded $0.2 million of interest income from the accretion of the long-term receivable for the six months ended June 30, 2008.
     Also as part of the sale agreement, we continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field. Accordingly, we recognized royalty income of $0.4 million in each of the six month periods ended June 30, 2008 and 2007 based on Luitpold’s sale of the GEM 21S product.
     In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of our product GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. Accordingly, we recognized sublicense fee income of $0.5 million for the six months ended June 30, 2008, compared to $0.4 million for the same period in 2007.
     Cost of Sales. As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business, no cost of sales were recorded for the six months ended June 30, 2008. Prior to January 2008, our cost of sales had been comprised of raw materials used in the production process, manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process.
     Research and Development Expenses. Our research and development expenses increased $4.3 million to $13.0 million for the six months ended June 30, 2008 from $8.7 million for the same period in 2007. Our costs increased in the six months ended June 30, 2008 due to: (1) increased research and development activities and clinical trials in the orthopedic program for Augment, Augment Injectable and other product candidates, resulting in a $2.3 million increase in professional fees and contract manufacturing costs, and (2) a net increase of 16 new employees in research and development functions, resulting in an increase of $1.9 million of salaries, benefits, travel, supplies and other related administrative employee costs. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials in the United States, Canada and the EU of Augment, Augment Injecatable and other orthopedic product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
     General and Administrative Expenses. Our general and administrative expenses increased $0.7 million to $4.9 million for the six months ended June 30, 2008 from $4.2 million for the same period in

2007. These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.
     Depreciation and Capital Lease Amortization Expense. Our depreciation and capital lease amortization expenses were $0.7 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, we purchased lab and manufacturing equipment, office equipment and made leasehold improvements totaling $0.4 million. The increase in depreciation and capital lease amortization is attributable to these new purchases.
     Patent License Fee Amortization. Our patent license fee amortization was $1.2 million for the six months ended June 30, 2008 and $1.1 million for the same period in 2007. The ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative total of $11.7 million as of June 30, 2008.
     Interest and Investment Income. Net interest and investment income increased $0.1 million to $1.8 million for the six months ended June 30, 2008 from $1.7 million for the same period in 2007. The aggregate balance of cash and investments at June 30, 2008 includes our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses, and includes the sale of our orofacial therapeutic business in January 2008, which resulted in cash proceeds of $33.4 million received in the first quarter of 2008. While our balance of investments in marketable securities has increased due to the proceeds of these transactions, resulting in a $0.8 million increase in investment income, our cash accounts earned $0.7 million less interest income as a result of reduced interest rates, which ranged from 1.85% to 4.10% during the six months ended June 30, 2008, compared to a range of 5.06% to 5.23% for the same period in 2007.
     Provision for Income Taxes. We incurred net operating losses for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008, we estimated our federal income tax expense to be $0.1 million related to the tax-deferred installment obligation on the sale of the orofacial therapeutic business and have recognized the expense in our condensed consolidated statement of operations. At June 30, 2008, we had federal net operating loss carryforwards of $28.2 million that will begin to expire in 2022. State net operating loss carryforwards at June 30, 2008 totaled $16.1 million and will expire between 2017 and 2022.
     Our ability to use our net operating loss carryforwards could be limited. At June 30, 2008, we had net operating loss carryforwards totaling approximately $28.2 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating losses for federal income tax purposes.
Liquidity and Capital Resources
     In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, we sold 2,517,111 shares of common stock and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have invested our net proceeds from the offering in student loan backed auction rate securities with AAA and AA credit ratings.
     At June 30, 2008, we had $26.3 million in cash and cash equivalents held in two financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, bank certificates of deposit and money market accounts.
     We also had investments of $49.8 million in marketable securities at June 30, 2008. We invest in student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. A total of $44.1 million of our auction rate security investments are bonds with a credit rating of AAA and $5.7 million are bonds with a credit rating of AA. Generally, the securities are sold by state guarantee agencies backed by student loans under the FFELP. The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.
     As a result of the recent deterioration of the credit markets, certain auctions for these securities failed during the first six months of 2008. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation. The model reflected various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.
     As a result of the temporary decline in fair value of our auction rate securities, which we attributed to market-related liquidity issues rather than the relevant issuer’s credit worthiness, we have recognized $10.2 million in unrealized losses in accumulated other comprehensive loss on our condensed consolidated balance sheet at June 30, 2008. We believe that credit markets for these securities will improve sufficiently to enable us to liquidate these securities without significant losses in the long-term. We intend to hold these securities for at least the next twelve months. Accordingly, these investments have been classified as long-term. We expect that our near-term cash requirements will be satisfied by existing cash balances, which includes cash generated from the January 2008 sale of the orofacial business to Luitpold.
     In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. As of June 30, 2008, we have received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory. Under the terms of the sale agreement, we will receive an additional $10.0 million in cash as well as ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field.
     In December 2007, we received a time-based $5.0 million milestone payment for the second anniversary of the U.S. marketing approval for GEM 21S. In addition, we will also receive a $10.0 million milestone payment based upon the future anticipated EU regulatory approval of GEM 21S as pre-established in a prior agreement between us and Luitpold.
     For the six months ended June 30, 2008, net cash used in operating activities was $13.6 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by investing activities was $13.9 million for the six months ended June 30, 2008 and consisted of the net proceeds from the sale of our orofacial therapeutic business and the related assets held for sale, investments in marketable securities, equipment deposits and engineering design and planning costs for the new manufacturing facility at our corporate headquarters. Net cash provided by financing activities for the six months ended June 30, 2008 consisted primarily of $0.6 million in net proceeds from issuance of common stock under our stock-compensation plans.
     We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.
     We believe our existing cash and cash equivalents and our investments in marketable securities will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2010. Because of the significant time it will take for Augment, Augment Injectable or our other product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position.

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
Seasonality
     In January 2008, we completed a transaction to sell our remaining orofacial therapeutic business to Luitpold, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S. As a result of the sale, we do not expect product sales revenues from GEM 21S in 2008 and going forward; however, we will continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.
     Prior to the January 2008 sale, the manufacturing and supply agreement with Luitpold obligated Luitpold to purchase all of its requirements for GEM 21S from us and we were obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. The cyclical nature of these purchase commitments triggered product sales for GEM 21S for us primarily in the third and fourth quarters, with a lower portion of product sales recognized in the first and second quarters.
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
Comprehensive Income (Loss)
     Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, is a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	Three months ended
	June 30,
	2008	2007
	(in millions)	(in millions)
Net income (loss)	$(9.2)	$(6.4)
Other comprehensive loss:
Unrealized loss on marketable securities classified as available for sale	(7.8)	—

Comprehensive income (loss)	$(17.0)	$(6.4)

	Six months ended
	June 30,
	2008	2007
	(in millions)	(in millions)
Net income (loss)	$22.1	$(12.1)
Other comprehensive loss:
Unrealized loss on marketable securities classified as available for sale	(10.2)	—

Comprehensive income (loss)	$11.9	$(12.1)

Contractual Obligations
     Our major outstanding contractual obligations relate to our purchase and supplier obligations, capital leases for equipment and operating leases for our facilities.
     In May 2007, we entered into a new lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety our previous lease with Noblegene dated April 2004, as amended in July 2005. This new lease extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at our headquarters in Franklin, Tennessee. Under the terms of the new lease, we will initially pay Noblegene monthly rent of $50,017, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The new lease agreement also contains annual scheduled rate increases equivalent to a minimum of three percent. Under the original lease terms, we had been provided with a rent credit of $106,831 to be used toward improvements. In connection with the new lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.
     In August 2007, we entered into a new lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building we will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, our lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. The tenant improvement allowance represents our portion of a $5 million grant awarded to Noblegene for the construction of the new building. We will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately July 2009. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.
     In January 2008, we entered into an amendment to our two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided for us to pay $56,686 to Noblegene as a final payment of 2007 operating costs under one of the lease agreements.
     Our Company’s President and Chief Executive Officer (“CEO”) is a former partner in Noblegene but maintained an ownership interest at the time we entered into our lease agreements with Noblegene. In March 2008, our CEO sold his ownership interest back to Noblegene. However, since the owner of Noblegene is a brother-in-law of the wife of our CEO, Noblegene continues to be a related party.
     Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization.
     We have summarized in the table below our fixed contractual obligations as of June 30, 2008:

	Payments due by period
		Within one	Two to three	Four to five	After five
Contractual obligations	Total	year	years	years	years
Capital lease obligations	$66,899	$10,152	$40,608	$16,139	$—
Operating lease obligations	14,395,321	550,101	2,792,687	2,962,761	8,089,772
Purchase and supplier obligations	9,913,588	1,219,459	5,653,597	3,040,532	—

Total	$24,375,808	$1,779,712	$8,486,892	$6,019,432	$8,089,772

     We have developed a network of suppliers, manufacturers, and contract service providers to provide a sufficient quantity of product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis Vaccines and Diagnostics (formerly Chiron Corporation) and Kensey Nash.

Recent Accounting Pronouncements
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for our condensed consolidated financial statements beginning January 1, 2008. We adopted SFAS No. 157 on January 1, 2008.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for our condensed consolidated financial statements beginning January 1, 2008. We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the three and six months ended June 30, 2008.
     EITF Issue 07-03. In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-03”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. We adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the three and six months ended June 30, 2008.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates ranging from 1.85% to 2.10% during the three months ended June 30, 2008. We have not used derivative financial instruments for speculation or trading purposes.
     As of June 30, 2008, we had investments of $49.8 million in marketable securities in our portfolio consisting of student loan backed auction rate securities that are classified as available-for-sale and recorded at fair value. A total of $44.1 million of our auction rate security investments are bonds with a credit rating of AAA and $5.7 million are bonds with a credit rating of AA. Generally, the securities are sold by state guarantee agencies backed by student loans under the FFELP. The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. However, the recent deterioration of the credit markets has resulted in auctions for these securities to fail during the first six months of 2008. Consequently, a temporary decline in fair value of our auction rate securities has resulted, which we attributed to market-related liquidity issues rather than the relevant issuer’s credit issues. An unrealized loss of $10.2 million has been included in accumulated other comprehensive loss on our condensed consolidated balance sheet at June 30, 2008.
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
     This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report from our registered independent public accounting firm. Our annual report on Form 10-K filed with the SEC on March 12, 2008 for the fiscal year ending December 31, 2007 included a report by our management on our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The annual report contained an evaluation by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, and concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our annual report for the year ended December 31, 2007 also contained an attestation opinion from our independent registered public accounting firm on the effectiveness of internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     Except as indicated below, there have been no material changes in information regarding our risk factors as described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in this Quarterly Report and in our Annual Report on Form 10-K may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our current product candidates are all based on the same protein, rhPDGF-BB. If one of our product candidates, or one of another company’s products or product candidates containing rhPDGF-BB or a similar growth factor, reveals safety or fundamental efficacy issues in clinical use or in clinical trials, then the development path for all our other current product candidates may be impacted.
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
     Since we are developing our product candidates in parallel, if one product candidate has negative clinical trial results or is shown to be ineffective, it may impact the development path or future development of the other product candidates. If we find that one product candidate is unsafe, it may impact the development of our other product candidates.
     If a product or product candidate developed by another company contains the same protein rhPDGF-BB, or a similar growth factor, as our product candidates, and if their product or product candidate reveals safety or fundamental efficacy issues, then the development of our product candidates may be impacted as well. Likewise, investor perception concerning a potentially negative impact on our product candidates may cause our stock price to decline or may result in stock price volatility. For example, in March 2008, the FDA issued an “Early Communication” regarding a potential safety issue related to patients who had received repeated treatments with Regranex®, which is a Johnson & Johnson product. Regranex is composed of rhPDGF-BB in a non-sterile ointment, and has been marketed since 1997 for the chronic treatment of non-healing diabetic foot ulcers. Regranex is approved for up to 140 daily applications, in contrast to our product candidates which are used as a single application and for different indications and different patient populations. The FDA Early Communication specifically addressed Regranex use and did not address other rhPDGF-BB containing products, including our product candidates. Following the FDA’s issuance of the Early Communication, our stock price declined, and other similar announcements may impact our stock price in the future. In April 2008, the FDA issued a letter to us confirming that our U.S. Augment pivotal study for the treatment of foot and ankle fusions should continue as designed and that the FDA has taken no action to change the study status, confirming that our IDE study of Augment remains approved by the FDA.
Liquidation of our investments could be delayed.
     As of June 30, 2008, we had investments in student loan backed auction rate securities with a combined par value of $60.0 million. As a result of the recent deterioration of the credit markets, auctions for these securities failed during the first half of 2008. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation. The model reflected various assumptions that market participants would use in pricing these securities, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market. There is a risk, however, that the assumptions used in the model could be wrong. Using this model, we have recorded a fair value of $44.1 million for our auction rate security investments consisting of bonds with a credit rating of AAA and $5.7 million for bonds with a credit rating of AA, resulting in a $10.2 million unrealized loss in accumulated other comprehensive loss on our condensed consolidated balance sheet at June 30, 2008. We believe that credit markets for these securities may improve sufficiently to enable us to liquidate these securities without significant losses in the long-term. However, there can be no guarantee that the market will reform or that our securities will be liquidated, or even if liquidated, that they will be sold in the timeframe necessary to meet our operational and financial liquidity needs.

As a result of a previously scheduled interim independent review of the data in our U.S. pivotal study for Augment, we may have to modify the study which could include stopping the study for safety reasons or increasing the number of patients included in the study. Either of these actions would impact the timing of completing of the study and our ability to commercialize Augment.
     In accordance with the protocol for our U.S. pivotal clinical trial for Augment for the treatment of foot and ankle fusions, an independent Data Monitoring Committee (“DMC”) will review the data for an initial cohort of patients. We anticipate that this data review will occur in September or October 2008. In particular, the DMC will review six month data on approximately 70 to 75 patients and will perform a safety review and assess the appropriateness of the number of patients to be included in the study. As a result of this review, the DMC may recommend an adjustment to the total number of patients in the study or may recommend that the study be terminated. If we increase the number of patients as a result of the DMC’s recommendation, it will increase the cost of the study, delay the study’s completion, and delay the regulatory approval and commercialization of Augment. If we stop the study as a result of the DMC’s recommendation, it will delay the regulatory approval and commercialization of Augment and may result in the withdrawal of our Augment Investigational Device Exemptions application. Any of these events could have a material adverse effect on our operations, financial position and liquidity.
     There were no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2008 Annual Meeting of Stockholders on June 12, 2008. The following individuals were re-elected as Class III Directors by holders of our common stock to serve three-year terms expiring at the 2011 annual meeting or until his successor is duly elected and qualified:

				Broker
				Non-
Director	For	Withheld	Abstain	Votes
Samuel E. Lynch, D.M.D., D.M.Sc.	16,291,011	432,828	—	—
Larry W. Papasan	16,190,054	533,785	—	—
James G. Murphy	16,288,223	435,616	—	—

     Chris Ehrlich and Charles W. Federico continue to serve as Class I Directors whose current terms will not expire until the 2009 annual meeting, and Gary E. Friedlaender, M.D. and Douglas Watson continue to serve as Class II Directors whose current terms will not expire until the 2010 annual meeting.
     In other voting, stockholders ratified the amendment to increase the aggregate pool of stock options available under our 2001 long-term stock incentive plan to 4,019,723, which reflects an addition of 900,000 shares. Votes totaled 10,654,345 for, 2,788,282 against, 3,998 abstentions and 3,277,214 broker non-votes.
     Stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Votes totaled 16,712,210 for, 9,329 against, 2,300 abstentions and 0 broker non-votes.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS

Exhibit No.	Filed	Description

10.1*	(a)	Distribution Agreement between the registrant and Joint Solutions Alliance Corporation dated April 18, 2008

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(a)	Section 1350 Certification of the Chief Executive Officer

32.2	(a)	Section 1350 Certification of the Chief Financial Officer

(a)	Filed herewith.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 11, 2008

BIOMIMETIC THERAPEUTICS, INC.
By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer