Form 10-Q
period 2008-09-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2008-11-10
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51934
BioMimetic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1786244
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

389 Nichol Mill Lane
Franklin, TN	37067
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No.
As of November 6, 2008, there were issued and outstanding 18,709,181 shares of the registrant’s common stock.

BioMimetic Therapeutics, Inc.
 i

PART I — FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$19,961,297	$25,482,587
Receivables — trade	3,956	2,243,318
Receivables — other	248,169	1,144,755
Prepaid expenses	472,096	681,189
Assets held for sale	—	3,436,911

Total current assets	20,685,518	32,988,760
Marketable securities	49,775,345	41,800,000
Inventory	1,250,258	787,132
Receivables — long term	9,704,287	—
Property and equipment, net	5,033,773	5,559,930
Capitalized patent license fees, net	5,627,678	6,003,321
Deposits	3,299,496	2,478,823

Total assets	$95,376,355	$89,617,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,137,313	$4,150,093
Accrued payroll, employee benefits and payroll taxes	1,763,378	1,665,838
Other accrued expenses	2,308,588	1,201,277
Current portion of capital lease obligations	17,974	17,351
Deferred liability	1,250,000	1,250,000
Deferred revenue	971,188	973,849

Total current liabilities	8,448,441	9,258,408
Accrued rent — related party	389,992	362,200
Capital lease obligations	39,340	52,900
Deferred revenue	16,765,659	17,492,055

Total liabilities	25,643,432	27,165,563

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,592,556 shares issued and outstanding as of September 30, 2008; 18,351,312 shares issued and outstanding as of December 31, 2007	18,593	18,351
Additional paid-in capital	129,909,729	126,791,861
Accumulated deficit	(60,195,399)	(64,357,809)

Total stockholders’ equity	69,732,923	62,452,403

Total liabilities and stockholders’ equity	$95,376,355	$89,617,966

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$—	$1,278,559	$—	$1,401,027
Royalty income	169,017	197,846	605,012	558,861
Sublicense fee income	244,792	178,919	729,056	530,922
Other revenue	5,160	9,305	30,301	27,790

Total revenues	418,969	1,664,629	1,364,369	2,518,600
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	1,218,967	—	1,410,677
Research and development (a)	5,665,818	4,583,913	18,631,080	13,245,789
General and administrative (b)	2,198,393	1,839,981	7,056,214	5,994,446
Depreciation and capital lease amortization	355,235	306,350	1,067,209	797,426
Patent license fee amortization	665,825	538,097	1,898,268	1,643,518

	8,885,271	8,487,308	28,652,771	23,091,856

Loss from operations	(8,466,302)	(6,822,679)	(27,288,402)	(20,573,256)
Interest income, net	97,903	397,531	427,726	1,439,978
Investment (loss) income, net	(9,598,379)	722,753	(8,150,753)	1,365,366
Loss (gain) on disposal of equipment	—	(1,666)	5,025	(1,681)
(Loss) gain on disposal of orofacial therapeutic business	(1,875)	—	39,291,314	—

(Loss) income before income taxes	(17,968,653)	(5,704,061)	4,284,910	(17,769,593)
Income taxes	—	(74,291)	122,500	(74,291)

Net (loss) income	$(17,968,653)	$(5,629,770)	$4,162,410	$(17,695,302)

Net (loss) income per common share:
Basic	$(0.97)	$(0.31)	$0.23	$(0.99)

Diluted	$(0.97)	$(0.31)	$0.22	$(0.99)

Weighted average shares used to compute net (loss) income per common share:
Basic	18,566,073	18,316,401	18,481,388	17,821,116

Diluted	18,566,073	18,316,401	19,241,894	17,821,116

Related party disclosures:
(a) Research and development includes professional fees to related parties	$5,000	$15,000	$5,000	$32,500

(b) General and administrative includes rent and operating expenses to related parties	$233,105	$249,620	$763,762	$748,243

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$4,162,410	$(17,695,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and capital lease amortization expense	1,067,209	797,426
Patent license fee amortization	1,898,268	1,643,518
Change in carrying value of marketable securities	10,224,655	—
(Gain) loss on disposal of equipment	(5,025)	1,681
Non-cash compensation and consulting expense	2,481,348	1,195,458
Gain on disposal of orofacial therapeutic business	(39,291,314)	—
Non-cash interest income from disposal of business	(228,994)	—
Changes in operating assets and liabilities:
Receivables	3,135,948	105,993
Receivables — related party	—	(53,169)
Inventory	(463,126)	(2,202,590)
Prepaid expenses	209,093	192,813
Deposits	—	(375,000)
Accounts payable, accrued payroll and other accrued expenses	(807,928)	273,117
Accrued rent — related party	27,792	94,072
Deferred revenue	(729,057)	201,297

Net cash used in operating activities	(18,318,721)	(15,820,686)

Cash flows from investing activities
Capitalized patent license fees	(1,522,625)	(200,768)
Proceeds from disposal of equipment	7,887	2,653
Purchases of property and equipment	(543,913)	(2,086,555)
Equipment deposits	(820,673)	(1,799,073)
Purchases of marketable securities	(28,800,000)	(74,353,535)
Sales of marketable securities	10,600,000	32,953,535
Net proceeds from disposal of business	29,816,021	—
Proceeds from disposal of assets held for sale	3,436,911	—

Net cash provided by (used in) investing activities	12,173,608	(45,483,743)

Cash flows from financing activities
Payments on capital lease obligations	(12,937)	(9,906)
Issuance of common stock under compensation plans	636,760	424,403
Net proceeds from issuance of common stock	—	39,736,487

Net cash provided by financing activities	623,823	40,150,984

Net decrease in cash and cash equivalents	(5,521,290)	(21,153,445)
Cash and cash equivalents, beginning of period	25,482,587	47,064,589

Cash and cash equivalents, end of period	$19,961,297	$25,911,144

Supplemental disclosures of cash flow information
Interest paid	$2,291	$2,242

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
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation. As of September 30, 2008, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s products in the European Union (“EU”) and Australia.
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.
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
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company’s condensed consolidated financial statements beginning January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2008.
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
EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. The Company adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2008.
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
     Basic net income (loss) per share is summarized as follows:

	Three months
	ended September 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$(17,968,653)	$(5,629,770)

Denominator:
weighted average shares of common stock outstanding	18,566,073	18,316,401

Basic net income (loss) per common share	$(0.97)	$(0.31)

	Nine months
	ended September 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$4,162,410	$(17,695,302)

Denominator:
weighted average shares of common stock outstanding	18,481,388	17,821,116

Basic net income (loss) per common share	$0.23	$(0.99)

     Diluted net income (loss) per share is summarized as follows:

	Three months
	ended September 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$(17,968,653)	$(5,629,770)

Denominator:
weighted average shares of common stock outstanding	18,566,073	18,316,401

Diluted net income (loss) per common share	$(0.97)	$(0.31)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Net Income (Loss) Per Share (continued)

	Nine months
	ended September 30,
	2008	2007
Historical numerator:
net income (loss) attributable to common stockholders	$4,162,410	$(17,695,302)

Denominator:
weighted average shares of common stock and common stock equivalents outstanding	19,241,894	17,821,116

Diluted net income (loss) per common share	$0.22	$(0.99)

     The Company had potentially dilutive common stock equivalents outstanding of 2,265,729 shares as of September 30, 2008 and 1,933,902 shares as of September 30, 2007. These common stock equivalents consist of issued and outstanding stock options and non-vested stock. The common stock equivalents for the nine months ended September 30, 2008 are included in the above diluted net income per common share historical calculations on a weighted average basis. The common stock equivalents at September 30, 2007 and for the three months ended September 30, 2008 are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.
4. Sale of Orofacial Therapeutic Business
     In January 2008, the Company sold to Luitpold Pharmaceuticals, Inc. (“Luitpold”) the Company’s remaining orofacial therapeutic business. Under the sale agreement, Luitpold is granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S, along with all rights to the GEM trademark family. In addition, with regard to the Company’s future orthopedic and sports medicine products, Luitpold is granted the right to adapt those products to dental applications. That transaction will enable the Company to focus its expertise and its future development efforts on its orthopedic and sports medicine product candidates, including its lead product candidate Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, and other product candidates in the pipeline, and will provide additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.
     As part of the sale agreement, the Company expects to receive $40,000,000 in cash from the sale transaction and $3,389,832 in cash from the sale of existing inventory. The Company expects to also receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.
     As of September 30, 2008, the Company had received $33,389,832 in cash as a result of the sale transaction and the sale of existing inventory. In addition, the Company expects to receive $6,000,000 in cash no later than July 2009 and the remaining $4,000,000 in cash is expected to be received no later than December 2009. At September 30, 2008, the Company had recorded a long-term receivable for $9,704,287, which represents the discounted balance of the $10,000,000 due from Luitpold in future periods. The Company recorded $228,994 of interest income from the accretion of the long-term receivable during the nine months ended September 30, 2008.
     In addition, as established in a prior agreement between the Company and Luitpold, the Company anticipates receiving around the middle of 2009 a $10,000,000 milestone payment based upon the future anticipated European Union (“EU”) regulatory approval of GEM 21S.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Inventory
     Inventory is summarized as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$1,250,258	$787,132
Work in progress	—	—
Finished goods	—	—

	1,250,258	787,132
Less allowance for excess, obsolete or scrapped inventory	—	—

	$1,250,258	$787,132

     As of September 30, 2008, the Company’s inventory is comprised of raw materials that will be used in the vial manufacturing process in anticipation of orthopedic sales. The Company has classified its inventory as non-current.
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
7. Property and Equipment
     Property and equipment is summarized as follows:

	September 30,	December 31,
	2008	2007
Equipment, computers and purchased software	$2,779,062	$2,406,784
Furniture and fixtures	722,920	693,585
Leased equipment	99,486	99,486
Construction in process	795,696	701,462
Leasehold improvements	4,045,848	4,006,909

	8,443,012	7,908,226
Less accumulated depreciation and amortization	(3,409,239)	(2,348,296)

	$5,033,773	$5,559,930

     In May 2007, the Company entered into a lease agreement for approximately 9,000 square feet of additional office space at its current headquarters in Franklin, Tennessee, bringing the total space to approximately 32,000 square feet. Office equipment, computers, furniture and fixtures and leasehold improvements totaling $1,226,665 encompassing the additional space have been capitalized as of September 30, 2008 and are being amortized over the lesser of the useful life or the term of the lease.
     In August 2007, the Company entered into a lease agreement for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. Equipment engineering design and planning costs totaling $724,760 have been incurred as of September 30, 2008 and are included in construction in process.
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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Capitalized Patent License Fees (continued)
     In October 2008, the Company paid a $1,250,000 milestone payment to ZymoGenetics, Inc. (“ZymoGenetics”) as required upon filing the Device License Application (“DLA”) with Health Canada. The DLA is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions. As of September 30, 2008, this amount has been recorded as a liability in the Company’s condensed consolidated balance sheet and capitalized as a patent cost. The Company has capitalized costs totaling $13,039,571 as of September 30, 2008 related to the acquisition of its patent licenses.
9. Deposits
     The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. In addition, the Company paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.
     As of September 30, 2008, the Company has paid deposits totaling $2,914,496 for equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new facility once it is completed. In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, the Company has estimated purchase commitments of $2,310,627 remaining to be paid through the year 2010. See Note 12.
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
     The Company has investments in student loan backed auction rate securities (“ARS”) that are classified as available-for-sale and recorded at fair value, which totaled $49,775,345 as of September 30, 2008. A total of $43,588,262 of the Company’s ARS investments are bonds with a credit rating of AAA and $6,187,083 are bonds with a credit rating of AA or A2. Generally, the ARS investments are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. The Company intends to hold these ARS investments for at least the next twelve months. Accordingly, these ARS investments have been classified as long-term on the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.
     In October 2008, the Company executed a Time Promissory Note (“Note”) with Deutsche Bank AG (“Deutsche Bank”) pursuant to which Deutsche Bank has provided the Company with a credit facility enabling it to borrow up to $39,130,000. The Company granted Deutsche Bank a first priority security interest in certain of its FFELP backed ARS investments having a total combined par value of $55,900,000 as collateral. Under the terms of the Note, the Company is required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. The Company may elect to pay back the full principal amount prior to the maturity date with no penalty. Absent a Company default or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw or reduce the terms of the Note. Under the terms of the Note, and at the Company’s option, the interest rate will be based on either the London Interbank Offered Rate (“LIBOR”) plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%. The Note also provides

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)
that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of the Company’s Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.
     As of September 30, 2008, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$—	$49,775,345	$49,775,345

     Fair value estimate
     Auctions for these ARS investments have failed since February 2008, and the Company has not been able to sell them. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.
The following table provides the provisions of the ARS investments as of September 30, 2008:

		Stated
	Auction	Interest		Moody Rating	S&P Rating	Fitch Rating
	Reset	Rate at	Original	as of	as of	as of
CUSIP	Period	9/30/08(1)	Maturity	9/30/08	9/30/08	9/30/08	Credit Backing
041150CU5	28 days	3.510%	6/1/2030	Aaa	—	AAA	FFELP
10620NBV9	7 days	3.680%	6/25/2043	Aaa	AAA	AAA	FFELP
10623PDB3	28 days	3.987%	3/1/2040	Aaa	—	AAA	FFELP
196777JZ0	28 days	3.510%	12/1/2034	Aaa	AAA	AAA	FFELP
196777KF2	28 days	3.129%	12/1/2037	Aaa	AAA	AAA	FFELP
207784AL3	28 days	3.000%	6/1/2034	—	AAA	AAA	FFELP
28148NAT0	28 days	3.817%	12/1/2035	Aaa	—	AAA	FFELP
49130NAY5	28 days	3.094%	6/1/2034	—	AAA	AAA	FFELP
598497AA3	28 days	2.245%	10/1/2037	—	AAA	AAA	FFELP
604152AD0	28 days	2.930%	5/1/2038	A2	—	—	MBIA
606072GD2	28 days	2.863%	6/1/2031	Aaa	—	AAA	FFELP
606072HG4	28 days	2.635%	9/1/2043	Aaa	—	AAA	FFELP
679110CL8	28 days	1.949%	6/1/2030	A2	AA	—	FFELP
709163EY1	28 days	2.904%	12/1/2045	Aaa	—	AAA	FFELP
709163DK2	28 days	1.857%	10/1/2042	Aaa	—	AAA	FFELP
917546FK4	28 days	2.657%	11/1/2040	Aaa	AAA	—	FFELP
917546GJ6	28 days	3.781%	5/1/2046	Aaa	AAA	—	FFELP

(1)	Securities have a maximum interest rate which is a function of one rate, the minimum of two rates, or the minimum of three rates. Interest rates change upon each reset period.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)
     Assumptions and methodology
     The following assumptions and methodology were made when preparing the cash flow discounting model:
•	The Company determined that the ARS investments were impaired using cash flow discounting with a Monte Carlo simulation model. The cash flows were calculated using each individual ARS Maximum Interest Rate formula. The Maximum Interest Rate is paid when an auction fails.

•	A discount spread over the expected life of each bond was used to compute cash flow.

•	Since the majority of the student loans backing the bonds are government guaranteed, the Company assumed that all required cash would be available to pay the bond interest and principal.

•	The Monte Carlo simulation randomly generated LIBOR, U.S. Treasury Bill and Commercial Paper rates for each month out to a bond’s expected life. In each month, a coupon level was calculated using the Maximum Interest Rate formula, and applied to the bond’s notional to obtain a cash flow. The cash flow was then discounted using the realized (random) LIBOR rates, plus a spread.

•	The simulated rates were assumed to have a mean based on the yield curve for each type of rate, calculated on the valuation date of September 30, 2008. For one month LIBOR, 91 day U.S. Treasury Bills and 3 month Commercial Paper, the relevant rates were calculated as forward rates for each month. A historical study of the three time series over the past five years was run to determine the standard deviation and correlation of each series, which were then used to drive the simulation.

•	Commercial paper rates beyond September 30, 2008 are not available, so the commercial paper rates were estimated based on the equivalent LIBOR forward rate.

•	The discount spread applied was calculated by using the latest purchase of an ARS as the most recent market clearing price.
     Based on the cash flow discounting model and other information, the Company’s ARS investments have a fair market value of $49,775,345 as of September 30, 2008.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value during the three and nine months ended September 30, 2008:

	Available-for-sale	Available-for-sale
	securities - Level 1	securities - Level 3
Balance at December 31, 2007	$45,000,000	$—
Deposits	$15,000,000	$—
Transfers in and/or (out) (1)	$(60,000,000)	$60,000,000
Unrealized loss reported in equity through other comprehensive loss	$—	$(2,400,000)

Balance at March 31, 2008	$—	$57,600,000
Unrealized loss reported in equity through other comprehensive loss	$—	$(7,824,655)

Balance at June 30, 2008	$—	$49,775,345
Reclassification of $10,224,655 from accumulated other comprehensive loss to investment loss included in earnings	$—	$—

Balance at September 30, 2008	$—	$49,775,345

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Fair Value Measurements (continued)

(1)	Based on the deteriorated market conditions of the Company’s ARS investments that are classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to internal calculations effective March 31, 2008. Accordingly, these ARS investments were reclassified from Level 1 to Level 3.
     Other-than-temporary impairment analysis
     In determining whether there was an other-than-temporary impairment of the ARS investments, the Company relied upon guidance provided in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), and also considered the guidance included in SAB 59, Noncurrent Marketable Equity Securities, and SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. Under the FSP 115-1 model used to determine other-than-temporary impairments, the Company determined that the ARS investments were impaired using cash flow discounting with a Monte Carlo simulation model.
     As required by FSP 115-1, the Company considered whether the impairment should be deemed other-than-temporary. The Company believes its ARS investments continue to represent high quality investments (that is, substantially all FFELP and student loan-backed investments held by the Company maintain credit ratings of AAA, AA or A2 and there have been continued interest payments by the issuer). However, due to the unprecedented events in the ARS market and extended lack of liquidity, the Company cannot predict when liquidity will return to the ARS market. As a result, the Company has concluded that its ARS investments have experienced an other-than-temporary impairment in fair value. Accordingly, the Company has reclassified its unrealized losses of $10,224,655, previously recorded in accumulated other comprehensive loss on its condensed consolidated balance sheet as of June 30, 2008, to other-than-temporary investment impairment loss in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The Company will continue to evaluate the value of its ARS investments and may record future additional losses through earnings if the Company determines that the fair value has declined further.
11. Investments in Marketable Securities
     As of September 30, 2008, the Company had investments of $49,775,345 in marketable securities classified as available-for-sale. The balance of these marketable securities, which consist of ARS investments, primarily represents the proceeds of the February 2007 secondary public offering and a portion of the proceeds from the January 2008 sale of the Company’s orofacial therapeutic business. During the three months ended September 30, 2008, the Company recorded an other-than-temporary impairment loss of $10,224,655 on its ARS investments. As a result, for the nine months ended September 30, 2008, the Company recorded aggregate net investment losses (including realized gains and losses) of $8,150,753 on its investment portfolio, including the impairment loss of $10,224,655 on its ARS investments. For the nine months ended September 30, 2007, the Company recorded investment income (including realized gains and losses) of $1,365,366. At September 30, 2008, the Company had accrued interest receivables of $72,535 related to its ARS investments. The ARS investments are classified as long-term because the Company does not anticipate liquidating them over the next twelve months.
12. Commitments and Contingencies
  Operating Leases
   The Company maintains operating leases for the use of office space at the Company’s headquarters in Franklin, Tennessee, as well as for the use of various business equipment.
   In May 2007, the Company entered into a lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety the Company’s previous lease with Noblegene dated April 2004, as amended in July 2005. This lease extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at the Company’s headquarters in Franklin, Tennessee. Under the terms of the lease, the Company pays

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Commitments and Contingencies (continued)
Noblegene monthly rent of $50,017, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances.
   Under the original lease terms, the Company had been provided a rent credit of $106,831 to be used towards improvements. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company had recorded these tenant-funded improvements and the related deferred rent in its condensed consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and other related operating expenses associated with the office space of $233,105 and $763,762 for the three and nine months ended September 30 2008, respectively, and $249,620 and $748,243 for the three and nine months ended September 30, 2007, respectively.
   In August 2007, the Company entered into a lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building the Company will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, the Company’s lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2,500,000 to reimburse the Company for construction costs associated with building out the leased space. The tenant improvement allowance represents the Company’s portion of a $5,000,000 grant awarded to Noblegene for the construction of the new building. The Company will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately July 2009. The Company has the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit of $375,000 to Noblegene for the new building. The Company has recorded this deposit in its condensed consolidated balance sheet.
       In January 2008, the Company entered into an amendment to its two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided for the Company to pay $56,686 to Noblegene as a final payment of 2007 operating costs under the May 2007 lease agreement. The future commitments as of September 30, 2008 under these operating lease agreements are as follows:

2008	$150,050
2009	993,208
2010	1,398,004
2011	1,439,944
2012	1,483,142
Thereafter	8,780,923

Total	$14,245,271

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Commitments and Contingencies (continued)
     Rental expense for all operating leases was $192,038 and $645,190 for the three and nine months ended September 30, 2008 respectively, and $204,815 and $608,661 for the three and nine months ended September 30, 2007, respectively.
  Capital Leases
     The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at September 30, 2008 and December 31, 2007 totaled $54,611 and $68,133, respectively.
     The future commitments as of September 30, 2008 under these capital lease agreements are as follows:

	Principal	Interest	Total
2008	$4,414	$662	$5,076
2009	18,187	2,117	20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
2012	3,028	52	3,080

Total	$57,314	$4,509	$61,823

  Manufacturing Equipment
     The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility described above in “— Operating Leases.” As of September 30, 2008, the Company has paid deposits totaling $2,914,496 for the equipment. The title of the equipment remains with the supplier until delivery to the Company. In addition, under these agreements, the Company has estimated remaining purchase commitments of $1,291,485 for 2008, $46,760 for 2009 and $972,382 for 2010. See Note 9.
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
13. Capital Shares
     On May 12, 2006, the Company amended and restated its Certificate of Incorporation, approved a total of 52,500,000 shares of authorized capital stock, and designated 37,500,000 shares as common stock, $0.001 par value per share, and 15,000,000 shares as preferred stock, $0.001 par value per share.
     In February 2007, the Company completed a secondary public offering of 3,253,350 shares of its common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock being offered, 2,517,111 shares of common stock were sold by the Company and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by the Company and $0.8 million paid by the

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Capital Shares (continued)
selling stockholders) and other offering expenses of approximately $0.7 million paid by the Company in connection with the offering, the net proceeds from the offering were approximately $39.7 million to the Company and $11.8 million to the selling stockholders. As of September 30, 2008, the $39.7 million net proceeds to the Company are invested in auction rate securities with AAA, AA and A2 credit ratings. The Company did not receive any of the $11.8 million proceeds from the sale of common stock by the selling stockholders.
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
     The employee stock options granted by the Company are structured to qualify as incentive stock options (“ISOs”). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three and nine months ended September 30, 2008 and 2007 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.
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
     Under the option plan, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance, which reflects an addition of 900,000 shares to the authorized aggregate pool after ratification by the Company’s stockholders in June 2008. As of September 30, 2008, a total of 2,262,729 options for shares of common stock were issued and outstanding and a total of 617,991 shares of common stock have been issued upon option exercise. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. A total of 1,139,003 shares of common stock remained available for future issuance pursuant to the option plan as of September 30, 2008.
     During the three and nine months ended September 30, 2008, the Company granted stock options to purchase an aggregate of 20,613 and 612,631 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $10.90 and $13.66 per share, respectively. During the three and nine months ended September 30, 2007, the Company granted stock options to purchase an aggregate of 111,700 and 632,401 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $14.32 and $14.25 per share, respectively. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant.
     There were 50,370 and 219,613 shares of common stock issued upon option exercises during the three and nine months ended September 30, 2008, respectively. There were 28,031 and 161,369 shares of

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Stock-Based Compensation (continued)
common stock issued upon option exercises during the three and nine months ended September 30, 2007, respectively.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under that transition method, compensation costs recognized for the three and nine months ended September 30, 2008 and 2007 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods for the three and nine months ended September 30, 2008 and 2007 as follows:

	2008	2007
Risk free interest rate	2.88%	4.72%
Expected dividend yield	—	—
Volatility factor of the expected market price	79%	80%
Forfeiture rate	4.1%	2.8%
Weighted average expected life of the option	7.9 years	6.9 years
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
     The Company’s net income (loss) includes compensation costs related to its stock-based compensation arrangements of $899,574 and $2,481,348 for the three and nine months ended September 30, 2008, respectively, and $454,264 and $1,195,458 for the three and nine months ended September 30, 2007, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net income (loss).
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
     Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of September 30, 2008, there were 161,975 shares remaining available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized stock-based compensation expense for the purchase plan of $7,181 and $27,928 during the three and nine months ended September 30, 2008, respectively, and $5,657 and $17,088 during the three and nine months ended September 30, 2007, respectively.
15. Income Taxes
     At September 30, 2008, the Company had federal net operating loss (“NOL”) carryforwards of $34,716,639 that will begin to expire in 2022. State NOL carryforwards at September 30, 2008 totaled

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Income Taxes (continued)
$23,486,511 and will expire between 2017 and 2022. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, the Company’s management believes that there is not sufficient evidence at September 30, 2008 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2008. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.
     The valuation allowance was $20,972,384 and $23,110,057 at September 30, 2008 and December 31, 2007, respectively. The valuation allowance decreased by $2,137,673 in the nine months ended September 30, 2008.
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
     The Company incurred net operating income for the nine months ended September 30, 2008 and net operating losses for the three months ended September 30, 2008 and for the three and nine months ended September 30, 2007. As of September 30, 2008, the Company has estimated its federal income tax expense to be $122,500 related to the tax-deferred installment obligation on the sale of the orofacial therapeutic business and has recognized the expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008.
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
     As a result of implementing FIN 48, the Company did not have any unrecognized tax benefits or liabilities or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the three and nine months ended September 30, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.
16. Related Party Transactions
  Intellectual Property
     Dr. Samuel E. Lynch, the Company’s President and Chief Executive Officer, was a faculty member at Harvard University (“Harvard”) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties it receives from successful intellectual property licenses with the faculty members that invented such intellectual property. As of October 16, 2008, Harvard has paid to Dr. Lynch a total of $892,133 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. Related Party Transactions (continued)
  Lease Agreements
     The Company maintains operating lease agreements with Noblegene for the use of office space at the Company’s headquarters in Franklin, Tennessee. Dr. Lynch, the Company’s President and Chief Executive Officer, is a former partner in Noblegene but maintained an ownership interest at the time the Company entered into the lease agreements. In March 2008, Dr. Lynch sold his ownership interest back to Noblegene. Since the owner of Noblegene is Dr. Lynch’s brother-in-law, Noblegene continues to be a related party. Other than the consideration to buy Dr. Lynch’s interest in Noblegene, Dr. Lynch has not received any amounts from Noblegene for the lease because Noblegene had operated at a loss and did not make any distributions of profits to its members prior to Dr. Lynch’s divestiture of his interest in Noblegene. Dr. Lynch will not receive any future amounts from Noblegene for the lease.
  Membership on the Board of Directors of a Third Party Company
     Dr. Lynch, the Company’s President and Chief Executive Officer, is currently a member of the board of directors of GreenBankshares, Inc., which serves as the bank holding company for GreenBank, a Tennessee chartered commercial bank. He was re-elected as a director at GreenBankshares, Inc.’s 2008 annual meeting, which was held on April 29, 2008, to serve a three-year term expiring at the 2011 annual meeting. As of September 30, 2008, the Company maintained accounts at GreenBank, including a portion of its cash and cash equivalents.
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
     In September 2006, the Company appointed Dr. Friedlaender as a member of its board of directors. Prior to the August 2006 agreement and the September 2006 appointment, the Company compensated Dr. Friedlaender for his consulting through stock option grants. Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% vested upon issuance. For the nine months ended September 30, 2008 and 2007, the Company paid Dr. Friedlaender $5,000 and $32,500, respectively, for consulting services performed pursuant to the August 2007 and August 2006 agreements.
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
18. Comprehensive Income (Loss)
     Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, is the same as the net income (losses) reported.

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
Overview
     We are developing and commercializing innovative regenerative protein therapeutic-device combination products that we believe have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage. Our platform regenerative technology, which incorporates a potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians the advanced biological solutions to actively stimulate tissue healing and regeneration. We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals of our first product, GEM 21S ® Growth-factor Enhanced Matrix. We also have reported that the results of early clinical trials and pre-clinical studies suggest that this technology is also effective in stimulating bone healing in orthopedic, and potentially spine and sports injury, applications. We believe that our regenerative therapies will offer new, effective and less invasive treatment options to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.
     We are developing a pipeline of product candidates that are based upon our platform technology used in our previously approved periodontal product, GEM 21S. These product candidates are designed to target a broad range of clinical indications in bone, cartilage, ligament and tendon repair. We currently have seven clinical studies recently completed or currently under way, which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates, including our lead product candidate Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, and other product candidates in the pipeline, in treating bone defects and injuries. In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring cartilage, ligament and tendon repair.
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

     In 2003, we sold worldwide marketing and distribution rights for GEM 21S to Luitpold Pharmaceuticals, Inc. (“Luitpold”), a U.S. subsidiary of Daiichi Sankyo Co., Ltd. In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, wherein Luitpold was granted the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. This arrangement allows us to focus our expertise and our future development efforts on our orthopedic, spine and sports medicine product candidates, and provides additional capital allowing us to aggressively advance our pipeline of product candidates through clinical development and into commercialization.
     Since inception in 1999, we have incurred losses from operations each year. As of September 30, 2008, we had an accumulated deficit of $60.2 million, which includes a $10.2 million other-than-temporary impairment loss on marketable securities and a $39.3 million net gain on the January 2008 sale of our orofacial therapeutic business. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses, excluding the impairment loss on marketable securities and the gain on sale of our orofacial therapeutic business, will continue to increase over the next several years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products. Also, given the sale of our remaining orofacial therapeutic business, we do not have an FDA approved product in commercialization. Since inception, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (“IPO”) in May 2006 and our secondary public offering in February 2007), through the licensing and sale of our orofacial therapeutic business in January 2008, and from research and development agreements, grants and product sales. We anticipate that our general and administrative expenses will increase as we expand our operations, facilities and other activities. Furthermore, as we operate as a publicly traded company, we expect to incur additional costs, such as those related to the ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
     We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies in the United States, Canada and the European Union (“EU”) of Augment, as well as continuing expenses associated with regulatory filings, including the EU regulatory filing for GEM 21S .
     The following table summarizes our research and development expenses for the three and nine months ended September 30, 2008 and 2007. Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development of Augment, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, quality assurance, quality control, research and development and clinical departments are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
Costs	2008	2007	2008	2007
Direct external:
Periodontal	$194,191	$248,794	$836,479	$1,462,515
Orthopedic	2,198,166	1,805,448	7,916,586	4,702,570
Sports medicine and diagnostic	135,088	85,034	307,149	465,849
Spine	25,344	—	393,067	—

	2,552,789	2,139,276	9,453,281	6,630,934

Internal:
Periodontal	139,036	573,724	439,427	1,677,502
Orthopedic	2,263,773	1,499,533	6,324,222	3,993,812
Sports medicine and diagnostic	431,215	371,380	1,288,553	943,541
Spine	279,005	—	1,125,597	—

	3,113,029	2,444,637	9,177,799	6,614,855

Total	$5,665,818	$4,583,913	$18,631,080	$13,245,789

     We expect our research and development expenses to increase due to the substantial expansion of our internal research capabilities and due to the numbers of patients we expect to enroll in the clinical trials of Augment, and of our other product candidates. We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.
     The successful development of Augment or any of our other product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the establishment of marketing, sales and distribution;

•	the cost and timing associated with licensing, business relationships and similar arrangements;

•	the cost and timing of establishing clinical and commercial supplies of Augment and our other product candidates;

•	the timing and results of our pre-clinical research programs; and

•	the effects of competing technologies and market developments.
     Any failure to complete the development of Augment or any of our other product candidates in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under “Item 1A — Risk Factors.”
Recent Developments
  Credit Facility Agreement with Deutsche Bank
     In October 2008, we announced that we had executed a Time Promissory Note (“Note”) with Deutsche Bank AG (“Deutsche Bank”) pursuant to which Deutsche Bank has provided us with a credit facility enabling us to borrow up to $39.1 million with certain of our FFELP auction rate securities serving as collateral. The Note will be available to us for a period of two years, during which time we will be required to make monthly interest payments. The full balance of any outstanding principal will be due and payable in full on the maturity date in October 2010. We may also elect to pay back the full principal amount prior to the maturity date with no penalty. Absent a BioMimetic default or a sale of part of the collateral auction rate securities, Deutsche Bank has no ability to withdraw or reduce the terms of the Note. Under the terms of the Note, and at our option, the interest rate will be based on either the London Interbank Offered Rate (“LIBOR”) plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%. The terms of the Note also provide that in the event that Deutsche Bank later offers an auction rate securities lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of the Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.
     Through this Note with Deutsche Bank, we will have liquidity of $39.1 million of the $60.0 million combined par value of our auction rate securities held at September 30, 2008.
  Clinical Trial Updates — Augment
     U.S. Augment Pivotal Study — Foot and Ankle Fusions — As of November 7, 2008, a total of 330 patients have been enrolled in the U.S. pivotal trial evaluating the safety and effectiveness of Augment to stimulate bone healing in foot and ankle fusions. The study design is a randomized, controlled, non-inferiority trial comparing Augment to autograft and will enroll up to 396 patients. There are currently 34 sites actively enrolling patients in the United States and Canada. We previously announced several initiatives expected to positively impact enrollment and have already begun to see the value in these new programs. Some of the initiatives that were implemented include the hiring of a team of clinical specialists to work directly with sites to identify and overcome enrollment obstacles, and a physician to physician referral program. We also added new, high volume clinical sites to replace the sites that were enrolling more slowly. With these initiatives in place and positively impacting enrollment, we reiterate our previously announced enrollment timeline and expect enrollment completion around year-end 2008 or early in 2009.
     EU Augment Trial — Foot and Ankle Fusions — As of November 10, 2008, a total of 108 patients have been enrolled in the EU clinical study with Augment for the treatment of foot and ankle fusions. This study is an open label trial and was designed to enroll up to 125 patients. The assumption when designing the study was that among a population of foot and ankle fusion patients, we would likely enroll 60% hindfoot/ankle fusion patients (the North American indication) and 40% midfoot fusion patients. With 108 patients enrolled as of November 10, 2008, we have exceeded the hindfoot/ankle target and have decided to cease enrollment. All other aspects of the original study protocol will continue unchanged. We expect that the data from the study will support EU and other worldwide filings on Augment.
     Canadian Augment Pilot and Registration Trial — Foot and Ankle Fusions — In the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada. The DLA submission, which has been accepted for review, is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions. We anticipate a final decision on the DLA in the first half of 2009.
  Clinical Trial Updates — Augment Injectable
     Canadian Augment Injectable Pilot Trial — Foot and Ankle Fusions — This is a Canadian study investigating the use of Augment Injectable in patients being treated for foot and ankle fusions. The trial is an open-label study with seven of the 10 patients considered to be high risk for poor healing as a result of co-morbidities. The results of the study demonstrated that all 10 patients achieved complete clinical success by six months after surgery. In addition, analysis of CT scans at three to four months after surgery showed that 90 percent of the patients had achieved radiographic fusion. Consistent with our previous studies, there were no Serious Adverse Events (“SAE”) related to the device.
     EU Augment Injectable Pilot Trial — Distal Radius Fractures — This is a Swedish study investigating the use of Augment Injectable in patients being treated for fractures of the distal radius (wrist). A total of 21 patients have been enrolled in the study, consisting of 11 patients treated with Augment Injectable combined with external fixation and 10 patients treated with external fixation alone. Enrollment in the study was completed in December 2007. The results of data analysis shows patients treated with Augment Injectable demonstrated earlier bone formation at three and six weeks as measured by CT scans. The six month evaluation of “complete bone fill”, defined as more than 75 percent fill of the fracture gap, was 100 percent for Augment Injectable patients, as compared to 82 percent for the patients treated with external fixation alone. The product candidate was demonstrated to be safe, with no reported adverse events related to the study devices.
  Independent Data Monitoring Committee
     In September 2008, we announced the outcome of a meeting of the independent Data Monitoring Committee (“DMC”) that is overseeing our ongoing U.S. pivotal trial evaluating Augment for the treatment of foot and ankle fusions. Based on the DMC’s review of all available safety data from the first 254 patients and a futility analysis on data from the first 79 patients to have completed their six month follow up visit, the DMC has recommended that our pivotal trial should proceed unchanged.
  European Medicines Agency Filing
     We previously announced that the Marketing Authorization Application (“MAA”) for GEM 21S was validated and was under review by the European Medicines Agency (“EMEA”). The MAA submission is required for approval of distribution and commercialization of GEM 21S as a medicinal combination product in the EU. Currently, we are addressing questions received from EMEA. We expect a final decision on the MAA submission around the middle of 2009. The approval of GEM 21S in the EU will trigger a $10.0 million milestone payment to us from Luitpold, who owns and markets GEM 21S through its Osteohealth Company.

  Resignation of Chief Scientific Officer
     In October 2008, we announced the resignation of Dr. Charles E. Hart from his position as Vice President and Chief Scientific Officer. Dr. Hart had primary responsibility for non-clinical research, and was head of our corporate communications department. Dr. Hart’s responsibilities regarding non-clinical research have been assumed by Mr. Leo Snel, Vice President Research and Protein Biochemistry, and Dr. Conan Young, Director Pre-clinical Biology. Steve Hirsch, Chief Operating Officer, has assumed responsibilities for the Company’s corporate communications department.
     Mr. Snel joined our Company in 2007, and brings 30 years of protein science and product development expertise to our Company. Most recently, Mr. Snel was with Amgen where he headed a global operations team to launch Amgen’s first oncology protein therapeutic. Prior to that, Mr. Snel spent two years at ZymoGenetics, Inc. (“ZymoGenetics”) as Senior Director of Analytical Sciences and Contract Manufacturing, and 24 years at Novo Nordisk where he held a variety of positions, including six years as Director of Biologics Development for the Health Care Division.
     Dr. Young joined our Company in 2005, and has worked in the field of tissue engineering, repair and regeneration for eight years. Since joining our Company, Dr. Young has had direct responsibilities for non-clinical research programs. Prior to joining our Company, Dr. Young worked at the Forsyth Institute and Harvard School of Dental Medicine in Boston developing methodologies for tissue regeneration using cells and bioresorbable scaffold materials. Dr. Young received his graduate and post-doctoral training in the areas of molecular genetics and protein biochemistry at the University of British Columbia in Vancouver, Canada and at Arizona State University in Tempe, AZ, respectively, and holds a B.Sc. in cellular and microbial biology from the University of Calgary in Calgary, Canada.
     Both Mr. Snel and Dr. Young will continue to work closely with Dr. Russ Pagano, Vice President of Regulatory & Clinical Affairs, to address any pre-clinical issues necessary for regulatory marketing approval of our product candidates. Dr. Pagano joined our Company in 2007, and has headed the regulatory and clinical departments since that time. Dr. Pagano has an extensive background in regulatory and clinical affairs, having been with the FDA’s pre-market office for the Center for Devices and Radiological Health for seven years. During that time, he served as an FDA branch chief for four years, including three years during which he was head of the group that regulated a segment of the orthopedic device industry. In addition, for about six years, Dr. Pagano was Executive Vice President and Regulatory Advisor at M Squared Associates, a consulting firm in Washington D.C. While with M Squared Associates, Dr. Pagano served as a regulatory consultant to BioMimetic and numerous other companies and helped prepare Pre-Market Applications (“PMA”) for filing and provided panel preparation services.
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
  Revenue Recognition
     We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 104, Revenue Recognition , Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”), and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”). Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized as revenue on a straight-line basis over the initial term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the sales information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.
     Revenue related to grant awards is deferred and recognized as related research and development performance occurs.
  Research and Development Costs
     We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to Augment and our other product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturer start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.
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
  Valuation of Purchase Commitments
     We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our condensed consolidated interim financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins (“ARB No. 43”). As of September 30, 2008, no reserves have been recorded associated with these future purchase commitments.
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
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the three and nine months ended September 30, 2008 and 2007 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). This is a change from prior periods as compensation costs for all share-based payments granted prior to January 1, 2006 were calculated based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the nine months ended September 30, 2008: risk-free interest rate of 2.88%, expected dividend yield of 0%, volatility factor of the expected market price of our common stock of 79%, forfeiture rate of 4.1% and weighted average expected life of the option of 7.9 years. Since the trading market for our common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.
     The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
     Our net income (loss) includes compensation costs related to our stock-based compensation arrangements of $0.9 million and $2.5 million for the three and nine months ended September 30, 2008, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2007, respectively. No income tax benefit related to our stock-based compensation arrangement is included in our net income (loss).
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
     As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on our financial position or results of operations as of and for the three and nine months ended September 30, 2008 and 2007.
  Investments in Marketable Securities
     We have investments in student loan backed auction rate securities (“ARS”) that are classified as available-for-sale and recorded at fair value, which total $49.8 million as of September 30, 2008. A total of $43.6 million of our ARS investments are bonds with a credit rating of AAA and $6.2 million are bonds with a credit rating of AA or A2. Generally, the ARS investments are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to account for the fair value of our ARS investments. Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation. The valuation model considers factors reflecting assumptions that market participants would use in pricing, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.

     These ARS investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported in the accompanying condensed consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income in the accompanying condensed consolidated statements of operations. The cost of ARS investments sold is based on the specific identification method. Interest and dividends on ARS investments classified as available-for-sale are included in investment income in the accompanying condensed consolidated statements of operations.
     Our ARS investments primarily include the proceeds of the February 2007 secondary public offering and a portion of the January 2008 sale of our orofacial therapeutic business. We recorded a loss on our investment portfolio (including realized gains and losses) of $9.5 million for the three months ended September 30, 2008, which is a decrease of $10.6 million from net interest and investment income of $1.1 million for the same period in 2007. For the nine months ended September 30, 2008, the net interest and investment losses were $7.7 million, which is a decrease of $10.5 million from net interest and investment income of $2.8 million for the same period in 2007. At September 30, 2008, we had accrued interest receivable of $0.1 million related to our ARS investments. At September 30, 2008, our condensed consolidated statement of operations reflects an other-than-temporary impairment loss of $10.2 million on ARS investments classified as available-for-sale.
     The ARS investments are classified as long-term because we do not anticipate liquidating the them over the next twelve months. See additional discussion regarding the liquidity of the ARS investments in “— Liquidity and Capital Resources.”
Results of Operations
  Three Months Ended September 30, 2008 and 2007
     Revenue. As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business, no product sales revenues were recorded for the three months ended September 30, 2008. However, as part of the sale agreement we continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field. Accordingly, we recognized royalty income of $0.2 million in each of the three month periods ended September 30, 2008 and 2007 based on Luitpold’s sale of the GEM 21S product.
     In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of our product GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. Accordingly, we recognized sublicense fee income of $0.2 million in each of the three month periods ended September 30, 2008 and 2007.
     Cost of Sales. As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business, no cost of sales were recorded for the three months ended September 30, 2008. Prior to January 2008, our cost of sales had been comprised of raw materials used in the production process, manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process.
     Research and Development Expenses. Our research and development expenses increased $1.1 million to $5.7 million for the three months ended September 30, 2008 from $4.6 million for the same period in 2007. Our costs increased in the three months ended September 30, 2008 due to: (1) increased research and development activities and clinical trials in the orthopedic program for Augment and other product candidates, resulting in a $0.4 million increase in professional fees and contract manufacturing costs, and (2) a net increase of seven new employees in research and development functions, resulting in an increase of $0.7 million of salaries, benefits, stock compensation expense, travel, supplies and other related administrative employee costs. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials in the United States, Canada and the EU of Augment and other product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
     General and Administrative Expenses. Our general and administrative expenses increased $0.4 million to $2.2 million for the three months ended September 30, 2008 from $1.8 million for the same period in

2007. These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.
     Depreciation and Capital Lease Amortization Expense. Our depreciation and capital lease amortization expenses were $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, we purchased lab, manufacturing and office equipment totaling $0.1 million.
     Patent License Fee Amortization. Our patent license fee amortization was $0.7 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively. The ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative total of $13.0 million as of September 30, 2008.
     Interest and Investment Income (Loss). We recorded an other-than-temporary impairment loss of $10.2 million on our ARS investments during the three months ended September 30, 2008. As a result, net interest and investment loss was $9.5 million for the three months ended September 30, 2008, which is a decrease of $10.6 million from net interest and investment income of $1.1 million for the same period in 2007. The aggregate balance of cash and ARS investments at September 30, 2008 includes our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses, and includes the sale of our orofacial therapeutic business in January 2008, which resulted in cash proceeds of $33.4 million received in the first quarter of 2008. While our balance of ARS investments has increased due to the proceeds of these transactions, resulting in $0.7 million in investment income during the three months ended September 30, 2008, our cash accounts earned $0.3 million less interest income as a result of reduced interest rates, which ranged from 1.60% to 1.85% during the three months ended September 30, 2008, compared to a range of 4.60% to 5.10% for the same period in 2007.
     Provision for Income Taxes. We incurred net operating losses for the three months ended September 30, 2008 and 2007, and, accordingly, we did not record a provision for income taxes. At September 30, 2008, we had federal net operating loss carryforwards of $34.7 million that will begin to expire in 2022. State net operating loss carryforwards at September 30, 2008 totaled $23.5 million and will expire between 2017 and 2022.
  Nine Months Ended September 30, 2008 and 2007
     Revenue. In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. As a result of the sale, no product sales revenues were recorded for the nine months ended September 30, 2008. However, we recorded a $39.3 million gain on disposal of the orofacial therapeutic business, net of related expenses. As of September 30, 2008, we had received $33.4 million in cash as a result of the sale transaction and the sale of existing inventory. In addition, we expect to receive $6.0 million in cash no later than July 2009 and the remaining $4.0 million in cash is expected to be received no later than December 2009. At September 30, 2008, we had recorded a long-term receivable of $9.7 million, which represents the discounted balance of the $10.0 million due from Luitpold in future periods. We have recorded $0.2 million of interest income from the accretion of the long-term receivable for the nine months ended September 30, 2008.
     Also as part of the sale agreement, we continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field. Accordingly, we recognized royalty income of $0.6 million in each of the nine month periods ended September 30, 2008 and 2007 based on Luitpold’s sale of the GEM 21S product.
     In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of our product GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026. Accordingly, we recognized sublicense fee income of $0.7 million for the nine months ended September 30, 2008, compared to $0.5 million for the same period in 2007.
     Cost of Sales. As a result of the January 2008 sale to Luitpold of our remaining orofacial therapeutic business, no cost of sales were recorded for the nine months ended September 30, 2008. Prior to January 2008, our cost of sales had been comprised of raw materials used in the production process, manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process.
     Research and Development Expenses. Our research and development expenses increased $5.4 million to $18.6 million for the nine months ended September 30, 2008 from $13.2 million for the same period in 2007. Our costs increased in the nine months ended September 30, 2008 due primarily to: (1) increased research and development activities and clinical trials in the orthopedic program for Augment and other product candidates, resulting in a $2.7 million increase in professional fees and contract manufacturing costs, and (2) a net increase of seven new employees in research and development functions, resulting in an increase of $2.5 million of salaries, benefits, stock compensation expense, travel, supplies and other related administrative employee costs. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials in the United States, Canada and the EU of Augment and other product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
     General and Administrative Expenses. Our general and administrative expenses increased $1.1 million to $7.1 million for the nine months ended September 30, 2008 from $6.0 million for the same period in 2007. These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.
     Depreciation and Capital Lease Amortization Expense. Our depreciation and capital lease amortization expenses were $1.1 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, we purchased lab, manufacturing and office equipment, made leasehold improvements and incurred equipment engineering design and planning costs totaling $0.6 million. The increase in depreciation and capital lease amortization is attributable to these new purchases and expenditures.
     Patent License Fee Amortization. Our patent license fee amortization was $1.9 million for the nine months ended September 30, 2008 and $1.6 million for the same period in 2007. The ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative total of $13.0 million as of September 30, 2008.
     Interest and Investment Income (Loss). We recorded an other-than-temporary impairment loss of $10.2 million on our ARS investments during the nine months ended September 30, 2008. As a result, net interest and investment loss was $7.7 million for the nine months ended September 30, 2008, which is a decrease of $10.5 million from net interest and investment income of $2.8 million for the same period in 2007. The aggregate balance of cash and ARS investments at September 30, 2008 includes our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses, and includes the sale of our orofacial therapeutic business in January 2008, which resulted in cash proceeds of $33.4 million received in the first quarter of 2008. While our balance of ARS investments has increased due to the proceeds of these transactions, resulting in $2.1 million in investment income during the nine months ended September 30, 2008, our cash accounts earned $1.0 million less interest income as a result of reduced interest rates, which ranged from 1.60% to 4.10% during the nine months ended September 30, 2008, compared to a range of 4.60% to 5.23% for the same period in 2007.
     Provision for Income Taxes. We incurred net operating losses for the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, we estimated our federal income tax expense to be $0.1 million related to the tax-deferred installment obligation on the sale of the orofacial therapeutic business and have recognized the expense in our condensed consolidated statement of operations. At September 30, 2008, we had federal net operating loss carryforwards of $34.7 million that will begin to expire in 2022. State net operating loss carryforwards at September 30, 2008 totaled $23.5 million and will expire between 2017 and 2022.
     Our ability to use our net operating loss carryforwards could be limited. At September 30, 2008, we had net operating loss carryforwards totaling approximately $34.7 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating losses for federal income tax purposes.

Liquidity and Capital Resources
     In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock that were offered, we sold 2,517,111 shares of common stock and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares of common stock were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.7 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We have invested our net proceeds from the offering in student loan backed auction rate securities (“ARS”) with AAA, AA and A2 credit ratings.
     In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish manufacturing and kitting of GEM 21S. As of September 30, 2008, we have received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory. Under the terms of the sale agreement, we expect to receive an additional $10.0 million time based payment in cash as well as ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field.
     We expect to receive a $10.0 million milestone payment based upon the future anticipated EU regulatory approval of GEM 21S as pre-established in a prior agreement between us and Luitpold.
     At September 30, 2008, we had $20.0 million in cash and cash equivalents held in two financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.
     In addition to the balance of cash and cash equivalents, we had investments of $49.8 million in marketable securities at September 30, 2008. We invested in student loan backed ARS investments that are classified as available-for-sale and recorded at fair value. A total of $43.6 million of our ARS investments are bonds with a credit rating of AAA and $6.2 million are bonds with a credit rating of AA or A2. Generally, the ARS investments are sold by state guarantee agencies backed by student loans under the FFELP. The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. We intend to hold these ARS investments for at least the next twelve months. Accordingly, these ARS investments have been classified as long-term.
     Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market. As a result of the other-than-temporary impairment in fair value of our ARS investments, we recorded a loss on investments of $10.2 million, which is reflected on our condensed consolidated statement of operations at September 30, 2008.
     To address the liquidity issues associated with these ARS investments in the short-term, we have executed a Time Promissory Note (“Note”) with Deutsche Bank pursuant to which Deutsche Bank has provided us with a credit facility enabling us to borrow up to $39.1 million. We granted Deutsche Bank a first priority security interest in certain of our FFELP backed ARS investments having a total combined par value of $55.9 million as collateral. Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. We may elect to pay back the full principal amount prior to the maturity date with no penalty. Absent a BioMimetic default or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw or reduce the terms of the Note. Under the terms of the Note, and at our option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%. The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of our

Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.
     Through this Note, we will have liquidity of $39.1 million of the $60.0 million combined par value of our ARS investments held at September 30, 2008. In addition, we expect to receive two payments from Luitpold as described above, including $10.0 million expected upon EU approval of GEM 21S and an additional $10.0 million time based payment due by the end of 2009.
     We believe that the cash and cash equivalents, access to the credit facility and the $20.0 million expected payments from Luitpold will be sufficient to fund our business operations for at least the next two years, past completion of our U.S. and EU foot and ankle pivotal trials for Augment.
   We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.
     Because of the significant time it will take for Augment or our other product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may harm our future capital position. Additional financing may not be available on acceptable terms, if at all. Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, pre-clinical or clinical programs.
     For the nine months ended September 30, 2008, net cash used in operating activities was $18.3 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by investing activities was $12.2 million for the nine months ended September 30, 2008 and consisted of the net proceeds from the sale of our orofacial therapeutic business and the related assets held for sale, investments in marketable securities, equipment deposits and engineering design and planning costs for the new manufacturing facility at our corporate headquarters. Net cash provided by financing activities for the nine months ended September 30, 2008 consisted primarily of $0.6 million in net proceeds from issuance of common stock under our stock-compensation plans.
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

Comprehensive Income (Loss)
     Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, is the same as the net income (losses) reported.
Contractual Obligations
     Our major outstanding contractual obligations relate to our purchase and supplier obligations, capital leases for equipment and operating leases for our facilities.
     In May 2007, we entered into a lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety our previous lease with Noblegene dated April 2004, as amended in July 2005. This lease agreement extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at our headquarters in Franklin, Tennessee. Under the terms of the lease, we will pay Noblegene monthly rent of $50,017, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The lease agreement also contains annual scheduled rate increases equivalent to a minimum of three percent. Under the original lease terms, we had been provided with a rent credit of $106,831 to be used toward improvements. In connection with the lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.
     In August 2007, we entered into a lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building we will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, our lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. The tenant improvement allowance represents our portion of a $5.0 million grant awarded to Noblegene for the construction of the new building. We will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately July 2009. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.
     In January 2008, we entered into an amendment to our two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided for us to pay $56,686 to Noblegene as a final payment of 2007 operating costs under one of the lease agreements.
     Our Company’s President and Chief Executive Officer (“CEO”) is a former partner in Noblegene but maintained an ownership interest at the time we entered into our lease agreements with Noblegene. In March 2008, our CEO sold his ownership interest back to Noblegene. However, since the owner of Noblegene is a brother-in-law of our CEO, Noblegene continues to be a related party.
     Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization.
     We have executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility described above. As of September 30, 2008, we had paid deposits totaling $2.9 million for the equipment. The title of the equipment remains with the supplier until delivery to the Company. In addition, under these agreements, the Company has estimated purchase commitments of $2.3 million remaining to be paid through the year 2010.
     We have summarized in the table below our fixed contractual obligations as of September 30, 2008:

	Payments due by period
		Within one	Two to three	Four to five	After five
Contractual obligations	Total	year	years	years	years
Capital lease obligations	$61,823	$5,076	$40,608	$16,139	$—
Operating lease obligations	14,245,271	150,050	2,391,212	2,923,086	8,780,923
Purchase and supplier obligations — raw materials	9,913,588	1,219,459	5,653,597	3,040,532	—
Purchase and supplier obligations — equipment	2,310,627	1,291,485	1,019,142	—	—

Total	$26,531,309	$2,666,070	$9,104,559	$5,979,757	$8,780,923

     We have developed a network of suppliers, manufacturers, and contract service providers to provide a sufficient quantity of product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis Vaccines and Diagnostics (formerly Chiron Corporation) and Kensey Nash Corporation (“Kensey Nash”).
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
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for our condensed consolidated financial statements beginning January 1, 2008. We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the three and nine months ended September 30, 2008.
     EITF Issue 07-03. In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-03”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. EITF Issue 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This consensus may not be applied to earlier periods and early adoption is not permitted. We adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the three and nine months ended September 30, 2008.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates ranging from 1.60 % to 1.85 % during the three months ended September 30, 2008. We have not used derivative financial instruments for speculation or trading purposes.
     As of September 30, 2008, we had investments of $49.8 million in marketable securities in our portfolio consisting of student loan backed auction rate securities (“ARS”) that are classified as available-for-sale and recorded at fair value. A total of $43.6 million of our ARS investments are bonds with a credit rating of AAA and $6.2 million are bonds with a credit rating of AA or A2. Generally, these ARS investments are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, an other-than-temporary impairment in fair value of our ARS investments has resulted. As a result, an impairment loss of $10.2 million has been recorded on our condensed consolidated statement of operations at September 30, 2008.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing our Company. In addition to the risks described below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
     As of September 30, 2008, we had investments in student loan backed auction rate securities (“ARS”) with a combined par value of $60.0 million. Fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market. There is a risk that the assumptions used in the model and our consideration of other information could be wrong.
     We have recorded a total fair value of $49.8 million for the ARS investments as of September 30, 2008, of which $43.6 million consist of bonds with a credit rating of AAA and $6.2 million consist of bonds with a credit rating of AA or A2. Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, an other-than-temporary impairment in fair value of our ARS investments has resulted and an impairment loss of $10.2 million has been recorded on our condensed consolidated statement of operations at September 30, 2008.
     There can be no guarantee that the market will reform or that our ARS investments will be liquidated, or even if liquidated, that they will be sold in the timeframe necessary to meet our operational and financial liquidity needs. In addition, even if liquidated, we may be forced to sell these ARS investments at a value that is significantly less than their par value or less than the fair value as reported herein.
If we default on our Deutsche Bank Time Promissory Note, it could have a material adverse effect on the Company.
     In October 2008, we executed a Time Promissory Note (“Note”) with Deutsche Bank AG (“Deutsche Bank”) pursuant to which Deutsche Bank has provided us with a credit facility enabling us to borrow up to $39.1 million. The Note is secured by certain ARS investments that we own having a total par value of $55.9 million. Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. Because of the variable interest rates on the collateral ARS investments, the interest payments that we earn on the collateral ARS investments may be insufficient to cover the interest payments due on outstanding loans under the Note, which may result in significant costs to us. If we fail to make the required interest payments or otherwise default on certain obligations under the Note, all outstanding principal borrowed under the Note may become immediately due and payable. Upon such default, Deutsche Bank is permitted to sell the collateral ARS investments, and may do so at a price that is significantly less than their par value. As a result, the proceeds from the sale of the collateral ARS investments may be insufficient to cover our outstanding loan balance, and Deutsche Bank may pursue other assets that we own to recover any remaining balance under the Note, which may have a material adverse effect on the Company.
Change in control restrictions under our Deutsche Bank Note could hinder efforts to acquire a controlling interest in us or affect the share price at which a potential acquirer would be willing to pay.
     Under the terms of the Deutsche Bank Note, we are not permitted to take any action that could result in a change in control without first either paying off all outstanding principal and interest under the Note or obtaining Deutsche Bank’s consent to such action, which consent shall not be unreasonably withheld, conditioned or delayed. If Deutsche Bank refuses to consent to a merger or acquisition, we or the potential acquirer would be required to pay off all outstanding principal and interest owed under the Note, which could hinder efforts to acquire a controlling interest in us, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, if a potential acquirer is required to pay off all outstanding loans owed under the Note in order to consummate a transaction, it could impact the share price or any premium that such an acquirer would be willing to pay.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS

Exhibit No.	Filed	Description

10.1 *	(a)	Employment Agreement, effective as of September 5, 2008, between the registrant and Larry Bullock dated September 30, 2008

10.2	(a)	Separation Agreement and Full Release between the registrant and Dr. Charles E. Hart dated September 30, 2008

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(a)	Section 1350 Certification of the Chief Executive Officer

32.2	(a)	Section 1350 Certification of the Chief Financial Officer

(a)	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 10, 2008

BIOMIMETIC THERAPEUTICS, INC.
By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer