Form 10-K
period 2008-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2009-03-12
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51934

BioMimetic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1786244
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
389 Nichol Mill Lane, Franklin, Tennessee 37067
(Address of principal executive offices, including ZIP code)
(615) 844-1280
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $129.0 million.
As of March 6, 2009, a total of 18,718,664 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2008. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

BioMimetic Therapeutics, Inc.

Special Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-K, including but not limited to the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements in this Annual Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act. Forward-looking statements convey our current expectations and forecasts of future events. Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.
     These forward-looking statements include, among other things, statements about:
•	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for our product candidates;

•	regulatory actions that could adversely affect the price of or demand for our approved products;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for our product candidates;

•	financial markets;

•	the competitive environment; and

•	the current economic downturn.
     Any or all of our forward-looking statements may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Annual Report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.
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

PART I
Item 1. BUSINESS
Overview
     BioMimetic Therapeutics, Inc. develops and commercializes innovative products to help stimulate the body’s natural tissue regenerative process. We believe our protein therapeutic-device combination products have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage. Our platform regenerative technology, which incorporates a potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians advanced biological solutions to actively stimulate tissue healing and regeneration.
     We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals of our first product, GEM 21S ® Growth-factor Enhanced Matrix. With the divestiture of GEM 21S in January 2008, we are now focused on developing this technology to stimulate tissue healing in orthopedic applications (such as distal radius, or wrist, fractures and fusions of the bones in the foot and ankle to eliminate chronic pain from trauma or arthritis), and potentially spine and sports injury applications. Our current product candidates use the same key stimulator as GEM 21S, and are designed to target a broad range of clinical indications in bone, cartilage, ligament and tendon repair.
     We currently have seven orthopedic clinical studies that are completed or are under way which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates in the pipeline, including our lead orthopedic product candidate Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, in treating bone defects and injuries. In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring cartilage, ligament and tendon repair.
     We have reported the results of a number of these studies, and those studies suggest that our platform technology will be effective in our target applications. If successful, we expect these clinical studies should lead to regulatory approval of our regenerative product candidates in the United States, Canada and Europe. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and less invasive treatment options in orthopedics, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.
     However, according to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007. This economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our auction rate securities (“ARS”) investments. Since the collapse of the ARS market in February 2008, we have been unable to liquidate the $60.0 million par value in ARS investments that we hold as of December 31, 2008.
     Furthermore, our general business strategy may be further adversely affected if the current economic conditions deteriorate further, or do not improve. For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products. However, since our anticipated product launch for our lead product candidate remains over a year away, the impact of the current recession on commercial markets for that product remains uncertain.
     We have responded to the current economic crisis by investing our cash and cash equivalents and our short-term investments conservatively, securing a short-term credit facility to provide some liquidity for our ARS investments, and initiating cost reduction measures such as scaling back growth in staff to conserve cash and manage expenses. In addition, to the extent possible given contractual commitments, in order to postpone major expenses we have postponed certain major equipment purchases, delivery and validation efforts for manufacturing equipment intended for a new manufacturing facility that is being built in the same complex as our headquarters in Franklin, Tennessee. We have leased a portion of this new facility and we intend to move certain of our manufacturing operations to it once completed. Also, we have filed an arbitration claim against Deutsche Bank Securities, Inc. (“DBSI”) seeking to force them to repurchase the illiquid ARS investments that they purchased on our behalf in managing our discretionary cash management account.
Product Candidates
     Currently, there are limited biological therapies to stimulate the healing and regeneration of tissues, such as bone, cartilage, ligaments and tendons. As a result, many of these injuries may result in permanent impairment and chronic pain. As baby boomers age, the incidence of musculoskeletal injuries and ailments will be far more prevalent. We believe that our technology is well positioned to address many of these issues. We also believe that the fundamental mode of action of our platform technology in promoting tissue regeneration suggests that it may be effective in a broad array of musculoskeletal applications. Consequently, our technology may prove to address unmet medical needs in bone fractures and fusions, spinal fractures and fusions, and sports injuries.
     Our product candidates, including our lead product candidate Augment, use recombinant human Platelet-Derived Growth Factor (“rhPDGF-BB”), which is one of the principal naturally occurring wound healing stimulators, to kick start the tissue regeneration process in the body. We believe that rhPDGF-BB is well suited for various applications due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of healing. rhPDGF-BB acts like a magnet to attract cells necessary for tissue healing through a process known as chemotaxis, while also stimulating an increased number of healing cells through a process known as mitogenesis, thereby expanding the population of cells involved in the repair process. Additionally, data suggests rhPDGF-BB enhances new blood vessel formation, in a process called “angiogenesis,” which is also critical for healing.
     We believe the combination of the growth factor rhPDGF-BB and a synthetic matrix is key to the overall effectiveness of our product candidates. In the case of our Augment product candidate, the synthetic matrix is beta-tricalcium phosphate (“ß-TCP”), which is a bone matrix. The growth factor rhPDGF-BB jump starts the healing process by providing the biological stimulus for tissue repair, while the ß-TCP synthetic bone matrix provides the framework or scaffold for tissue regeneration, or new bone growth, to occur. Moreover, these two components, which are included in Augment and our other product candidates, have been authorized by the FDA for use in other applications and are being marketed to treat other diseases and injuries. The ß-TCP is used in orthopedic applications as resorbable bone void filler and rhPDGF is used for stimulating healing of chronic ulcers in the lower extremities of diabetic patients and treating periodontally-related bone defects and gingival recession. By combining already marketed components to make a novel and proprietary product, we believe that we will be able to streamline the development process and accelerate the ultimate commercialization of our product candidates.
     We believe that our product candidates are unique and novel, and that our product development strategy, which uses regenerative protein therapeutic-device combination products, has demonstrated success. Other companies have applied a similar strategy in the development of such combination products for the treatment of cardiovascular disease. Such “convergent devices” have revolutionized the way that cardiovascular disease is treated and have proven to be both a clinical and commercial success. We believe the orthopedic industry is in the early stages of a similar transformation from the use of traditional, passive, highly invasive metallic devices to more advanced, bio-active devices. With several product candidates in the pipeline that are based upon similar technology to our previously approved periodontal product, GEM 21S, we are optimistic that we are well positioned to capitalize on this transformation.
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
     Building on the successful approval of GEM 21S, we are applying a similar strategy in the development of our pipeline of regenerative protein therapeutic-device combination product candidates for a broad range of orthopedic indications. Our most advanced product candidates, which also incorporate rhPDGF-BB in combination with a bone matrix, are targeted to be used in the open surgical treatment of fractures and fusions (using Augment) and the closed non-surgical treatment of fractures (using Augment™ Injectable Bone Graft (“Augment Injectable”)).
     We have established strong clinical contacts, manufacturing facilities and a regulatory pathway to product development. These, coupled with the well characterized biology and history of safe use of rhPDGF-BB and the clinically proven efficacy of our platform technology, all position us to become a leader in the development and commercialization of biologically-active devices that will capitalize on the growing market for these products in orthopedic, spine and sports injury applications. While the results of our studies have been positive to date, we cannot provide any assurance that we will be successful in developing, obtaining regulatory approval for, or commercializing our current pipeline of product candidates or that we will do so in a timely fashion.
     The following clinical studies regarding our orthopedic product candidates have recently been completed or are currently ongoing:

Type	Product	Location	Clinical Indication	Status
Pilot	Augment	United States	Foot and Ankle Fusions	Completed
Pivotal	Augment	United States and Canada	Foot and Ankle Fusions	Enrollment Completed
Registration	Augment	Canada	Foot and Ankle Fusions	Enrollment Completed
Registration	Augment	Europe	Foot and Ankle Fusions	Enrollment Completed
Pilot	Augment	Europe	Wrist Fractures	Completed
Pilot	Augment Injectable	Canada	Foot and Ankle Fusions	Completed
Pilot	Augment Injectable	Europe	Wrist Fractures	Completed
     We believe that rhPDGF is well suited for use in multiple product candidates due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of orthopedic tissue repair and regeneration. The diversity and importance of the biological activities stimulated by rhPDGF were key elements in our selection of this growth factor as the primary biological ingredient in our initial product and product candidates. Although human studies to demonstrate rhPDGF’s cellular stimulatory property in our product candidates have not been performed, many kinds of cells important to orthopedic tissue repair have been reported in published animal and in vitro studies to respond to rhPDGF, including bone forming cells, cartilage forming cells, bone and cartilage-lineage forming cells and tendon and ligament forming cells. The observation that rhPDGF is naturally contained in platelets and released specifically at sites of injury during blood clotting to initiate events critical to healing has led to rhPDGF being termed nature’s “wound healing protein.” The rhPDGF used in our product candidates is a synthetic version of this naturally occurring substance produced using recombinant DNA techniques.
     Based on the efficacy demonstrated by GEM 21S in a pivotal clinical study, the results from our pilot clinical studies for Augment and our other product candidates, and the demonstrated ability of rhPDGF to stimulate tissue healing, we believe that our pipeline of orthopedic product candidates has the potential to positively impact patient care and to influence a new generation of orthopedic therapies. We believe our management expertise in the development of regenerative protein therapeutic-device combination products, combined with our intellectual property position, and the proven biology and safety of rhPDGF, all position us to become a leader in the development and commercialization of novel therapeutics for the treatment of orthopedic injuries.
BioMimetic Therapeutics Highlights

Large market opportunities	•	Targeting orthopedic, spine and sports injury markets. We believe that orthobiologic opportunities represent a multi-billion dollar market driven by an aging population and demand for better therapies.

	•	Relatively few current therapies with potent bio-stimulatory activity are on the market.

	•	Relatively low market penetration will generate substantial revenues.

Proven rhPDGF technology	•	FDA approval of GEM 21S for periodontal bone regeneration suggests potential for efficacy in other bone and musculoskeletal applications.

	•	FDA approval of Regranex® (formerly a product of Johnson & Johnson, currently a product of Systagenix Wound Management, Inc.) for healing of diabetic ulcers suggests potential for broad wound healing applications of rhPDGF.

	•	Clinical and pre-clinical data for Augment and Augment Injectable suggest potential for improved fracture healing and fusions.

	•	Pre-clinical data for rhPDGF suggests potential for bone augmentation to treat osteoporosis.

Multiple applications	•	rhPDGF represents a platform technology that may have multiple applications in musculoskeletal repair.

	•	rhPDGF is a key stimulator of the body’s natural wound healing process. It has a well-established mechanism of action that leads to stimulation of certain cell types, including those important to bone, cartilage, tendon and ligament healing.

	•	Potential applications include fracture and fusion procedures in the axial (spine) and appendicular (long bone) skeleton as well as the extremities (hand and foot).

Familiar regulatory path	•	FDA is regulating our regenerative protein therapeutic-device combination product candidate Augment as a medical device.

	•	We believe data supporting GEM 21S FDA approval should provide support for the approval of future rhPDGF products.

	•	Commercial manufacturing and production previously accomplished for GEM 21S. Good Manufacturing Practices compliance found acceptable and International Organization for Standardization (“ISO”) certification obtained.

	•	Safety profile and bioactivity of rhPDGF clearly established.

Industry trend towards regenerative protein therapeutic-device combination products	•	rhPDGF provides bio-active drug component to stimulate healing and the device component (matrix) provides tissue specific guide for regeneration.
	•	Strategy follows successful precedent in regenerative protein therapeutic-device combination products in cardiovascular (drug coated stents) and periodontal (GEM 21S) therapies.

	•	Strategy addresses clinical preference for bio-active implants.

	•	Market potential for orthobiologics already indicated by sales of INFUSE® Bone Graft (Medtronic, Inc.).
Market Trends
     According to industry data, the worldwide orthopedic market was estimated at $25 billion in 2007. This includes joint replacement, fracture repair, sports injury and spinal procedures. Strong growth in the worldwide orthopedic market is expected, driven by aging baby boomers, the desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.
     In addition to its growth, the orthopedic markets are undergoing a transition. The orthopedic and sports injury markets have recently experienced increased demand for the adoption of biologically active treatments, which seek to stimulate the body’s own capabilities for regeneration of tissue at injury sites. We believe the orthopedic and sports injury industry is in the early stages of a transition from the use of traditional, passive, highly invasive metallic devices to more advanced, bio-active devices. Evidence of this trend is the fact that osteobiologics, in particular bone grafting related products, is one of the fastest growing segments with the orthopedics market. According to 2008 market research reports, the global orthobiologics market was estimated to be worth $4.2 billion in 2007, and with a growth rate of 17%, it is projected to almost double by 2012.

     The impressive market performance of the Medtronic, Inc. (“Medtronic”) product INFUSE® Bone Graft for treatment of certain spinal fusions and bone fractures demonstrates market receptivity and acceptance for protein osteobiologics. Industry data indicate that sales of INFUSE were approximately $800 million in 2008. Sales reported for INFUSE for Medtronic’s second and third fiscal quarters of 2009 were flat as compared to the same periods in 2008. We believe sales for INFUSE have slowed as a result of reported complications associated with off-label use of the product in cervical spinal fusions, as well as ongoing governmental investigations into possible promotion of off-label use of INFUSE by Medtronic.
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

     In order to eliminate the need for additional painful surgery, physicians also use allograft or xenograft. Allograft and xenograft use bone tissue harvested from a human cadaver or animal, respectively. These materials come in various forms, including chips, blocks and particulate, which allows physicians flexibility in using them to treat injured or defective bone. Allograft and xenograft bone is of varying quality depending on the donor, the process and techniques used to prepare the bone tissue and the facility at which it is processed. Using cadaver or animal bone may pose some risk of transmitting infectious diseases to the patient and although this risk is currently thought to be very low, it remains a concern among some patients. Finally, the bio-activity level of allograft bone can vary substantially and may be insufficient to assist the healing process.
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
     Recent studies have demonstrated the benefits of using orthobiologicals to treat orthopedic injuries and defects. Clinicians have focused on therapies that are osteostimulatory, meaning that they lead to or induce bone regeneration. For example, platelet-rich plasma systems (“PRPs”) involve taking blood from a patient, concentrating the platelet cells from the blood and activating the cells to release growth factors, including PDGF. Because PRPs contain growth factors, they stimulate tissue regeneration. While PRPs do not involve the painful graft harvesting associated with autografts, the process to produce the platelet/blood concentrate is time-consuming and requires specialized equipment. Furthermore, the results are unpredictable because the concentrations of growth factors present in the platelet preparations vary from patient to patient.
     A recent advance in the therapy for spine and orthopedic repair is the use of bone morphogenic proteins (“BMPs”). BMPs have the ability to stimulate new bone formation by causing the differentiation of stem cells into osteoblasts, which initiate bone formation. The use of BMPs does not involve the painful graft harvesting associated with autograft. BMPs have provided tremendous value to the spinal repair industry as they help speed recovery time and improve medical outcomes. Surgeons have proven to be fast adopters of these technologies, generating sales of BMPs estimated to exceed $800 million in 2008 according to analysts’ reports. Despite these benefits, BMPs have a number of disadvantages, including their high cost (approximately $4,500 per spine fusion level), their limited approved indications for use and their potential for inappropriate bone formation. In particular, unwanted bone growth near nerves or in other areas outside the targeted sites has been observed. Theses adverse reactions have led to additional corrective surgeries. In addition, complications were associated with swelling of neck and throat tissue, which resulted in compression of the airway and/or neurological structures of the neck. In addition, in some cases these complications resulted in difficulty swallowing, breathing or speaking. Because the mechanism of action of PDGF is very different from that of BMP, we do not believe that these types of complications will occur with our product candidates, and none of these types of complications have been observed during any of our clinical studies or with GEM 21S. There is only one BMP available in the United States which has been granted FDA pre-market approval for use, but in limited indications including spinal fusions, tibial fractures, sinus augmentations and localized jaw augmentations for defects associated with tooth extraction. A second BMP has been allowed in the U.S. market by the FDA under a humanitarian device exemption while it awaits pre-market approval.
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

     The following table summarizes some of the advantages and disadvantages of current therapies for bone disorders and injuries, including our product candidates discussed above in “— Product Candidates.”

Therapy	Advantages	Disadvantages

Autograft	Provides scaffold. Stimulates bone growth. High chance of incorporation.	Additional surgery required. Pain at harvest site. Risk of infection. Longer recovery time. Limited supply per patient. Potentially lower potency material in elderly or compromised patients.

Allograft/Xenograft	Provides scaffold. Does not require painful graft harvesting. May stimulate bone growth. Available in various forms.	Inconsistent quality and sourcing leading to variable growth stimulation. Potential contamination / disease transmission. Potential for immune response.

Synthetics	Abundant supply. Provides scaffold. Does not require painful graft harvesting. Available in various forms.	Longer healing time versus autograft. Limited growth stimulation. Lacks bio-active proteins.

PRP systems	Stimulates bone growth. Concentrates natural bio-active proteins. Does not require painful graft harvesting.	Increased procedure time. Requires specialized equipment. Variable quality. Requires scaffold. Technique dependent.

BMPs	Stimulates bone growth. Bio-active osteoinductive proteins. Does not require painful graft harvesting.	Limited indications approved. High cost. Limited or no effect on soft tissue healing. Potential for inappropriate bone formation and other serious complications.

Augment and other BMTI product candidates	Stimulates bone growth. Bio-active osteo-stimulatory protein. Broad wound healing activity. Does not require painful graft harvesting. Provides scaffold. No inappropriate bone formation.	Higher cost than currently available synthetics. Limited early data in orthopedic clinical trials. Limited initial indications for GEM 21S.
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
     Newer techniques, such as autologous chondrocyte implantation (“ACI”) that attempt to repair small defects to cartilage have shown promise in small studies. ACI requires two surgeries over a period of eight weeks and requires the cultivation of the patient’s own cartilage cells in a laboratory, which results in a very high treatment cost. Procedures such as viscosupplementation, the injection of a hyaluronan (a molecule in the matrix of many connective tissues) based liquid into the knee joint, provide temporary pain relief but have limited ability to heal the tissue.
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
     We believe that our pipeline of product candidates will achieve widespread market acceptance and strong market penetration by providing significant advantages compared to existing therapies. Our lead product candidate (Augment) and our other product candidates are based on the FDA-approved component rhPDGF that is combined with synthetic or natural scaffold materials, such as ß-TCP, which have a history of demonstrated safety and efficacy in previous uses. We believe that our lead product candidates provide the following advantages:
•	Applications across multiple musculoskeletal indications. We believe that our product candidates have applications to treat multiple orthopedic and musculoskeletal injuries and defects, including those of bone, cartilage, ligaments and tendons. This broad spectrum of activity is due to our use of rhPDGF, which has been shown to stimulate multiple cellular and biochemical processes important for the repair of these tissues.

•	Key stimulator of wound healing. Our product candidates all incorporate rhPDGF, a bio-active protein that is a key mediator of wound healing and tissue regeneration. Naturally occurring PDGF, released by platelets at sites of tissue injury, stimulates a series of cellular and biochemical events that are critical for tissue repair to occur. Bio-active proteins, such as rhPDGF, are absent from synthetic bone void fillers and are present in only limited amounts in allografts and xenografts.

•	Combined benefits of both the medical device and drug components. Our product candidates are regenerative protein therapeutic-device combination products, which combine the benefits of existing devices, such as ß-TCP, that provide a physical framework or scaffold that facilitates and guides tissue growth, with the stimulatory action of the bio-active protein, rhPDGF.

•	Lower potential for adverse side effects than allograft and less pain and shorter surgical procedure time than autograft. Because Augment does not rely on human tissue, the perceived risk of transmitting infectious disease from the human source, which is present for allograft, is eliminated. Additionally, unlike the procurement of autograft from the patient, which requires an additional surgical procedure in order to harvest the tissue graft, and thus increases post-operative pain, procedure time and the risk of infection for the patient, Augment does not require painful graft harvesting.

•	Proven safety profile. ß-TCP and rhPDGF, components of our product candidates, are both FDA cleared and approved for marketing in other applications and have extensive safety histories. Both ß-TCP and rhPDGF are the primary components of our previously developed product, GEM 21S, which has been approved and marketed in the United States and Canada for use in periodontal indications since November 2005 and June 2006, respectively. ß-TCP is a purified, porous form of calcium phosphate similar to natural bone mineral and has been used in orthopedics for over 20 years.

•	Reliable, scalable manufacturing process. We have a manufacturing supply agreement covering the active ingredient rhPDGF of our product candidates. We source rhPDGF from a division of the Novartis Group known as Novartis Vaccines and Diagnostics (“Novartis”). Novartis is also the sole supplier of the rhPDGF used in Regranex®. Novartis manufactures rhPDGF in yeast cells, thereby providing an increased safety profile over competing products derived from human or animal tissues. This manufacturing process provides a consistent product and scalable production, unlike the variability in quality of allografts, xenografts and platelet rich plasmas (“PRP”). Additionally, we have multiple business relationships that cover the different matrices that we combine with rhPDGF as part of our regenerative protein therapeutic-device combination products.

•	Potential to address substantial unmet clinical needs. We are focused on the development of products that treat unmet clinical needs in large market opportunities. To date there are limited therapeutic treatments that directly and reproducibly stimulate healing processes in the areas in which we are focusing. This is particularly true for repair of certain types of bone fractures and in the treatment of sports injuries.
Strategy
     Our objective is to be a leader in the development and commercialization of novel, biologically active regenerative protein therapeutic-device combination products to treat musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage in the orthopedic, spine and sports injury markets.
     The key elements of our strategy are to:
•	Develop and commercialize regenerative protein therapeutic-device combination products that are superior to current medical devices for the treatment of injuries and defects of the musculoskeletal system. We intend to use our proprietary technologies and know-how in both recombinant protein therapeutics and orthopedic devices to address unmet medical needs in orthopedics and sports injury indications.

•	Focus on products with a rapid and cost-effective time to market that utilize well characterized components. We were able to develop GEM 21S from inception to U.S. marketing approval in less than five years. We have a track record of efficient product development that relies upon components used in products previously authorized for marketing by the FDA, and accessing those components through existing manufacturers. For GEM 21S, we referenced existing safety histories on the component products in our own regulatory filings and thus believe we were able to further shorten the product development cycle. We will seek to repeat this process of using FDA-cleared or approved components in our subsequent product candidates. We cannot be certain, however, that this strategy will accelerate the regulatory approval process for our product candidates, or that we will obtain such approval.

•	Mitigate risks by leveraging our GEM 21S data and experience to accelerate development of our orthopedic product candidates. We believe the ability of GEM 21S to safely stimulate bone healing in chronically inflamed bone defects in the jaw resulting from periodontal diseases indicates the potential of Augment and our other product candidates, which, like GEM 21S, are based on rhPDGF and ß-TCP to stimulate bone growth in orthopedic indications. We believe that much of the data and experience generated as part of the GEM 21S clinical development will be useful in gaining the approval of our product candidates, including product manufacturing procedures and records, stability test results, analytical test methodology, pre-clinical and human safety test results and, potentially, efficacy information.

•	Maximize the value of our orthopedic and sports injury product candidates through control of distribution channels. We have retained all marketing and commercialization rights to our orthopedic and sports injury product candidates. In the United States, we plan to build a sales force utilizing independent representatives managed by an in-house sales management team and supported by employee product specialists. This will allow us to have an immediate impact in the market by leveraging existing surgeon relationships. Over time, we will transition through a hybrid independent-direct structure, ultimately evolving to a direct sales model. Outside the United States, we will utilize distributor relationships to enable product introduction and adoption in local markets.

•	Monetization of our orofacial therapeutic business to obtain additional funding for the development of our orthopedic and sports medicine product candidates. In January 2008, we completed a transaction with Luitpold Pharmaceuticals, Inc. (“Luitpold”) to sell them our remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As a result of this transaction, we have now further monetized our orofacial therapeutic business and received $30.0 million in cash, plus approximately $3.4 million in cash from the sale of existing GEM 21S inventory during 2008. We also expect to receive an additional $10.0 million in time-based milestone payments during 2009, as well as additional revenue from ongoing royalty payments based on net sales of GEM 21S and other products that Luitpold may develop that are based on adapting our technology to future products in the orofacial therapeutic field. This transaction has enabled us to focus our expertise and future development efforts on our orthopedic and sports medicine product candidates, and has provided additional capital allowing us to aggressively advance our pipeline of orthopedic product candidates through clinical development and into commercialization.

•	Capitalize on the broad healing activity of rhPDGF. GEM 21S and all our initial regenerative protein therapeutic-device combination product candidates utilize rhPDGF to enhance the activity of the device component, such as ß-TCP. rhPDGF stimulates cells responsible for the healing of bone, and also has been shown in animal and in vitro studies to stimulate cells responsible for the healing of cartilage, ligaments and tendons. By initially focusing our efforts on this single bio-active protein, we believe that we can efficiently leverage our expertise in this molecule to address multiple clinical indications with large market opportunities.
Product Candidates and Target Indications
     The table below summarizes our current product candidates and the target indications for these product candidates that we are pursuing:

Product Candidate		Target Indication

Orthopedic	Augment Bone Graft Augment Injectable Bone Graft	Open (surgical) fracture treatment Closed (non-surgical) fracture treatment Minimally invasive fracture treatment

Spine	TBD — under development	Spine fusion

Sports Injury	Augment C Augment LT	Cartilage repair Ligament and tendon repair
     The following summary sets forth certain key market opportunities for us and the corresponding product candidates. As detailed in the product development section below, we have advanced product candidates to clinical development for certain of these opportunities, and for others we are in pre-clinical development.
  Augment Bone Graft for Orthopedic and Spine Indications
     Open (surgical) Treatment of Fractures / Fusions. In recent years, there have been more than one million procedures annually in the United States involving fusions and corrective surgeries of the foot and ankle. Many of these procedures utilize a bone graft material to stimulate the healing of the bone following surgery. Open, surgical treatment of fractures of the long bones (femur, tibia, fibula, humerus, radius, ulna) accounts for approximately 630,000 additional surgical procedures in the United States annually. Surgeons frequently use bone graft in these procedures to fill voids and stimulate the wound healing process.
     Our goal is the achievement of approval of our product candidates for a broad range of bone grafting indications. To accomplish this goal, we are evaluating Augment in several clinical applications. Augment is similar to GEM 21S in that it combines a particulate ß-TCP with rhPDGF. We have received FDA clearance under the trade name OsteoMimetic for a proprietary ß-TCP, which is a component of our Augment product candidate, for orthopedic applications as a bone void filler when the void or gap is not intrinsic to the stability of the bone. Although we are currently not planning on marketing OsteoMimetic as a stand alone product, we believe the FDA clearance may support the regulatory review process for Augment.
     Closed (non-surgical) Treatment of Fractures. Approximately 11 million fractures per year in the United States of the radius, humerus, tibia, fibula and femur occur where the treatment relies upon closed, non-surgical treatment. Of these fractures, an estimated five to 10% have impaired or delayed healing due to patient specific factors such as smoking, diabetes and osteoporosis.
     We developed Augment Injectable for the minimally invasive surgical treatment of fractures as well as the treatment of fractures not requiring surgery. Augment Injectable combines rhPDGF with an injectable bone matrix. The product candidate can be injected through the skin into the fracture site, locally delivering rhPDGF to accelerate fracture repair. Closed fracture reduction procedures comprise the largest number of orthopedic procedures today. According to hospital and outpatient procedural data, 2.8 million closed fracture procedures are performed per year. While a significant number of these fractures are treated with casts, we believe that a large number of patients who require longer healing times would benefit from our Augment Injectable product candidate. We have recently completed a pilot study in Sweden that further demonstrated the safety of the product for the treatment of distal radius fractures.
     Spine Fusions. In the United States, there are more than 500,000 spine fusion procedures performed each year for the treatment of degenerative disc disease (“DDD”) and other debilitating conditions of the spine. Virtually all of these procedures utilize autograft or a bone graft substitute to assist in the achievement of the fusion. BMPs, predominantly INFUSE, have been widely used in this application and have proven to be effective in the treatment of thoraco-lumbar fusions. However, BMPs were the subject of a July 1, 2008, FDA Public Health Notification “Life-threatening Complications Associated with Recombinant Human Bone Morphogenetic Protein in Cervical Spine Fusion.” The FDA Notification states that the FDA has received “at least 38 reports of complications during the last four years with the use of rhBMP in cervical spine fusion. These complications were associated with swelling of neck and throat tissue, which resulted in compression of the airway and/or neurological structures of the neck.” Cervical spine is a segment which represents nearly half of all spine fusions performed. We believe that there is an opportunity for one of our product candidates to fill this clinical need.
     Revision Total Joint Arthroplasty. Total joint arthroplasty is the definitive treatment for end stage arthritis in the hip and knee. In 2003, more than 800,000 joint replacement procedures were performed in the United States. Of these procedures, an estimated 70,000 were revision surgeries resulting from a failure or wearing out of the primary prosthesis. Revision hip and knee arthroplasty is often characterized by diminished bone and soft tissue structures supporting the implant. Surgeons will frequently use some type of bone graft as a void filler and a stimulus for the regeneration of bone. Even when the primary procedure used cement, the majority of revision procedures will be performed using a porous prosthesis, with the goal being to gain a biological interlock between the bone and the implant. We believe that a synthetic void filler that can help stimulate the biological interlock with the prosthesis could improve outcomes in these procedures.
  Product Candidates for Sports Injuries
     We use our platform technology to develop products which address unmet medical needs in sports injury applications, targeting cartilage, ligament and tendon repair and regeneration.
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
     Cartilage Injuries. Cartilage is the soft tissue in the joints of the body that acts as a shock absorber and lubricant during motion of the joint.  Because damaged cartilage does not heal by itself and slowly breaks down over time, the result can lead to a complete wearing away of cartilage, leading to osteoarthritis. Currently, there are limited therapies to regenerate cartilage although a number of therapeutic and surgical methods are used to minimize the pain and disability from cartilage injuries.  In 2007, an estimated 429,000 knee cartilage repair procedures were performed in the United States. In addition, in 2006, approximately 3.2 million injections of viscosupplementation were administered in the United States to treat cartilage defects. While these injections may reduce the pain associated with osteoarthritis for a limited time period, they do not stimulate the healing of the damaged cartilage.
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

     Tendon injuries are a frequent source of visits to the orthopedic surgeon.  In 2009 it is estimated that over 400,000 rotator cuff tendon injuries will lead to surgical intervention in the United States. As many as 94% of these surgical repairs will be non-healing or develop re-injury.
     Ligament tears, specifically tears of the anterior cruciate ligament (“ACL”), are most commonly associated with traumatic sports injuries.  Minor tears are eligible for conservative treatment, but each year more than 400,000 knee ligament reconstruction procedures are performed.  The poor healing ability of the ACL contributes to the frequency of these surgeries which often require additional surgical sites for harvesting donor tissue, resulting in increased patient pain, morbidity and operating room procedure time.
Product Development Programs
     In pursuing the indications discussed above for our product candidates, we have implemented a variety of pre-clinical and clinical development programs. We believe that these development programs will ultimately support the regulatory approval of our product candidates for certain of our target indications discussed above.
  Product Development Programs for Orthopedic and Spine Indications
     Orthopedic Clinical Development. We currently have seven clinical trials that have been completed or that are ongoing, which seek to establish the safety, clinical utility and/or effectiveness of Augment and our other product candidates in certain of our target indications discussed above. In particular, the following studies have been completed or are currently in progress:
     (1) North American Augment Pilot Trial — Foot and Ankle Fusions. In February 2006, we initiated a feasibility clinical trial with Augment for the treatment of foot and ankle fusions. The protocol for this study included 20 patients at three centers with nine months follow-up. The study was designed to compare the use of Augment to the use of autograft, which is bone harvested from another location within the patient’s own body, to facilitate fusion in a foot and ankle procedure. We completed enrollment of the 20 patients in July 2006. In December 2006, we announced interim results for this study, and we updated those results in July 2007. The reported data indicated that the Augment treatment appears comparable to autograft for the stimulation of bone healing (fusion), without the pain and morbidity associated with the harvesting of the autograft.
     (2) North American Augment Pivotal Study — Foot and Ankle Fusions. In June 2007, we received unconditional FDA approval for a North American pivotal clinical trial evaluating the safety and effectiveness of Augment to stimulate bone healing in foot and ankle fusions. On December 31, 2008, enrollment in this clinical trial was closed with a total of 436 patients enrolled. This clinical trial is a randomized, controlled, non-inferiority study comparing Augment to autograft, the current gold standard for bone grafting in this type of surgery. The trial was designed to enroll 396 patients; however, enrollment continued through December 31, 2008 to accommodate those additional patients who had already consented into the study and scheduled for surgery.
     We plan to file a modular pre-market approval (“PMA”) application for Augment beginning in the spring of 2009. A modular submission breaks the PMA document into three sections or “modules” filed at different times that together become a complete application. The modular approach allows the applicant to potentially resolve any concerns noted by FDA earlier in the review process than would occur with a traditional PMA application, and may ultimately shorten the review and approval timeline. The pre-clinical section of the modular PMA is expected to be submitted in March 2009. The quality and manufacturing section is on schedule to be filed in the spring of 2009 allowing time for the FDA to review this data in advance of the clinical data. We expect to file the clinical data with the FDA in the fourth quarter of 2009 as the last element of our modular PMA application.
     (3) Canadian Augment Pilot and Registration Trial — Foot and Ankle Fusions. In January 2006, we initiated a 20 patient open-label pilot study at three clinical centers to demonstrate the safety and clinical utility of Augment to stimulate bone regeneration in the treatment of foot and ankle fusions. The trial protocol called for a nine month patient follow-up. We successfully completed enrollment in this study in April 2006, and based on the preliminary data, in May 2006, we received authorization from Health Canada to expand the study from the original 20 patients up to 60 patients. We have also completed enrollment of the additional patients, and in September 2007, we completed a nine month follow-up of these patients. All patients in the study received Augment in lieu of autograft to assist the fusion procedure. Study results were measured against previous fusion studies from the literature where autograft was used to augment fusion. In December 2007, we announced a summary of the results from this study. The data demonstrate a rate of fusion which appears to be comparable to autograft as measured by CT scans and radiographs, without the pain and morbidity associated with the harvesting of the autograft. Using these results, together with data on GEM 21S and pilot data on Augment in the United States and Sweden, in the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada. The DLA submission is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions. We received some initial questions on the filing that we responded to in September 2008. We have now received a letter from Health Canada setting forth what we believe are all remaining open issues on the DLA. We believe that we can address these issues, and we anticipate a final decision on the DLA around the middle of 2009.
     (4) EU Augment Registration Trial — Foot and Ankle Fusions. In May 2007, we initiated a clinical study in the European Union (“EU”), to evaluate Augment for the treatment of foot and ankle fusions. In November 2008, we completed enrollment with a total enrollment of 108 patients. This study is an open label trial and was designed to enroll up to 125 patients. The assumption when designing the study was that among a population of foot and ankle fusion patients, we would likely enroll 75 (60%) hindfoot/ankle fusion patients (the North American indication) and 50 (40%) midfoot fusion patients. However, when we reached 108 patients, we had exceeded the hindfoot/ankle target of 75 patients, and decided to cease enrollment. All other aspects of the original study protocol will continue unchanged. We expect that the data from the study will be released in the first quarter of 2010 and will support EU and other worldwide filings on Augment.
     (5) EU Augment Pilot Trial — Distal Radius (Wrist) Fractures. We have completed patient enrollment in a pilot clinical trial in the EU (Sweden) for the evaluation of Augment for the treatment of distal radius fractures requiring surgical treatment. This pilot trial includes 19 patients at one center with six months follow-up, and is designed as a randomized controlled trial evaluating distal radius fractures treated with external fixation combined with Augment versus external fixation alone. In January 2007, we announced interim results for this study that suggest that Augment accelerated bone regeneration as measured by CT scans. The preliminary results demonstrate accelerated bone regeneration at earlier time points in patients treated with Augment combined with external fixation compared to patients treated with external fixation alone.
     (6) Canadian Augment Injectable Pilot Trial — Foot and Ankle Fusions. We completed enrollment in a pilot study in December 2007 for the use of Augment Injectable for the treatment of foot and ankle fusions. Although Augment Injectable is designed as an injectable for use in closed treatment, this study utilizes essentially the same protocol as our Augment foot and ankle study in Canada, with Augment Injectable being used in an open procedure. The trial is an open-label study with seven of the 10 patients considered to be high risk for poor healing as a result of co-morbidities. The results of the study demonstrated that all 10 patients achieved complete clinical success by six months after surgery. In addition, analysis of CT scans at three to four months after surgery showed that 90 percent of the patients had achieved radiographic fusion.
     (7) EU Augment Injectable Pilot Trial — Distal Radius Fractures. In January 2007, we initiated a pilot clinical study in Sweden to investigate the use of Augment Injectable in patients being treated for fractures of the distal radius (wrist). A total of 21 patients have been enrolled in the study, consisting of 11 patients treated with Augment Injectable combined with external fixation and 10 patients treated with external fixation alone. Enrollment in the study was completed in December 2007. The results of data analysis shows patients treated with Augment Injectable demonstrated earlier bone formation at three and six weeks as measured by CT scans. The six month evaluation of “complete bone fill,” defined as more than 75 percent fill of the fracture gap, was 100 percent for Augment Injectable patients, as compared to 82 percent for the patients treated with external fixation alone. The product candidate was demonstrated to be safe, with no reported adverse events related to the study devices.
     With the studies outlined above, together with data from our clinical development program for GEM 21S, we now have clinical data for three anatomic sites (the foot and ankle, the distal radius, and the jaw) which suggest that our platform technology stimulates bone regeneration. In addition, to date there have been no product related Serious Adverse Events (“SAE”) attributed to Augment or Augment Injectable related to any of the clinical studies outlined above.

     We believe that the results from our three studies for Augment and the ability of GEM 21S to stimulate bone formation in jaw bone defects suggest the potential for our product candidates to be effective in stimulating new bone growth in a variety of orthopedic applications, including our target indications that are outlined above.
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
     Following on the demonstrated ability of rhPDGF to stimulate tissue repair in the periodontal space, where the regeneration of both bone and ligament tissues are required for the restoration of normal tissue structure, we believe that rhPDGF is a candidate for development in the sports medicine area where these types of tissues are similarly involved.  We have started pre-clinical studies to evaluate matrix materials that can be combined with rhPDGF for tendon, ligament and cartilage repair applications. The matrix materials under evaluation are being selected to specifically target the tissue type to be treated. In light of the present phase of research and development, we cannot provide any assurance that we will be successful in developing, obtaining regulatory approval for or commercializing our sports medicine product candidates.
Scientific Background
  PDGF Family of Growth Factors
     Platelet-derived Growth Factor (“PDGF”) is a family of growth factors which contains five different members that are found naturally in the body. Our platform technology is based on a synthetic version of the BB form of PDGF (“PDGF-BB”) which is a homodimer of two separate B-chains that are covalently linked together through disulfide bonds. The PDGF-BB that is used in our product candidates is manufactured using recombinant DNA technology in a yeast expression system. The gene that codes for the human sequence of the PDGF B-chain is inserted into yeast cells. The gene is then activated to cause the production of the PDGF B-chain protein. The protein is secreted from the yeast cell into its culture media, and the protein purified from the media to homogeneity.
     There are two PDGF receptors that are present on the surface of target cells. Depending upon the number and ratio of the receptors present on a cell, the cell will be more or less responsive to the different PDGF family members. Recombinant human Platelet-derived Growth Factor (“rhPDGF-BB”) has the ability to bind with high affinity to both receptors, providing it with unique properties within the PDGF family. Depending on the location of an injury, different cell types that respond to rhPDGF-BB are stimulated.
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
  GEM 21S Clinical Results Validate our Platform Technology
     We have validated our platform technology, which combines rhPDGF with resorbable scaffold materials, through the successful development of GEM 21S for use in periodontal bone and tissue regeneration. We believe that the FDA and Health Canada approval of GEM 21S provides proof of concept and suggests that our platform technology promotes tissue regeneration and will apply to a broad array of musculoskeletal applications, such as orthopedic, spine and sports injury applications.
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
     Based on this data, we conducted a 180 patient double-blind, randomized controlled trial to evaluate the safety and efficacy of GEM 21S for the regeneration of bone and adjacent tissues in the treatment of periodontal defects. The study contained three groups: two groups were given different doses of rhPDGF used in combination with ß-TCP and the third group, the active control, was given ß-TCP plus a buffer (i.e., no rhPDGF). We included only subjects with advanced bone defects requiring surgical treatment in the study. The patients received standard periodontal surgery followed by the placement of the test compound.
     The results of the clinical study demonstrate that GEM 21S treatment led to a significant increase in healing of the bone defect in the periodontal lesion. Additionally, GEM 21S treatment expedited soft tissue attachment gain at three months following surgery (CAL gain) and decreased gum tissue recession, further demonstrating the efficacy of GEM 21S.
     The results of the clinical study further demonstrated that GEM 21S treatment led to statistically significant benefits in bone growth and healing of the periodontal bone defects compared to the active control group that received the ß-TCP, without the addition of rhPDGF. There were no serious adverse events during the study that were directly attributed to the use of GEM 21S and no statistically significant difference in the incidence of adverse events between the treatment and control groups. In summary, the results of the pivotal clinical study demonstrated that GEM 21S is a safe and effective treatment, leading to acceleration of healing and the stimulation of new bone formation.
Divestiture of Orofacial Therapeutic Business
     In January 2008, we completed the sale of our orofacial therapeutic business to Luitpold. This sale was pursuant to a December 2007 asset purchase agreement with Luitpold. As part of this transaction, Luitpold acquired the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. We had previously outsourced all of these operations, and have facilitated the transfer of these operations to Luitpold. Luitpold also acquired all rights to the GEM trademark family, and certain rights to adapt our future orthopedic and sports medicine products to dental applications. Luitpold is responsible for all research and development costs related to all future products in the dental and cranio-maxillofacial field based upon rhPDGF-BB, including GEM ONJ, which was developed to treat osteonecrosis of the jaw (the degeneration of bone in the jaw), for which we had received orphan drug status. Luitpold was also granted certain rights to negotiate on other growth factors and product improvements that we license from third parties. Through our existing commercial supply agreement with Novartis, we will remain the sole source supplier of bulk rhPDGF-BB to Luitpold. In addition, the U.S. and Canadian regulatory approvals, including the GEM 21S PMA, have been or will be transferred to Luitpold, and Luitpold now has responsibility for all future filings. The rights to the GEM 21S EU regulatory approval will be transferred once approval is obtained. We have agreed not to compete with Luitpold in the orofacial therapeutic business for a specified period of time. We were obligated under the asset purchase agreement to provide certain transitional services to facilitate the transfer of technology and regulatory approvals.  With the exception of our continued efforts to obtain regulatory approval of GEM 21S in Europe, we have now satisfied those obligations.  We may continue to provide additional transitional services to Luitpold for a fee.  The asset purchase agreement also includes indemnification provisions under which each party indemnifies the other party for certain losses.
     In addition to the 2007 asset purchase agreement, at the transaction’s closing in January 2008, we entered into the following ancillary agreements with Luitpold:
1.	Amended and Restated Exclusive Sublicense Agreement – This agreement supersedes the December 2003 exclusive sublicense agreement between the parties and grants Luitpold exclusive rights to utilize intellectual property we license from ZymoGenetics and Harvard in periodontal, oral, and cranio-maxillofacial indications, as well as veterinary indications. The term of this agreement extends until 2026.

2.	Exclusive License Agreement – This agreement sets forth Luitpold’s exclusive rights to utilize intellectual property we currently own or which we may develop or license in the future in applications above the neck in humans and in veterinary applications. This agreement and Luitpold’s royalty obligations will expire upon the later of the date when the licensed patents have all expired or December 31, 2026. The exclusive license agreement also includes sale restrictions under which we are only permitted to sell products containing the licensed technology, directly or indirectly, to entities who do not have a valid dental or veterinary license, or equivalent outside of the United States. Luitpold is only permitted to sell products containing the licensed technology, directly or indirectly, to any individual who has a valid dental or veterinary license, or equivalent qualification outside of the United States. Luitpold is permitted, however, certain limited exceptions to this sales restriction in the United States and Canada for any product for which it obtains regulatory approval for a craniofacial indication. In addition, we have agreed to a non-compete provision that provides that until six months following the expiration of Luitpold’s royalty obligation, we will not directly or indirectly, sell or distribute any licensed products for applications above the neck in humans or in any veterinary application. If we are acquired by a third party, this non-compete provision will only prevent the acquirer from selling rhPDGF-BB containing products. Under the exclusive license agreement, we also grant Luitpold a nontransferable right of first negotiation to apply certain new technology to applications above the neck in humans or veterinary applications. This new technology includes new growth factor products and new matrix materials that we develop that are subject to third party license agreements we enter into prior to a certain date.

3.	Agreement Terminating the Manufacturing and Supply Agreement - This agreement terminates our 2003 manufacturing and supply agreement with Luitpold, which obligated Luitpold to purchase all of its requirements for GEM 21S from us and we were obligated to meet these requirements to the extent they were consistent with Luitpold’s forecasts.

4.	Agreement Terminating the Research, Development and Marketing Agreement – This agreement terminates our 2003 research, development and marketing agreement, which outlined our obligations to Luitpold to support its marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. However, under this agreement we continue to seek EU regulatory approval for GEM 21S, and are obligated to transfer ownership of that approval to Luitpold once it is obtained. In addition, Luitpold remains obligated to pay us a $10.0 million milestone payment following the approval. The payment must be made within thirty days of our executing the necessary documents to transfer the approval to Luitpold.

5.	Trademark License and Concurrent Use Agreement – This agreement granted us the royalty-free right to continue to use GEM family trademarks during a transition period that expired on January 4, 2009, and granted us a royalty-free perpetual license to use the GEM family trademarks on our website and in investor and public relations materials referencing Luitpold’s products and our historical development work.

6.	Supply Agreement — This agreement sets forth the terms under which we will supply Luitpold with bulk supply of rhPDGF for use in manufacturing commercial products within the dental and cranio-maxillofacial fields, which Luitpold is obligated to purchase exclusively from us until the end of 2018. There are no minimum purchase requirements, and the annual product prices vary depending on our average price that we pay to Novartis. Luitpold is also obligated to pay a handling charge. The agreement will expire upon the expiration of the 2008 exclusive license agreement and may be terminated under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date.
Orthopedic Scientific Advisory Board
     We have established an orthopedic scientific advisory board that brings expertise in orthopedics, as well as FDA experience. During 2008, there were two meetings of the orthopedic scientific advisory board. We consult individual members of our scientific advisory board separately approximately once each quarter on clinical and pre-clinical study design, product and product candidate formulation, clinical indications and on all applications of tissue engineering, focusing on orthopedic indications.
     We pay consulting fees, including stock option grants, to members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid to or on behalf of the current members of our scientific advisory boards aggregate consulting fees and reimbursements of $52,664, $424,290 and $297,137 in 2008, 2007 and 2006, respectively. In addition, we granted options to purchase an aggregate of 5,000, 12,500 and 34,050 shares of our common stock to current members of our scientific advisory boards in 2008, 2007 and 2006, respectively.
     The current members of our orthopedic scientific advisory board are:

Name	Professional affiliation
Gary Friedlaender, M.D.	Director of BioMimetic; Chairman of BioMimetic’s Orthopedic Scientific Advisory Board; Wayne O. Southwick Professor of Orthopaedics and Professor of Pathology, Chair of Orthopedics and Rehabilitation, Department of Orthopaedics and Rehabilitation, Yale University School of Medicine

Edward Akelman, M.D.	Professor and Vice Chairman, Warren Alpert Medical School of Brown University, Department of Orthopedics; Chief, Division of Hand, Upper Extremity and Microvascular Surgery, Rhode Island Hospital

Arnold Caplan, Ph.D.	Director of Skeletal Research Center and Professor of Biology, Case Western Reserve University

Michael Ehrlich, M.D.	Vincent Zecchino Professor and Chairman, Department of Orthopedics, the Warren Alpert Medical School of Brown University; Surgeon-in-Chief, Rhode Island and Miriam Hospital

Jeffrey Hollinger, D.D.S., Ph.D.	Professor of Biological Sciences and Biomedical Engineering and Director, Bone Tissue Engineering Center, Carnegie Mellon University

Joseph Lane, M.D.	Professor of Orthopedic Surgery, Assistant Dean, Medical Students, Weill Cornell Medical College; Chief, Metabolic Bone Disease Service, Hospital for Special Surgery; Attending, Orthopedics, New York-Presbyterian Hospital

John Mathis, M.D., M.Sc.	Medical Director, The Centers for Advanced Imaging, Roanoke, Virginia

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
     Outside the United States, we intend to employ distributors to represent our products with orthopedic surgeons. These distributors will be selected on the basis of their existing business relationships in the orthopedic field, along with the sales force and distribution capabilities to effectively penetrate the market with the Augment product line. Furthermore, we will rely on these distributors to manage physical distribution, customer service and billing services for our international customers.
Manufacturing
     We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of our product candidates through the development and clinical testing phases.
     We have signed a manufacturing supply agreement with Novartis covering the bioactive component of our product candidates, rhPDGF. Novartis’s rhPDGF is used as a component in two FDA approved or cleared products (GEM 21S and Regranex) and is, therefore, manufactured in accordance with all applicable regulatory quality standards. We also have signed an agreement with Kensey Nash for development and supply of specific scaffolds for use in orthopedic and sports medicine applications. These agreements provide us with the key constituents of our lead product candidates.
     Following a similar supply chain strategy we used successfully for the GEM 21S product, we use contract facilities to complete the manufacturing, packaging and final product testing for our clinical orthopedic product candidate kits. Pyramid Laboratories, Inc. performs the aseptic vial filling of the rhPDGF component. Penn Pharmaceutical Services, Ltd. produces the filled ß-TCP cup and produces the final kit assembly. Isotron plc sterilizes the cups. We and AAI Development, Inc. perform the final product testing.
     Our current facility in Franklin, Tennessee, consisting of approximately 32,000 square feet, provides office, research and development and quality control space. That facility is currently leased from Noblegene Development, LLC (“Noblegene”) under a lease agreement that was effective as of January 1, 2007, which replaced in its entirety our previous lease with Noblegene dated April 2004, as amended in July 2005.
     In August 2007, we entered into another lease agreement with Noblegene on a second building. This August 2007 lease is for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to utilize the new space as a good manufacturing practices (“GMP”) manufacturing facility and will move certain of our manufacturing operations to the new space once it is completed. This new facility will provide space to meet our current and projected needs for certain aspects of our manufacturing and product release testing for our orthopedic and sports medicine product candidates. In addition, it will provide for future expansion of office, lab, or manufacturing space and capabilities for other product candidates that we are developing. Once the facility is operational we may continue to utilize third party suppliers for certain aspects of our manufacturing operation, including bulk ß-TCP and rhPDGF production, ß-TCP cup filling, component and final kit sterilization and distribution. We anticipate that the building shell will be complete in late 2009, and the build out will begin shortly thereafter. In order to qualify the facility as a GMP manufacturing facility, the build out must be complete, the utility systems, process and testing equipment must be installed and qualified, regulatory filings must be assembled and filed, and regulatory agency inspections must be passed prior to receiving approval. We anticipate that this process will take up to 24 months, and we expect the facility will be approved for commercial operations in 2011.

     Our Company’s President and Chief Executive Officer (“CEO”) is a former partner in Noblegene but maintained an ownership interest at the time we entered into both lease agreements. In March 2008, our CEO sold his ownership interest back to Noblegene. Since the owner of Noblegene is a brother-in-law of our CEO’s wife, Noblegene continues to be a related party.
Supply Agreements
  Novartis/Chiron
     In July 2004, we entered into a commercial supply agreement with Chiron Corporation (now Novartis) that will permit us to obtain bulk supply of rhPDGF for use in manufacturing products for commercial sale. Under the terms of the agreement, Novartis will exclusively supply us with rhPDGF for use in certain periodontal and orthopedic applications. We are obligated to purchase minimum specified quantities of rhPDGF. Under the agreement, the annual product prices we are obligated to pay vary depending on the quantity of rhPDGF we order. The agreement covers a seven-year term and is cancelable under certain circumstances. Unless earlier terminated, the agreement automatically renews at the end of the initial term for consecutive one year periods unless either party terminates the agreement by written notice at least two years prior to the renewal date. If Novartis terminates the agreement, it is required to provide us with a minimum supply of rhPDGF during a transition period and to transfer to us the necessary manufacturing technology enabling us to set up an alternative source of rhPDGF.
  Kensey Nash
     In June 2005, we entered into a Development, Manufacturing and Supply Agreement with Kensey Nash to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. Under the agreement, Kensey Nash will exclusively manufacture and supply the scaffold materials for us and we will be responsible for final formulation, fill and finish activities. We are responsible for obtaining U.S. and foreign regulatory approvals for any resulting products. We are required to commercialize any resulting products in the United States within 12 months of receipt of FDA approval. We have the exclusive right to distribute and sell the resulting products worldwide. In addition, we agreed to pay royalties to Kensey Nash based on net sales of commercial products worldwide for the term of the agreement.
     The agreement covers a 10-year term following the commercialization of a product, with two automatic two-year extensions, unless either party provides notice not to extend. If Kensey Nash elects not to extend the agreement, it is obligated to continue to supply us with predefined amounts of products for a limited time beyond the agreement’s expiration. The agreement terminates if we do not make our first commercial sale of a product developed under the agreement within seven years. We paid Kensey Nash an initial payment on the effective date of the agreement. We made a second payment after we agreed to continue the agreement beyond a feasibility period.
     In December 2006, we amended the agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. In particular, we made a payment to Kensey Nash upon executing the amendment as compensation for development that had been completed relating to a matrix for sports medicine applications, and we agreed to make certain quarterly payments to Kensey Nash during 2007 and 2008. To offset these payments, the milestone payments in the original agreement relating to the first commercial sale of product were reduced by an amount equal to the quarterly payments and the payment made upon signing the amendment.
     In August 2008, however, we terminated the then current development project relating to a product for tendon and ligament injury treatment. This termination was effective in September 2008, at which time we stopped making the quarterly payments to Kensey Nash. We are still required to make subsequent payments to Kensey Nash based on the achievement of certain regulatory and commercial milestones of the orthopedic products developed under the agreement.
     In April 2008, we amended the agreement with Kensey Nash to provide for new payments from us to Kensey Nash for the accomplishment of development milestones for potential new products.
     Each of our suppliers has the ability to curtail manufacturing of the products at their discretion with the only requirements being that each must provide a minimum level of future product prior to ending production and each must transfer the technology to another manufacturer.

Milestone, Asset Purchase and Royalty Payments
     As discussed above, under our agreements with Luitpold, ZymoGenetics, Harvard, Kensey Nash and Novartis, various milestone and asset purchase payments are required. Luitpold is required to make certain milestone and asset purchase payments to us, and we are required to make certain milestone payments to ZymoGenetics, Harvard, Kensey Nash and Novartis, based on the occurrence of certain events. These milestones and asset purchase payments relate to the achievement of certain transfers of assets, clinical developments, regulatory filings and approvals and sales levels for GEM 21S and our product candidates. Under our 2003 agreements with Luitpold, upon receipt of FDA approval of GEM 21S, we received a $15.0 million milestone payment from Luitpold and an additional $5.0 million milestone payment from Luitpold on the second anniversary of our FDA approval. Under our 2007 asset purchase agreement with Luitpold, we received $15.0 million from Luitpold upon closing the transaction in January 2008, and an additional $15 million sixty days following the closing. We were required to make milestone payments to ZymoGenetics in connection with the initiation of pivotal clinical trials of GEM 21S, certain regulatory filings and approvals for GEM 21S, the receipt of FDA approval of GEM 21S, the filing of the Augment IDE, and the initiation of the Augment Canadian registration study. We were required to make milestone payments to Harvard in connection with the receipt of FDA approval of GEM 21S, the initiation of pivotal clinical trials of GEM 21S, our execution of a manufacturing and supply agreement with Novartis and our acquisition of certain patents from the Institute of Molecular Biology. We are required to make milestone payments to Kensey Nash in connection with certain time frames, the initiation of clinical trials, certain regulatory filings, product approvals, and/or commercial launch of Augment Injectable.
     Many of the events triggering a milestone or asset purchase payment requirement remain contingent and have not yet occurred. Assuming that all future contingencies are met and all payments are made, the milestone and asset purchase payments that we are required to make will be partially offset by the milestone and asset purchase payments that we receive. Although we cannot know when milestones will be achieved, the milestones and asset purchase fees that we have received or paid, or which we currently anticipate will be paid to us or paid by us in the near term, during 2009 to 2010, will result in a net payment to us of $17.9 million. We anticipate that milestone and asset purchase payments to us or by us from 2011 to 2014 will result in a net payment by us of $8.4 million, resulting in an overall net payment to us of $9.5 million through 2013.
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
     The milestone payments that may be material that we expect to receive during 2009 to 2010 would result in payments to us from Luitpold totaling $20.0 million. This total consists of the following:
•	$10.0 million to be received upon our future receipt of EU regulatory approval of GEM 21S,

•	$3.0 million due upon the earlier of Luitpold’s submission of a regulatory filing seeking approval of its manufacturing facility to manufacture GEM 21S or by July 1, 2009,

•	$3.0 million due upon the earlier of regulatory approval of Luitpold’s manufacturing facility or July 1, 2009,

•	$2.5 million upon the earlier of Luitpold’s receipt of regulatory approval to market a first rhPDGF containing product having a defined formulation or December 31, 2009, and

•	$1.5 million upon the earlier of Luitpold’s receipt of regulatory approval to market a second rhPDGF containing product having a defined formulation or December 31, 2009.
     Other than the $20.0 in milestones from Luitpold listed above, we believe that a substantial portion of future milestone payments are not material to our business or prospects because we anticipate that they will occur well in the future, or they are conditioned upon achieving product sales targets which also are well in the future or represent sales targets which are substantially in excess of the current or foreseeable sales targets, the achievement of which, if attained, would be in the future.

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
     We derive our patent rights from four sources: (1) ownership rights derived from technology we developed; (2) ownership rights purchased from the Institute of Molecular Biology; (3) licensing rights acquired from Harvard; and (4) licensing rights acquired from ZymoGenetics. We believe that our owned and licensed patents provide freedom to operate under patents that cover the composition and use of tissue growth factors.
     Currently, the most important among these patent rights are three U.S. patents, each of which covers our current orthopedic product candidates (Augment and Augment Injectable) and GEM 21S. In addition, these patents may provide protection for additional product candidates under development depending on the final formulations for those products. One of these patents was recently issued in January 2009. This patent is based on technology that we developed internally, and covers product formulations that include a defined PDGF dosage range combined with a TCP or a TCP/collagen matrix having certain defined particle size and porosity characteristics. This patent will provide protection until at least June 2025. The second of these patents is a method patent that we co-own and exclusively license from Harvard. This patent covering the use of PDGF to promote the growth of damaged bone, periodontium or ligament, and it will expire in June 2009. The U.S. Patent Office, however, has granted us a patent term extension for this patent as a result of the FDA’s regulatory review of GEM 21S. Under the term extension, this patent will now expire in March 2012 with respect to products covered by the patent that are used in the same indications for which GEM 21S has been approved. The third of these patents is exclusively licensed from ZymoGenetics in the dental and orthopedic fields. This patent is a composition patent that covers the isolated form of rhPDGF included in our current orthopedic product candidates and GEM 21S, and as a result of a term extension will expire in October 2010.
     Outside of the United States, Augment, Augment Injectable and GEM 21S are protected in the EU and Canada by licensed patents that are counterparts to the ZymoGenetics U.S. patent noted above. The EU patent expires in 2010, and Canadian patent expires in 2015. Foreign counterparts to the U.S. patent that issued to us in January 2009 are currently pending in Europe (designating 31 European countries) and in 14 other countries around the world, including all major orthopedic markets. Although the U.S. patent was granted, we cannot be certain that these pending counterpart foreign patent applications will ultimately be granted, or if granted that the scope of the claims would be broad enough to provide protection for Augment, Augment Injectable, GEM 21S or our other product candidates.
     In total we now own or co-own 12 U.S. patents, about 80 foreign patents, and 48 pending U.S. and foreign patent applications. Furthermore, we have exclusively licensed 19 U.S. patents and over 50 foreign patents. The following is a summary of all our patent rights.
  Rights Owned Based on Internally Developed Technology
     We made a number of patent filings during 2008 and early 2009, which included converting international patent applications into individual national patent applications in various foreign countries, converting U.S. provisional patent applications into U.S. utility patent applications and international patent applications, and filing new U.S. provisional patent applications. As a result of these filings and the issuance of one of our pending applications, with regard to technology that we developed internally we now own one issued U.S. patent, six pending U.S. utility patent applications, eight pending U.S. provisional patent applications, four pending international utility patent applications, and 36 pending national phase foreign applications. The 54 pending patent applications seek to cover specific dosages of PDGF or specific medical applications of PDGF that we have developed. Our patent applications are pending review by the U.S. Patent and Trademark Office and by various foreign patent offices. We are unable to predict what protection will be afforded by these applications or if any protection will be ultimately granted.

  Rights Purchased from IMB, including rights Co-Owned and Exclusively Licensed From Harvard
     We own an additional 11 U.S. patents and numerous foreign counterpart patents, which were purchased from the Institute of Molecular Biology (“IMB”). Nine of the patents purchased from IMB are co-owned with Harvard. As discussed further below, Harvard has exclusively licensed its rights in these patents to us. Several of these patents cover compositions of various growth factors, including PDGF, either alone or in combination with one another. Others of these patents cover methods of using such compositions to heal wounds or to promote the growth of bone, ligaments, or nerves. Of these 11 owned U.S. patents, five remain unexpired. The next of these patents to expire will occur in September 2009, and the last of these patents will expire in June 2025. The six patents that have expired did not cover our current orthopedic product candidates or GEM 21S.
     We entered into a license agreement with Harvard that provides us with an exclusive worldwide license to the patents we co-own with Harvard, and which are directed towards the use of rhPDGF and other growth factors for the healing and restoration of bone and other tissue defects. The agreement term extends to the date of the last to expire licensed patent. Under the agreement we are obligated to make certain royalty and milestone payments to Harvard. Harvard may terminate the agreement if we fail to make such payments, maintain certain insurance requirements, or fail to pursue commercialization of the licensed technology. In addition, Harvard may terminate the agreement if we are convicted of certain criminal acts, become insolvent, or breach an obligation under the agreement and fail to cure the breach within 120 days of notice. We may terminate the agreement by giving Harvard 120 day’s written notice of our intent to do so.
  Rights Licensed From ZymoGenetics
     We have licensed 19 U.S. patents and their foreign counterparts from ZymoGenetics covering various formulations of PDGF or manufacturing processes for PDGF. Of the seven of these licensed U.S. patents that remain unexpired under their original patent terms, the first patent will expire in February 2010 and the last of these patents will expire in May 2016. An additional ZymoGenetics licensed patent remains in force as a result of a patent term extension. The term extension will expire in October 2010.
     We entered into two license agreements with ZymoGenetics that give us the exclusive rights within certain fields of use under the ZymoGenetics patents. The first agreement, entered into in March 2001, provides us with rights to develop rhPDGF in the periodontal and cranio-maxillofacial applications. Under this agreement, we acquired a license under patent rights and know-how controlled by ZymoGenetics, to develop, make, import, sell and commercialize products for the treatment of periodontal disease and bone defects of the head and face. We paid ZymoGenetics an initial license fee and agreed to meet certain due diligence milestones, including working to register one or more of the licensed products for commercial sale. In addition, we agreed to pay royalties to ZymoGenetics based on net sales of licensed products on a country-by-country basis for the term of the agreement. We also are responsible for payments based upon the achievement of certain milestones as well as a sales bonus payment if total sales by us, our affiliates and sublicensees exceed an agreed upon threshold. In addition, we are required to pay ZymoGenetics a sublicense fee as a result of the sublicense to the ZymoGenetics’ patents that we granted to Luitpold. Virtually all of our rights under this agreement have been sublicensed to Luitpold, initially in a December 2003 exclusive sublicense agreement and later in a 2008 amended and restated sublicense agreement as part of our sale of our dental business to Luitpold.
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

  Potential Intellectual Property Issues
     Some of our competitors and others manufacture and sell products containing some of the components of GEM 21S and Augment, namely rhPDGF-BB and ß-TCP. Certain intellectual property covering our use of rhPDGF-BB is owned and licensed to us by ZymoGenetics. ZymoGenetics has licensed rhPDGF-BB to other third parties for technical uses and indications that differ from ours. ß-TCP has been used in various products for over 20 years, and we are not aware of any intellectual property covering ß-TCP that our products would infringe.
     Although we believe that the patents and patent applications, including those that we license, provide a competitive advantage, the patent positions of biopharmaceutical and device companies are highly complex and uncertain. The combination product and medical device industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Furthermore, as the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. Although we have not received notice of any claims, and are not aware that our product candidates infringe other parties’ patents and proprietary rights, our product candidates and methods may be covered by U.S. patents held by our competitors. Any claim relating to infringement of patents that is asserted against us may be costly and time-consuming to defend, would divert the attention of our management and key personnel, and may require us to pay substantial damages. If a successful infringement claims is asserted against us, we may be unable to commercialize some of our product candidates unless we able to obtain a license, or may have to cease some of our business operations, which could severely harm our business. Consequently, our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors, as well as our ability to enforce our patent rights.
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
  Trademarks
     Augment™ and OsteoMimetic™ are our only trademarks. GEM 21S®, GEM 21A™, and GEM® were transferred to Luitpold in connection with our divestiture of our orofacial therapeutic business. As part of that transaction, we abandoned applications for registration of GEM OS, GEM C, and GEM LT in the United States and abroad.
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

  Augment
     Our Augment product candidates will compete with an array of synthetic bone graft materials, ranging from resorbable pure phase ß-TCP granules to calcium sulfate pre-formed pellets. In addition, more than 20 allograft base tissue and demineralized bone matrix options are available to orthopedic surgeons. If we elect to pursue spinal fusion, tibial factures or non-union fractures, we will also compete with bone morphogenic proteins, including INFUSE (Medtronic) and BMP-7 (OP-1, Stryker Corporation). INFUSE and OP-1 may be under review for additional indications which could compete with our products.
     Some of the largest orthopedic companies in the United States include Stryker, DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Zimmer Holdings, Inc., Medtronic, Synthes, Inc., Biomet, Inc., Smith & Nephew Group plc and Wright Medical Group, Inc. These companies distribute allograft and synthetic bone graft materials. In addition, some of the nation’s largest tissue processors and procurement agencies (including Osteotech, Inc., the Musculoskeletal Transplant Foundation (“MTF”) Regeneration Technologies, Inc., LifeCell Corporation and CryoLife, Inc.) and numerous tissue banks also distribute allograft tissue. Osteotech distributes its products directly and through agreements with DePuy, Smith & Nephew, MTF and the American Red Cross. MTF also processes allograft into a proprietary demineralized bone matrix, which is distributed by Synthes, while Regeneration Technologies’ allograft tissue is used in a variety of graft materials distributed by Exactech, Inc., Medtronic and Stryker.
     Biomet, DePuy and Medtronic also sell PRP systems, while Wright Medical’s Ignite system and Orthovita’s Imbibe syringe cater to surgeons who prefer to use bone marrow aspirate (“BMA”).
  Cartilage, Ligament and Tendon
     We expect our cartilage, ligament and tendon product candidates to compete against currently approved therapies, including: viscosupplementation, the ACI product, Carticel®, distributed by Genzyme Tissue Repair, and commercially available PRP and BMA systems.
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

     The FDA has determined that Augment and Augment Injectable are combination products because they consist of a combination of a device (ß-TCP) and a biologic drug (rhPDGF). For a combination product, the FDA determines what center or centers within the FDA will review the product and its indication for use, and also determines under what legal authority the product will be reviewed. For the current indications, Augment and Augment Injectable are being reviewed by the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research, under the medical device regulations. We expect that the FDA will review our other regenerative protein therapeutic-device combination product candidates in the same manner. We cannot be sure, however, that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case the governmental review requirements would vary in some respects. If a product candidate were reviewed under the drug or biologic regulations by a different FDA Center (for example, the Center for Drug Evaluation and Research), then the regulatory requirements could change and additional data may be required (for example, multiple clinical studies).
  FDA Approval or Clearance of Medical Devices
     In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:
•	Class I: general controls, such as labeling and adherence to quality system regulations;

•	Class II: general controls, pre-market notification (510(k)), and specific controls such as performance standards, patient registries, and postmarket surveillance; and

•	Class III: general controls and approval of a pre-market approval (“PMA”) application.
     Each of our product candidates are in Class II or Class III, and require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. The FDA has determined that Augment and Augment Injectable are class III devices requiring a PMA. Our product candidates containing a grafting material alone should be eligible for clearance via the 510(k) route. For example, we obtained clearance for a 510(k) application for clearance of ß-TCP grafting material as a “bone void filler.”
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
  Post-market Regulation of Medical Devices
     After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•	the QSR regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or ''off-label’’ uses and impose other restrictions on labeling; and

•	the Medical Device Reporting regulation, which requires reporting to the FDA certain adverse experiences associated with use of the product.
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
     The primary regulatory environment in Europe is that of the EU, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the EU, the European Medicines Agency (“EMEA”) and the EU Commission have determined that GEM 21S will be regulated as a medicinal product.
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
  Third-party Reimbursement
     We anticipate that sales volumes and prices of Augment and any other products we commercialize will depend in large part on the availability of reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans, and workers’

compensation plans. These third party payers may deny reimbursement for a product or therapy if they determine that the product or therapy was not medically appropriate or necessary. The third party payers also may place limitations on the types of physicians that can perform specific types of procedures. Also, third party payers are increasingly challenging the prices charged for medical products and services. Some third party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third party payers.
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
     A key component in the reimbursement decision by most private insurers and the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of an ICD-9 code, covering inpatient surgical procedures or a Current Procedural Terminology (“CPT”) code, which covers outpatient, ambulatory surgical center procedures. These codes are used in the submission of claims to insurers for reimbursement for medical services. While there are no specific ICD-9 or CPT codes for our product candidates, the target procedures such as ankle fusions and open fracture treatment do have specific procedure codes which provide a global payment for all products and services related to the surgical procedure. Consequently, we are confident that procedural coding will not be an issue. The challenge that we will face in the reimbursement arena is convincing third party payers to cover the use of our products, when reported under the existing surgical codes. We intend to provide clinical evidence and economic arguments to payers to detail how the use of our products provide equivalent clinical outcomes to autologous bone graft, but avoid the additional time, patient discomfort and potential morbidity related to the harvesting of the autologous bone graft. For certain other indications of our orthopedic product candidates (e.g., closed fractures), a new reimbursement code will likely be required, and we will seek a new code prior to commercializing such product candidates.
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
Employees
     As of February 28, 2009, we employed 88 people, of which 37 were employed in research and development, 21 in regulatory and quality assurance, seven in operations and 23 in general and administrative. One employee holds both D.M.D and D.M.Sc. degrees, one employee holds both D.D.S. and D.M.Sc. degrees, one employee holds a Danish M.Sc., and nine additional employees hold Ph.D.

degrees. None of our employees are represented by a labor union, and we believe our employee relations are good.
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
Financial Information About Geographic Areas
     For the three years ended December 31, 2008, our product sales of GEM 21S were made to Luitpold through an exclusive agreement with Luitpold, which is responsible for the worldwide marketing, sales, distribution and development of GEM 21S. Such product sales to Luitpold were made exclusively in the United States, our country of domicile. Refer to our consolidated financial statements disclosed in Item 8 within this Annual Report.
Corporate and Investor Information
     Our company was incorporated in Tennessee in April 1999 under the name BioMimetic Pharmaceuticals, Inc. In June 2001, we reincorporated in Delaware, and in July 2005, we changed our corporate name to BioMimetic Therapeutics, Inc. We make available on our website (www.biomimetics.com), free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities Exchange Commission (“SEC”).

Item 1A. RISK FACTORS
Risks Relating to Our Business
Current economic conditions could adversely affect our operations.
     According to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007. This economic downturn and the instability of markets have made the business climate more volatile and more costly. Consequently, our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe our existing cash and investments, in addition to expected milestone receipts, will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2010, a more radical economic downturn or increase in our expenses could require us to seek additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price, and could require us to delay or abandon product development plans or plans to acquire additional technology.
     There is a risk that one or more of our suppliers, clinical investigators, consultants and other partners may encounter difficulties during these challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
     The current conditions may also adversely affect our potential customers, including patients, medical professionals and their practices, hospitals and other health care providers. These conditions may also impact the overall amount spent on healthcare generally. This could result in a decrease in the demand for our products, longer sales cycles, slower adoption of our new technology and increased price competition.
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
     We are subject to the risk that:
•	the FDA or a foreign regulatory authority finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product candidates in commercial quantities at reasonable costs; and

•	the patient and physician community does not accept our product candidates.
     In addition, our product development programs may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:
•	adverse or ambiguous results;

•	undesirable side effects that delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials;

•	regulatory delays or other regulatory actions;

•	failure to satisfy one or more requirements or restrictions imposed by the FDA as a basis for approving the initiation of a clinical study;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	difficulties in obtaining the necessary regulatory support from our raw materials suppliers to enable us to obtain or maintain regulatory approval to market our product or product candidates; or

•	re-evaluation of our clinical development strategy.
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
     For example, in March 2008, the FDA issued an “Early Communication” regarding a potential safety issue related to patients who had received repeated treatments with Regranex ®, which is a product of Systagenix Wound Management, Inc. Systagenix acquired the product from Johnson & Johnson in December 2008. Regranex is composed of rhPDGF-BB in a non-sterile ointment, and had been marketed by Johnson & Johnson since 1997 for the chronic treatment of non-healing diabetic foot ulcers. Regranex is approved for up to 140 daily applications, in contrast to our product candidates which are used as a single application and for different indications and different patient populations. In June 2008, the FDA added a warning to the labeling of Regranex that stated that “An increased rate of mortality secondary to malignancy was observed in patients treated with three or more tubes of Regranex Gel in a post-marketing retrospective cohort study. Regranex Gel should only be used when the benefits can be expected to outweigh the risks. Regranex gel should be used with caution in patients with known malignancy.”
     The FDA Early Communication specifically addressed Regranex use and did not address other rhPDGF-BB containing products, including our product candidates. Following the FDA’s issuance of the Early Communication, our stock price declined, and other similar announcements may impact our stock price in the future. In April 2008, the FDA issued a letter to us confirming that our North American Augment pivotal study for the treatment of foot and ankle fusions should continue as designed and that the FDA has taken no action to change the study status, confirming that our IDE study of Augment remains approved by the FDA.

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
     We have established certain relationships with ß-TCP suppliers and are continuing to evaluate ß-TCP products and other matrices from these potential suppliers for use in orthopedic applications. There is a risk that we will not be able to secure adequate sources of rhPDGF or
ß-TCP to meet our clinical needs for our orthopedic applications.
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
     At this point in time, we do not have an alternative source of rhPDGF. If we are not able to obtain rhPDGF from Novartis, we will not be able to meet our supply obligations to Luitpold for rhPDGF after our current inventory is depleted. Based on Luitpold’s current forecasts for its rhPDGF needs and our planned clinical study programs for our product candidates and our anticipated pre-clinical studies, the rhPDGF in our inventory should meet our needs for approximately the next 15 months. Under the terms of our supply agreement, Novartis is required to support our efforts to establish our production of rhPDGF should it terminate the agreement; however, establishing a manufacturing process to replace Novartis’ will take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort. We also may not be able to manufacture any product candidates that contain rhPDGF, including our lead product candidate, Augment, after our current inventory is depleted.
We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.
     We are moving forward with plans to occupy a new manufacturing facility in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain steps of the later stages of the manufacturing process of our orthopedic and sports medicine product candidates into that facility, including final formulation, filling the vials that will be packaged in the finished kits, and assembling the kits. We anticipate that the building shell will be complete in late 2009, and the build out will begin shortly thereafter. In order to qualify the facility as a GMP manufacturing facility, the build out must be complete, the utility systems, process and testing equipment must be installed and qualified, regulatory filings must be assembled and filed, and regulatory agency inspections must be passed prior to receiving approval. We anticipate that this process will take up to 24 months, and we expect the facility will be approved for commercial operations in 2011.
     Currently we are utilizing at least four contract facilities to complete the manufacturing, packaging and final product testing for our Augment clinical study kits, and we are using at least three contract facilities to complete the manufacturing, packaging and final product testing for our Augment Injectable clinical study kits. If there were a disruption to the new manufacturing facility or those of our contract manufacturers, we would have no other means of manufacturing our product candidates until we were able to restore the manufacturing capability at the new facility or develop alternative manufacturing facilities. If we were unable to produce sufficient quantities of our product candidates for use in our current and planned clinical trials, or if our manufacturing process yields substandard products, our development and commercialization efforts could be delayed.
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
     We do not have a dedicated sales force and have limited experience in the sales, marketing and distribution of regenerative protein therapeutic-device combination products or drug products. In order to commercialize our product candidates, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.
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
     The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may develop and commercialize medical devices, regenerative protein therapeutic-device combination products, biologic products or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other technologies for treating orthopedic injuries and disease, which could make our product candidates obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.
If our product and product candidates do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenue, if any.
     Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our approved products and the reimbursement policies of government and third party payers. Physicians may not prescribe our approved products for a variety of reasons and patients may determine for any reason that our product is not useful to them. If any of our approved products fail to achieve market acceptance, our ability to generate revenue will be limited.
The loss of our key management and scientific personnel may hinder our ability to execute our business plan.
     As a small company with 88 employees as of February 28, 2009, our success depends on the continuing contributions of our management team and scientific personnel and on maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We depend on the services of our key scientific employees and the principal members of our management staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical and biotechnology companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.
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
     We currently manufacture investigational regenerative protein therapeutic-device combination product candidates that are implanted in patients during surgery or injected into patients at the treatment site. In addition, we are developing additional similar products for additional surgical indications. As a result, we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under past agreements with our former distributor for GEM 21S and agreements with certain suppliers, we indemnify these parties from certain product liability claims. Any product liability claim brought against us and/or a part that we have indemnified, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.
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
     We rely on our intellectual property, as well as the intellectual property of ZymoGenetics and the intellectual property we co-own with Harvard to provide freedom to operate and to exclude others from developing rhPDGF for the treatment of general bone defects and bone defects associated with advanced periodontal disease, fractures and other indications. We currently own or exclusively license three unexpired U.S. patents covering certain unique aspects of our product candidates. Other patents that covered our product candidates have expired. We do not believe, however that such patent expirations have significantly affected our intellectual property position.
     Our license agreements with Harvard and ZymoGenetics provide exclusivity to certain designated patents. The exclusivity under our ZymoGenetics licenses is limited to the periodontal, orthopedic and sports medicine fields. However, if any patent or other rights which we own or exclusively license from ZymoGenetics or Harvard is challenged, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that the activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third-party rights, would be costly and time consuming, and may distract management from other important tasks.
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
     Our product candidates require FDA authorization by means of an approval or clearance prior to marketing. Some of our product candidates, including Augment and Augment Injectable, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. For the current indications, Augment is being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. Augment requires an approved PMA before it can be marketed. The process of obtaining FDA approval of a PMA is lengthy, expensive, and uncertain, and we cannot be sure that our regenerative protein therapeutic-device combination product candidates regulated by the FDA as medical devices, or any other product candidates, will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition may be adversely affected. We cannot be sure that the FDA will not select a different center and/or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA.
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
     In November 2005, we received approval from the FDA to commence a feasibility trial with Augment for the treatment of foot and ankle fusions and we completed patient enrollment of 20 patients in July 2006. In May 2007, we received approval from the FDA to initiate patient enrollment in a pivotal clinical trial of Augment for the treatment of foot and ankle fusions. Under this approval, in December 2008, we completed enrollment of 436 patients in the study at 37 sites.
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
     In Canada, the manufacture, distribution and use of medical devices, drugs and equipment is regulated by a variety of industry-specific statutes and regulations. Medical products sold in Canada are regulated by the Canadian Food and Drugs Act. Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada, we will need to present data from clinical trials to obtain approval for our other product candidates. We ultimately may not obtain the approvals necessary to market our product candidates in Canada.
     Under EU regulatory systems, our lead product candidate will be reviewed as a medicinal product. Marketing authorization for medicinal products can be submitted under the centralized European Agency for the Evaluation of Medicinal Products (“EMEA”) or the decentralized mutual recognition process. The centralized procedure is mandatory for biotechnology derived products. If a product is approved under the centralized procedure, it receives a single marketing authorization that is valid in all EU member states. The decentralized process provides for mutual recognition of national approved decisions which allows the holder of an approval from one EU member state to submit an application in other member states requesting that they recognize the approval already granted.
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
     All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state laws. We believe our operations are in compliance with the Federal Anti-Kickback Statute and similar state laws. However, we cannot be certain that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state laws, it could have a material adverse effect on our business and results of operations.

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
Product quality or performance issues may be discovered through ongoing regulation by the FDA and by comparable international agencies, as well as through our internal standard quality process.
     The medical device industry is subject to substantial regulation by the FDA and by comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, we are subject to ongoing regulation as a device manufacturer. Governmental regulations cover many aspects of our operations, including quality systems, marketing and device reporting. As a result, we continually collect and analyze information about product quality and product performance through field observations, customer feedback and other quality metrics.
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
     We have invested and continue to invest a significant portion of our time and resources in developing and testing our product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next few years as we continue to incur significant expenses for clinical trials. As of December 31, 2008, we had an accumulated deficit of $72.4 million. We have ongoing pivotal clinical studies for the use of Augment for the treatment of foot and ankle fusions in the United States, Canada and the EU.

     In January 2008, we sold to Luitpold our remaining orofacial therapeutic business, whereas Luitpold was granted the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. This transaction has enabled us to focus our expertise and our future development efforts on our orthopedic, spine and sports medicine product candidates. This transaction leaves us without an FDA approved product currently in commercialization.
     Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue and we may never achieve or maintain profitability.
Our ability to use our net operating loss carryforwards could be limited.
     Our ability to use our net operating loss carryforwards could be limited. At December 31, 2008, we had federal net operating loss carryforwards totaling $42.2 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with any future offering, we may realize a “more than fifty percent change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss for federal income tax purposes.
Liquidation of our investments could be delayed.
     As of December 31, 2008, we had investments in student loan backed auction rate securities (“ARS”) with a combined par value of $60.0 million. Fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market. There is a risk that the assumptions used in the model and our consideration of other information could be wrong.
     We have recorded a total fair value of $46.6 million for the ARS investments as of December 31, 2008, of which $40.5 million consist of bonds with a credit rating of AAA and $6.1 million consist of bonds with a credit rating of AA or A2. Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, an other-than-temporary impairment in fair value of our ARS investments has resulted and an impairment loss of $13.4 million has been recorded on our consolidated statement of operations at December 31, 2008.
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
     In October 2008, we executed a Time Promissory Note (“Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”) enabling us to borrow up to $39.1 million, and we have now drawn down $39.1 million under the credit facility. The Note is secured by certain ARS investments that we own having a total par value of $55.9 million. Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. Because of the variable interest rates on the collateral ARS investments, the interest payments that we earn on the collateral ARS investments may be insufficient to cover the interest payments due on outstanding loans under the Note, which may result in significant costs to us. If we fail to make the required interest payments or otherwise default on certain obligations under the Note, all outstanding principal borrowed under the Note may become immediately due and payable. Upon such default, Deutsche Bank is permitted to sell the collateral ARS investments, and may do so at a price that is significantly less than their par value. As a result, the proceeds from the sale of the collateral ARS investments may be insufficient to cover our outstanding loan balance, and Deutsche Bank may pursue other assets that we own to recover any remaining balance under the Note, which may have a material adverse effect on the Company.
Change in control restrictions under our Deutsche Bank Note could hinder efforts to acquire a controlling interest in us or affect the share price at which a potential acquirer would be willing to pay.
     Under the terms of the Deutsche Bank Note, we are not permitted to take any action that could result in a change in control without first either paying off all outstanding principal and interest under the Note or obtaining Deutsche Bank’s consent to such action, which consent shall not be unreasonably withheld, conditioned or delayed. If Deutsche Bank refuses to consent to a merger or acquisition, then we or the potential acquirer would be required to pay off all outstanding principal and interest owed under the Note, which could hinder efforts to acquire a controlling interest in us, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, if a potential acquirer is required to pay off all outstanding loans owed under the Note in order to consummate a transaction, it could impact the share price or any premium that such an acquirer would be willing to pay.
We may need to raise additional capital in the future. If we are unable to successfully raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operation of our business.
     We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock and the licensing and sale of our orofacial therapeutic business. We believe our existing cash and investments, including the net proceeds of our February 2007 secondary public offering, the January 2008 sale of our orofacial therapeutic business to Luitpold, and funds borrowed in October 2008 from our Deutsche Bank credit facility, as well as time-based milestone payments expected to be received in 2009, will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2010. We may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us in considering strategic transactions, dividends or liquidation preferences, debt service and/or revenue sharing arrangements. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations.
     A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings.
     Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:
•	unforeseen developments during our pre-clinical activities and clinical trials;

•	delays in the timing of receipt of required regulatory approvals;

•	unanticipated expenditures in research and development or manufacturing activities;

•	delayed market acceptance of our approved product;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our product candidates;

•	additional inventory builds to adequately support the launch of new products;

•	unforeseen changes in healthcare reimbursement for procedures using our approved product;

•	inability to train a sufficient number of surgeons to create demand for our approved product;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our approved product;

•	enactment of new legislation or administrative regulations;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	the failure to comply with regulatory guidelines;

•	unforeseen cost overruns associated with completion of our new manufacturing facility; and

•	the uncertainty in industry demand and patient wellness behavior as businesses and individuals suffer from the current economic downturn.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal controls over financial reporting. This report, which is included in our annual report for our fiscal year ended December 31, 2008, contains an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our annual report for fiscal year ended 2008 contains a statement that our independent auditors have issued an attestation report on the effectiveness of internal controls over financial reporting.
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
     Prior to our initial public offering (“IPO”) in May 2006, there was no public market for our common stock. An active and liquid trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Moreover, we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our common stock.
     The trading prices of the securities of medical technology and biotechnology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors that could affect the trading price of our common stock include, among other things:
•	whether we receive FDA approval to market any of our product candidates in the United States or similar regulatory approval in foreign jurisdictions;

•	whether we successfully commercialize any approved product in the future;

•	developments relating to patents, proprietary rights and potential infringement;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	reimbursement policies of various governmental and third party payers;

•	public concern over the safety and efficacy of GEM 21S or any of our product candidates;

•	changes in estimates of our revenue and operating results;

•	variances in our revenue or operating results from forecasts or projections;

•	recommendations of securities analysts regarding investment in our stock;

•	our ability to maintain and/or raise sufficient capital to fund our operations until we are able to commercialize a product candidate and become profitable; and

•	market conditions in our industry and the current economic downturn as a whole.
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
     The market price of our common stock could drop significantly if our existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. All of the shares sold in our IPO and in our February 2007 secondary offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. We expect that we also will be required to register any securities sold in future private financings. In addition, all of our common stock issued prior to our IPO is freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. Furthermore, as of November 23, 2006, holders of approximately 9,330,495 shares of common stock had piggyback registration rights with respect to their shares in connection with future offerings. Those registration rights expire upon the earlier of (i) the transfer of those shares by the holder of the rights, (ii) if the holder is not an affiliate of our Company, when such holder’s ownership in our Company falls below one percent of the outstanding stock of our Company or (iii) the fifth anniversary of our IPO which will occur in May 2011. Sales by stockholders of substantial amounts of our shares, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

     At December 31, 2008, there were options issued and outstanding to purchase 2,117,392 shares of our common stock with a weighted average exercise price of $9.41. Also at December 31, 2008, there were 1,166,258 options remaining available for future for issuance of options under our stock option plans.
Our executive officers, directors and their affiliates maintain the ability to substantially influence all matters submitted to stockholders for approval.
     As of December 31, 2008, our executive officers, directors and their affiliates beneficially own shares representing approximately 15.2% of our capital stock. Accordingly, our current executive officers, directors and their affiliates have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. This concentration of ownership may delay or prevent a change of control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.
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
     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company. For example, in January 2007, Novo A/S (“Novo”) made a purchase of shares of our company’s common stock, which placed Novo over the 15% ownership threshold set forth in Section 203. Since this transaction was not pre-approved by our board of directors, we cannot engage in a business combination with Novo prior to January 2010 without first obtaining approval by two-thirds of the disinterested stockholders.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     Our operations are headquartered in a leased facility in Franklin, Tennessee, consisting of approximately 32,000 square feet under a lease that expires on December 31, 2016, with an option to extend the lease.
     In 2007, we entered into a new lease agreement for approximately 30,000 square feet of space in a new manufacturing facility to be built in the same complex as our headquarters in Franklin, Tennessee. The initial term of this new lease continues 10 years from the commencement date, which is expected to be approximately December 2016, with an option to extend the lease. We are moving forward with plans to occupy the new manufacturing facility. We intend to move certain steps of the later stages of the manufacturing process of our orthopedic and sports medicine product candidates into that facility, including final formulation, filling the vials that will be packaged in the finished kits, and assembling the kits. We anticipate that the building shell will be complete in late 2009, and the build out will begin shortly thereafter. In order to qualify the facility as a GMP manufacturing facility, the build out must be complete, the utility systems, process and testing equipment must be installed and qualified, regulatory filings must be assembled and filed, and regulatory agency inspections must be passed prior to receiving approval. We anticipate that this process will take up to 24 months, and we expect the facility will be approved for commercial operations in 2011.
Item 3. LEGAL PROCEEDINGS
     In February 2009, we filed an arbitration claim with the Financial Industry Regulatory Authority (“FINRA”) against Deutsche Bank Securities, Inc. (“DBSI”) asserting various claims relating to investments in auction rate securities made on our behalf including, among others, claims for violation of federal and state securities laws, breach of contract, fraud, and breach of fiduciary and other duties.  DBSI has not yet responded to the filing, but their answer to the claim is scheduled to be filed by April 15, 2009.  The date for the arbitration hearing has not been set and arbitrators have yet to be selected.  We believe the arbitration hearing will be held in Nashville, Tennessee during 2009.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on The NASDAQ Global Market on May 15, 2006 under the symbol “BMTI.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the NASDAQ Global Market, since our common stock commenced public trading:

	Price Range
	High	Low
2008
First Quarter	$18.18	$6.35
Second Quarter	$12.98	$7.71
Third Quarter	$14.09	$8.50
Fourth Quarter	$11.38	$4.69

	Price Range
	High	Low
2007
First Quarter	$18.70	$11.76
Second Quarter	$19.51	$15.51
Third Quarter	$17.04	$12.13
Fourth Quarter	$18.78	$9.70
Stockholders
     As of March 6, 2009, there were 30 registered holders of record of shares of our common stock.
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
Sales of Unregistered Securities
     None.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information about the securities issuable under our 2001 Long-Term Stock Incentive Plan and 2005 Employee Stock Purchase Plan at December 31, 2008. We have no equity compensation plans that were not approved by our security holders.

	Number of		Number of securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a)) (c)
2001 Long-Term Stock Incentive Plan	2,117,392	$9.41	1,166,258
2005 Employee Stock Purchase Plan	N/A	N/A	158,546

Total	2,117,392	—	1,324,804

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
     Under the option plan, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance, which reflects an addition of 900,000 shares to the authorized aggregate pool after ratification by the Company’s stockholders in June 2008. As of December 31, 2008, a total of 2,117,392 options for shares of common stock were issued and outstanding and a total of 736,073 shares of common stock have been issued upon option exercise. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. A total of 1,166,258 shares of common stock remained available for future issuance pursuant to the option plan as of December 31, 2008.
     During 2005, our board of directors approved the adoption of the 2005 Employee Stock Purchase Plan (the “purchase plan”). The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees, subject to adjustment. The purchase plan provides for offer periods of approximately three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions, not more than 15% of their eligible base compensation, at a price equivalent to 85% of the fair market value of a share of our common stock on the first trading day or the exercise date of the current offering period, whichever is lower. Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of December 31, 2008, there were 158,546 shares remaining available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), we recognized $33,380, $23,742 and $23,248 of stock-based compensation expense for the purchase plan during the years ended December 31, 2008, 2007 and 2006, respectively.
Initial Public Offering, Secondary Public Offering and Use of Proceeds from Sales of Registered Securities
     In May 2006, we sold 4,600,000 shares of our common stock in an IPO at a price to the public of $8.00 per share. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 690,000 shares of our common stock from us, which was not exercised. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-131718), which was declared effective by the SEC on May 12, 2006. After deducting the underwriting discounts and commissions of $2.6 million and other offering expenses of approximately $2.7 million payable by us in connection with the offering, our net proceeds from the offering were approximately $31.6 million. We have deposited the net proceeds of the offering in a highly rated financial institution in the United States, as well as investments in student loan back auction rate securities with credit ratings of AAA, AA and A2. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus, dated May 12, 2006, filed with the SEC pursuant to Rule 424(b).
     In February 2007, we completed a secondary public offering of 3,253,350 shares of our common stock, which included 424,350 shares sold upon full exercise of the underwriters’ over-allotment option. Of the shares of common stock being offered, we sold 2,517,111 shares and the remaining 736,239 shares of common stock were sold by certain selling stockholders. All of the shares were sold at a price of $17.15 per share. After deducting the underwriting discounts and commissions of $3.6 million ($2.8 million paid by us and $0.8 million paid by the selling stockholders) and other offering expenses of approximately $0.6 million paid by us in connection with the offering, the net proceeds from the offering were approximately $39.7 million to us and $11.8 million to the selling stockholders. We did not receive any proceeds from the sale of stock by the selling stockholders. We have deposited the net proceeds of the offering in highly rated financial institutions in the United States, as well as investments in student loan backed auction rate securities with credit ratings of AAA, AA and A2.
     As of December 31, 2008, of the net proceeds received from the May 2006 IPO and the February 2007 secondary public offerings, we had used $32.9 million primarily on salaries, clinical trials, research and development activities and general corporate operations. Such activities have also been funded from existing cash balances and the revenues collected. During the year ended December 31, 2008, our research and development expenses comprised 62% of our operating expenses.
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
     Our Company has not declared or paid any cash dividends on our capital stock, and has not repurchased any shares of our capital stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 31 MONTH CUMULATIVE TOTAL RETURN *
Among BioMimetic Therapeutics, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 5/15/06 in stock or 4/30/06 in index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.
     The selected consolidated balance sheet data as of December 31, 2008 and 2007 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 and the selected consolidated statement of operations data for the each of the two years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are not included in this Annual Report.

	Years Ended December 31,
	2008(3)	2007	2006(2)	2005	2004
	(In thousands, except share and per share information)
Revenues(1):
Product sales	$—	$5,040	$2,592	$60	$—
Royalty income	2,144	1,213	569	31	—
Sublicense fee income	974	741	710	84	—
Collaborative research and development	—	—	224	4,335	5,601
Rental and other income	30	36	39	7	—

Total revenues	3,148	7,030	4,134	4,517	5,601

Costs and expenses (1):
Cost of sales	—	3,939	2,212	70	—
Research and development	24,561	19,218	11,676	12,587	3,935
General and administrative	11,253	8,829	6,516	3,402	2,434
Depreciation and capital lease amortization	1,423	1,130	842	399	74
Patent license fee amortization	2,663	2,234	2,116	652	397

Total costs and expenses	39,900	35,350	23,362	17,110	6,840

Loss from operations	(36,752)	(28,320)	(19,228)	(12,593)	(1,239)
Interest income, net	247	1,710	2,165	921	196
Investment (loss) income, net	(10,797)	1,952	—	—	—
Gain (loss) on disposal of equipment	5	2	(1)	(4)	—
Gain on disposal of orofacial therapeutic business	39,292	—	—	—	—
Income tax benefit (expense)	—	74	—	—	—
Preferred stock accretion	—	—	(132)	(366)	(111)

Net loss attributable to common stockholders	$(8,005)	$(24,582)	$(17,196)	$(12,042)	$(1,154)

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(1.37)	$(1.62)	$(7.59)	$(0.73)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	18,529,068	17,951,147	10,589,969	1,587,219	1,579,155

Cash dividends declared	$—	$—	$—	$—	$—

	As of December 31,
	2008(3)	2007	2006(2)	2005	2004
	(In thousands)
Balance Sheet Information:

Cash and cash equivalents	$17,535	$25,483	$47,065	$33,428	$29,685
Investments — short term	33,218	—	—	—	—
Investments — long term	46,624	41,800	—	—	—
Total assets	125,120	89,618	65,395	52,642	34,305
Long-term capital lease obligations	35	53	49	—	—
Note payable	39,100	—	—	—	—
Total liabilities	66,066	27,166	20,394	23,281	5,226
Redeemable, convertible preferred stock	—	—	—	50,746	38,707
Accumulated deficit	(72,363)	(64,358)	(39,776)	(22,580)	(10,538)
Total stockholders’ equity	59,054	62,452	45,001	(21,385)	(9,628)

(1)	Prior to January 1, 2006, we primarily had been engaged in researching and developing our principal product, we were a development stage enterprise and we were recognizing collaborative research and development revenue pursuant to our research, development and marketing agreement with Luitpold. Effective January 1, 2006, we no longer consider ourselves to be a development stage enterprise because we believe that we have achieved our planned principal operations and have generated revenue from product sales.

(2)	Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). In accordance with the provisions of SFAS No. 123(R), we elected to adopt the standard using the modified prospective method of transition.

(3)	Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We develop and commercialize innovative products to help stimulate the body’s natural tissue regenerative process. We believe our protein therapeutic-device combination product candidates have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage. Our platform regenerative technology, which incorporates a potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians advanced biological solutions to actively stimulate tissue healing and regeneration.
     We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals and commercialization of our first product, GEM 21S ® Growth-factor Enhanced Matrix. With the divestiture of GEM 21S in January 2008, we are now focused on developing this technology to stimulate tissue healing in orthopedic, and potentially spine and sports injury, applications. Our current product candidates use the same key stimulator as GEM 21S, and are designed to target a broad range of clinical indications in bone, cartilage, ligament and tendon repair.
     We currently have seven orthopedic clinical studies that are completed or are under way which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates in the pipeline, including our lead orthopedic product candidate Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, in treating bone defects and injuries. In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring cartilage, ligament and tendon repair.
     We have reported the results of a number of these studies, and those studies suggest that our platform technology will be effective in our target applications. If successful, we expect these clinical studies should lead to regulatory approval of our regenerative product candidates in the United States, Canada and Europe. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and less invasive treatment options in orthopedics, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.
     However, according to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007. This economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our auction rate securities (“ARS”) investments. Since the collapse of the ARS market in February 2008, we have been unable to liquidate the $60.0 million par value in ARS investments that we hold as of December 31, 2008.
     Furthermore, our general business strategy may be further adversely affected if the current economic conditions deteriorate further, or do not improve. For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products. However, since our anticipated product launch for our lead product candidate remains over a year away, the impact of the current recession on commercial markets for that product remains uncertain.
     We have responded to the current economic crisis by investing our cash and cash equivalents and our short-term investments conservatively, securing a short-term credit facility to provide some liquidity for our ARS investments, and initiating cost reduction measures such as scaling back growth in staff to conserve cash and manage expenses. In addition, to the extent possible given contractual commitments, in order to postpone major expenses we have postponed certain major equipment purchases, delivery and validation efforts for manufacturing equipment intended for a new manufacturing facility that is being built in the same complex as our headquarters in Franklin, Tennessee. We have leased a portion of this new facility and we intend to move certain of our manufacturing operations to it once completed. Also, we have filed an arbitration claim against Deutsche Bank Securities, Inc. (“DBSI”) seeking to force them to repurchase the illiquid ARS investments that they purchased on our behalf in managing our discretionary cash management account.

Recent Developments
Clinical Trial Updates — Augment™ Bone Graft
     North American Augment Pivotal Study — Foot and Ankle Fusions — On December 31, 2008, enrollment in the North American Augment pivotal clinical trial was closed with a total of 436 patients enrolled. This clinical trial seeks to evaluate the safety and effectiveness of Augment to stimulate bone healing in foot and ankle fusions, and is a randomized, controlled, non-inferiority study comparing Augment to autograft, the current gold standard for bone grafting in this type of surgery. The trial was designed to enroll 396 patients; however, enrollment continued through December 31, 2008 to accommodate those additional patients who had already consented into the study and scheduled for surgery.
     We plan to file a modular pre-market approval (“PMA”) application for Augment beginning in the spring of 2009. A modular submission breaks the PMA document into three sections or “modules” filed at different times that together become a complete application. The modular approach allows the applicant to potentially resolve any concerns noted by FDA earlier in the review process than would occur with a traditional PMA application, and may ultimately shorten the review and approval timeline. The pre-clinical section of the modular PMA is expected to be submitted in March 2009. The quality and manufacturing section is on schedule to be filed in the spring of 2009 allowing time for the FDA to review this data in advance of the clinical data. We expect to file the clinical data with the FDA in the fourth quarter of 2009 as the last element of our modular PMA application.
     EU Augment Trial — Foot and Ankle Fusions — In November 2008, we completed enrollment in the EU clinical study with Augment for the treatment of foot and ankle fusions with a total enrollment of 108 patients. This study is an open label trial and was designed to enroll up to 125 patients. The assumption when designing the study was that among a population of foot and ankle fusion patients, we would likely enroll 75 (60%) hindfoot/ankle fusion patients (the North American indication) and 50 (40%) midfoot fusion patients. However, when we reached 108 patients, we had exceeded the hindfoot/ankle target of 75 patients, and decided to cease enrollment. All other aspects of the original study protocol will continue unchanged. We expect that the data from the study will be released in the first quarter of 2010 and will support EU and other worldwide filings on Augment.
Clinical Trial Updates — Augment™ Injectable Bone Graft
     Canadian Augment Injectable Pilot Trial — Foot and Ankle Fusions — This trial is a Canadian study investigating the use of Augment™ Injectable Bone Graft (“Augment Injectable”) in patients being treated for foot and ankle fusions. The trial is an open-label study with seven of the 10 patients considered to be high risk for poor healing as a result of co-morbidities. The results of the study demonstrated that all 10 patients achieved complete clinical success by six months after surgery. In addition, analysis of CT scans at three to four months after surgery showed that 90 percent of the patients had achieved radiographic fusion. Consistent with our previous studies, there were no Serious Adverse Events (“SAE”) related to the device.
     EU Augment Injectable Pilot Trial — Distal Radius Fractures — This trial is a Swedish study investigating the use of Augment Injectable in patients being treated for fractures of the distal radius (wrist). A total of 21 patients have been enrolled in the study, consisting of 11 patients treated with Augment Injectable combined with external fixation and 10 patients treated with external fixation alone. Enrollment in the study was completed in December 2007. The results of data analysis shows patients treated with Augment Injectable demonstrated earlier bone formation at three and six weeks as measured by CT scans. The six month evaluation of “complete bone fill,” defined as more than 75 percent fill of the fracture gap, was 100 percent for Augment Injectable patients, as compared to 82 percent for the patients treated with external fixation alone. The product candidate was demonstrated to be safe, with no reported adverse events related to the study devices.

Regulatory Filings
     Augment Canadian Filing — In the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada for Augment Bone Graft. The DLA submission is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions. We received some initial questions on the filing that we responded to in September 2008. We have now received a letter from Health Canada setting forth what we believe are the remaining open questions on the DLA. We believe that we can address these questions, and we anticipate a final decision on the DLA around the middle of 2009.
     GEM 21S European Union Filing — We previously announced that the Marketing Authorization Application (“MAA”) for GEM 21S was validated and was under review by the European Medicines Agency (“EMEA”). We have received a preliminary report from the EMEA wherein they raise a number of issues that we must address before the MAA will be approved. In the report, the EMEA questions the sufficiency of the data that we submitted to establish efficacy of GEM 21S, and in particular questions the sufficiency of our six month 180 patient pivotal study to prove efficacy of a medicinal product. In addition, the EMEA raised questions regarding the specifications for the PDGF drug substance. Approval of the MAA submission is required for distribution and commercialization of GEM 21S as a medicinal combination product in the European Union (“EU”). We expect to receive the final report on the MAA submission by the middle of 2009. The approval of GEM 21S in the EU will trigger a $10.0 million milestone payment to us from Luitpold Pharmaceuticals, Inc. (“Luitpold”), a U.S. subsidiary of Daiichi Sankyo Co., Ltd, who owns and markets GEM 21S through its Osteohealth Company. Based on the issues raised in the EMEA’s preliminary report, the timing of our receipt of the $10.0 million milestone payment is uncertain, and therefore our financial guidance for 2009 excludes this payment.
Patent Updates
     In November 2008, we announced the United States Patent Office has allowed the Company’s U.S. patent application No. 11/159,533 titled “Platelet-Derived Growth Factor Compositions and Methods of Use Thereof.” The allowed claims within this patent application cover compositions of platelet derived growth factor (“PDGF”) combined with matrix materials having defined characteristics, which cover our regenerative protein therapeutic-device combination products candidates Augment and Augment Injectable. During the time in which the patent is in force, it will prohibit the marketing by potential competitors of similar or generic versions of Augment, Augment Injectable, GEM 21S and potentially other products we have in development.
     The new patent was originally to remain in force until 2024; however, in January 2009, we also announced that the United States Patent Office issued patent number 7,473,678, which granted a term extension that will provide us with protection for our Augment product line, as well as certain other PDGF product formulations, until at least June 2025.
Financial Overview
     Since inception in 1999, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (“IPO”) in May 2006 and our secondary public offering in February 2007), from the licensing and sale of our orofacial therapeutic business in January 2008, from a credit facility with Deutsche Bank AG (“Deutsche Bank”) and from research and development agreements, grants and product sales. The proceeds of these activities are reflected in the balance of cash and investments totaling $97.4 million as of December 31, 2008, which includes $46.6 million in long-term marketable securities. These long-term marketable securities consist of student loan backed auction rate securities (“ARS”) that are classified as available-for-sale and recorded at fair value and have a credit rating of AAA or A2.
     There is currently no viable market for these ARS investments, and we cannot be sure if the market will reform or if our ARS investments will be liquidated in a timely manner. Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, an other-than-temporary impairment in fair value of our ARS investments has resulted and an impairment loss of $13.4 million is recorded on our consolidated statements of operations as of December 31, 2008.
     To address the liquidity issues associated with these ARS investments in the short-term, in October 2008 we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral. As of December 31, 2008, we have borrowed $39.1 million, and as such these funds are reflected in the balance of cash and investments, as well as the related note payable liability, on our consolidated balance sheets.
     We continue to incur research and development expenses due to the substantial expansion of our internal research capabilities and due to the numbers of patients we have enrolled and expect to enroll in the clinical trials of Augment and our other product candidates. We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies of Augment in the United States, Canada and the EU, as well as continuing expenses associated with regulatory filings, including the EU regulatory filing for GEM 21S .
     The following table summarizes our research and development expenses for the five years ended December 31, 2008. Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development of Augment, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.

	Years Ended December 31,
Research & Development Costs	2008	2007	2006	2005	2004
Direct external:
Periodontal	$1,061,533	$1,789,290	$1,434,571	$7,763,299	$1,912,660
Orthopedic	10,638,241	7,143,764	5,180,996	2,106,451	1,062,691
Sports medicine	491,825	716,125	325,170	40,650	—

	12,191,599	9,649,179	6,940,737	9,910,400	2,975,351

Internal:
Periodontal	590,330	2,400,252	2,049,165	1,528,570	567,225
Orthopedic	9,999,420	5,878,196	2,438,251	1,141,659	392,420
Sports medicine	1,779,626	1,290,751	247,729	6,296	—

	12,369,376	9,569,199	4,735,145	2,676,525	959,645

Total	$24,560,975	$19,218,378	$11,675,882	$12,586,925	$3,934,996

     We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.
     Since inception, we have incurred losses from operations each year. As of December 31, 2008, we had an accumulated deficit of $72.4 million, which includes a $13.4 million impairment loss on auction rate securities and a $39.3 million net gain on the January 2008 sale of our orofacial therapeutic business. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses, excluding the impairment loss on marketable securities and the gain on sale of our orofacial therapeutic business, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products. Also, given the sale of our remaining orofacial therapeutic business, we do not have an FDA approved product in commercialization.
     Even with the cost reduction measures discussed in “— Overview,” the successful development of Augment or any of our other product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the establishment of marketing, sales and distribution;

•	the cost and timing associated with licensing, business relationships and similar arrangements;

•	the cost and timing of establishing clinical and commercial supplies of Augment and our other product candidates;

•	the timing and results of our pre-clinical research programs; and

•	the effects of competing technologies and market developments; and

•	the industry demand and patient wellness behavior as businesses and individuals suffer from the current economic downturn.
     Any failure to complete the development of Augment or any of our other product candidates in a timely manner, or any failure to successfully market and commercialize Augment or any of our other product candidates, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under “Item 1A — Risk Factors.”
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.
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
Revenue Recognition
     We follow the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”), and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”). Product sales revenue is recognized upon delivery of the product to the customer. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments received for sublicense fees are deferred and recognized as revenue on a straight-line basis over the remaining term of the sublicense. Revenues received for ongoing research and development activities under collaborative agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income when we receive the sales information from Luitpold. Any amounts received in advance of performance are recorded as deferred revenue until earned.
     Revenue related to grant awards is deferred and recognized as related research and development performance occurs.

Research and Development Costs
     We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with SFAS No. 2, Accounting for Research and Development Costs, and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to Augment and our other product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturer start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. We adopted Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-03”), on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2008.
Inventory Valuation
     We value our inventory at the lower of our actual cost or the current estimated market value. We regularly review existing inventory quantities, expiration dates of existing inventory, and inventory purchase commitments with suppliers to evaluate a provision for excess, expired, obsolete and scrapped inventory based primarily on our historical usage and anticipated future usage. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
     Inventory is carried at the lower of cost (first-in, first-out) or net realizable value and consists primarily of the purchase of raw materials, shipping costs associated with the transportation of raw materials to the contract manufacturer, fees paid to contract manufacturers in connection with the production of filled periodontal cups and syringes, kit packing fees, and quality control testing fees, less reserves for obsolescence, shrinkage, expired inventory and potential scrapping of product batches that may not be released for sale.
Valuation of Purchase Commitments
     We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our consolidated financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins. As of December 31, 2008, no reserves have been recorded associated with these future purchase commitments.
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
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation costs recognized in the years ended December 31, 2008, 2007 and 2006 include the costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the year ended December 31, 2008: risk-free interest rate of 2.85%, expected dividend yield of 0%, volatility factor of the expected market price of our common stock of 79%, forfeiture rate of 6.2% and weighted average expected life of the option of 8.0 years. Since the trading market for our common stock has a limited history, the expected volatility rates are based on historical data from three companies similar in size and value to our Company. The expected terms of options granted represent the period of time that options granted are estimated to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.
     The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
     Our net loss for the years ended December 31, 2008, 2007 and 2006 includes compensation costs of $3.4 million, $1.7 million and $0.8 million, respectively, related to our stock-based compensation arrangements. No income tax benefit related to our stock-based compensation arrangement is included in our net losses.
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
     As a result of adopting FIN 48, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on our financial condition or results of operations as of and for the years ended December 31, 2008, 2007 and 2006.
Investments
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
     We have short-term investments consisting of U.S. government sponsored enterprise (“GSE”) securities and a U.S. Treasury Note that are classified as available for sale, which total $33.2 million as of December 31, 2008. The GSE securities have maturity dates from March 2009 through November 2009. The U.S. Treasury Note has a maturity of April 30, 2009.
     We have long-term investments in student loan backed auction rate securities (“ARS”) that are classified as available-for-sale and recorded at fair value, which total $46.6 million as of December 31, 2008. A total of $40.5 million of our ARS investments are bonds with a credit rating of AAA and $6.1 million are bonds with a credit rating of AA or A2. Generally, the ARS investments held by us are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.
     Our ARS investments include interest rates which reset regularly at pre-determined intervals, typically 28 days, through an auction process. However, auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation. The valuation model considers factors reflecting assumptions that market participants would use in pricing, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.
     The ARS investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported in the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment (loss) income, net in the accompanying consolidated statements of operations. The cost of ARS investments sold is based on the specific identification method. Interest and dividends on ARS investments are included in investment (loss) income, net in the accompanying consolidated statements of operations.
     The ARS investments are classified as long-term because we do not anticipate liquidating them over the next twelve months. See additional discussion regarding the liquidity of the ARS investments in “— Liquidity and Capital Resources.”
     Our consolidated statement of operations for the year ended December 31, 2008 reflects a loss on our investment portfolio (including realized gains and losses) of $10.8 million, which includes an other-than-temporary impairment loss of $13.4 million on ARS investments classified as available-for-sale. At December 31, 2008, we had accrued interest receivable of $0.3 million related to our ARS investments.
Results of Operations
Years Ended December 31, 2008 and 2007
•	Net loss for the year ended December 31, 2008 was $8.0 million, or $0.43 per diluted share, compared to net loss of $24.6 million, or $1.37 per diluted share, for the year ended December 31, 2007. We anticipate that our operating losses, which are only partially offset by revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Disposal of Orofacial Therapeutic Business
•	In January 2008, we sold our orofacial therapeutic business (GEM 21S) to Luitpold. As a result, we recorded a $39.3 million net gain on the transaction. As of December 31, 2008, we have received $30.0 million in cash from the sale transaction and $3.4 million in cash from the sale of existing inventory.

•	Under the terms of the sale agreement, we expect to receive an additional $10.0 million time-based payment due in cash by the end of 2009. At December 31, 2008, we had recorded a receivable for $9.8 million, which represents the discounted balance of the $10.0 million due from Luitpold. We recorded $0.3 million of interest income from the accretion of the receivable during the year ended December 31, 2008. Furthermore, we expect to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.
Revenue and Cost of Sales
•	No product sales revenues, nor cost of sales, were recorded in 2008 due to the January 2008 sale of our orofacial therapeutic business. This compares to product sales revenues of $5.0 million for the year ended December 31, 2007.

•	Royalty income for the year ended December 31, 2008 was $2.1 million, compared to $1.2 million for the same period in 2007. Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product during the year. In 2008, Luitpold’s net sales of GEM 21S were $7.2 million, compared to $7.5 million in 2007. Royalty income increased in 2008 compared to 2007 primarily due to the reimbursement for minimum royalty expenses that are contractually paid by us to independent third parties.

•	Sublicense fee income for the year ended December 31, 2008 was $1.0 million, compared to $0.7 million for the same period in 2007. Sublicense fee income is based on certain milestone payments received from Luitpold. In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments, which begins upon receipt of the payments, is being amortized on a straight-line basis over the remaining life of the exclusive sublicense agreement with Luitpold which expires in 2026.
Research and Development Expenses
•	Research and development expenses for the year ended December 31, 2008 were $24.6 million, compared to $19.2 million for the same period in 2007. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials of Augment in the United States, Canada and the EU and other product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

•	Professional fees and contract manufacturing expenses related to our clinical trials and research and development activities for orthopedic, sports medicine and spine increased $2.2 million in the year ended December 31, 2008.

•	Travel expenses for employees involved in clinical, research and development activities increased $0.2 million for the year ended December 31, 2008. Travel expenses were $0.8 million for the year ended December 31, 2008, compared to $0.6 million for the same period in 2007.

•	As of December 31, 2008, we had 64 employees involved in research and development functions. During 2008, we hired four new employees to fill various research and development functions. In comparison, we hired 23 new employees in 2007. Many of the 2007 hires occurred in the later part of 2007, so a full year of salaries, payroll taxes, benefits and stock compensation expense was not recognized until 2008. As a result, our salaries, benefits, payroll taxes and stock compensation expenses increased $2.7 million for the year ended December 31, 2008.

•	Milestone expenses were $0.3 million for the year ended December 31, 2008, compared to $0.1 million for the same period in 2007. In April 2008, we amended the agreement with Kensey Nash to provide for new payments from us to Kensey Nash for the accomplishment of development milestones for potential new products. In August 2008, however, we terminated the then current development project relating to a product for tendon and ligament injury treatment. This termination was effective in September 2008, at which time we stopped making the quarterly payments to Kensey Nash.

General and Administrative Expenses
•	General and administrative expenses for the year ended December 31, 2008 were $11.3 million, compared to $8.8 million for the same period in 2007. We expect that general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

•	Royalty expense was $2.1 million for the year ended December 31, 2008, compared to $1.2 million for the same period in 2007. The increase, which results from minimum royalty payment requirements set forth in our patent licensing agreements, was offset by an increase in royalty income received to reimburse us for royalty expenses paid to third parties in excess of the royalty income already received.

•	Stock Compensation expense was $1.6 million in the general and administrative functions for the year ended December 31, 2008, compared to $0.6 million for the same period in 2007. This increase is due to the expense related to a total of 653,181 new stock options awarded in 2008 at a weighted average exercise price of $13.31 per share.

•	Corporate administration expenses increased by $0.5 million as a result of additional costs associated with our growing company, including insurance, board of directors’ fees and travel costs, office supplies, small equipment, dues, subscriptions and conferences.
Depreciation and Capital Lease Amortization
     Depreciation and capital lease amortization for the year ended December 31, 2008 was $1.4 million, compared to $1.1 million for the same period in 2007. For the year ended December 31, 2008, we purchased lab, manufacturing and office equipment, made leasehold improvements and incurred equipment engineering design and planning costs totaling $2.9 million. The increase in depreciation and capital lease amortization is attributable to these new purchases, excluding $2.3 million in equipment not yet placed in service.
Patent License Fee Amortization
     Patent license fee amortization for the year ended December 31, 2008 was $2.7 million, compared to $2.2 million for the same period in 2007. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $13.2 million as of December 31, 2008.
Interest and Investment Income
•	Total net interest and investment loss for the year ended December 31, 2008 was $10.5 million, compared to a net interest and investment income of $3.7 million for the same period in 2007.

•	We recorded an other-than-temporary impairment loss of $13.4 million on our ARS investments during the year ended December 31, 2008. This impairment loss is included in the investment loss as reflected on our consolidated statement of operations for the year ended December 31, 2008.

•	The aggregate balance of cash and investments at December 31, 2008 includes the following significant cash events in 2008:
1.	net proceeds of $33.4 million from the sale of our orofacial therapeutic business in January 2008, which was received in the first quarter of 2008, and

2.	net proceeds of $39.1 million borrowed from the October 2008 credit facility with Deutsche Bank.
     The balances of cash and cash equivalents, short-term investments and long-term investments have increased due to the proceeds of these transactions, resulting in $2.6 million in investment income during the year ended December 31, 2008, excluding the impact of the impairment loss on our ARS investments. Our cash accounts earned $1.2 million less interest income in 2008 compared to the same period in 2007 partially as a result of reduced interest rates (which ranged from 1.60% to 4.10% during the year ended December 31, 2008, compared to a range of 4.10% to 5.27% for 2007), but also offset by $0.3 million interest expense in 2008 related to our credit facility with Deutsche Bank.

Provision for Income Taxes
     At December 31, 2008, we had federal net operating loss carryforwards of $42.2 million that will begin to expire in 2022. State net operating loss carryforwards at December 31, 2008 totaled $30.3 million and will expire between 2017 and 2023.
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
Years Ended December 31, 2007 and 2006
•	Net loss for the year ended December 31, 2007 was $24.6 million, or $1.37 per diluted share, compared to net loss of $17.2 million, or $1.62 per diluted share, for the year ended December 31, 2006.
Revenue
•	Product sales revenue for the year ended December 31, 2007 was $5.0 million, compared to $2.6 million for the same period in 2006. Product sales revenues include shipments of 70,361 GEM 21S kits to Luitpold in 2007, compared to 38,640 kits in 2006.

•	Royalty income for the year ended December 31, 2007 was $1.2 million, compared to $0.6 million for the same period in 2006. Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product during the year. In 2007, Luitpold’s net sales of GEM 21S were $7.5 million, compared to $3.4 million in 2006.

•	Sublicense fee income for the year ended December 31, 2007 was $0.7 million, compared to $0.7 million for the same period in 2006. Sublicense fee income is based on certain milestone payments received from Luitpold. In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments, which begins upon receipt of the payments, is being amortized on a straight-line basis over the life of the exclusive sublicense agreement with Luitpold which expires in 2026.

•	No collaborative research and development income was recorded for the year ended December 31, 2007, compared to $0.2 million for the same period in 2006. Collaborative research and development income relates to the amortization of the $10.0 million paid to us by Luitpold in December 2003 pursuant to our research, development and marketing agreement with Luitpold. The full amount was amortized and recorded to revenue as of December 31, 2006.
Cost of Sales
     Cost of sales for the year ended December 31, 2007 was $4.0 million, compared to $2.2 million for the same period in 2006. Cost of sales is comprised of the following costs: raw materials used in the production of and the manufacturing costs for syringes and cups, testing fees for the syringes and cups, packaging materials for inclusion in the finished kit, kit packing costs and scrap incurred during the production process. The costs of sales will vary in direct correlation to the volume of product sales activity of GEM 21S kits.
Research and Development Expenses
•	Research and development expenses for the year ended December 31, 2007 were $19.2 million, compared to $11.7 million for the same period in 2006.

•	Increased research and development activities and clinical trials in the orthopedic program for our product candidates resulted in a $2.8 million increase in professional fees.

•	A net increase of 23 new employees resulted in an increase of $4.4 million of salaries, benefits, supplies and other related administrative employee costs.

General and Administrative Expenses
•	General and administrative expenses for the year ended December 31, 2007 were $8.8 million, compared to $6.5 million for the same period in 2006.

•	Professional fees increased $0.6 million due to:
1.	an increase in legal fees of $0.2 million related to existing patents, patent applications, and regulatory approval procedures,

2.	an increase in accounting fees of $0.3 million for Sarbanes-Oxley compliance and SEC reporting, and

3.	an increase in corporate communication fees of $0.1 million for communications with our shareholders.
•	A net increase of six new employees in administrative and operations functions resulted in an increase of $0.5 million of salaries and related benefits.

•	To accommodate our growth, a new lease agreement was signed in 2007 for additional office space. As a result of the new space and annual rent increases for the existing space, our rent and utilities costs increased $0.4 million for the year ended December 31, 2007.

•	Royalty expense increased $0.6 million to $1.2 million for the year ended December 31, 2007, from $0.6 million for the year ended December 31, 2006. The increase is a result of minimum royalty payment requirements set forth in our patent licensing agreements.

•	Corporate administration expenses increased by $0.2 million as a result of additional costs associated with our growing company, including insurance, board of directors’ fees and travel costs, office supplies, small equipment, dues, subscriptions and conferences.
Depreciation and Capital Lease Amortization
     Depreciation and capital lease amortization for the year ended December 31, 2007 was $1.1 million, compared to $0.8 million for the same period in 2006. For the year ended December 31, 2007, we purchased lab and manufacturing equipment, office equipment, furniture and fixtures and made leasehold improvements totaling $0.6 million, compared to $1.1 million for the year ended December 31, 2006. The increase in depreciation and capital lease amortization is attributable to these new purchases.
Patent License Fee Amortization
     Patent license fee amortization for the year ended December 31, 2007 was $2.2 million, compared to $2.1 million for the same period in 2006. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $11.5 million as of December 31, 2007.
Interest and Investment Income
     Total net interest and investment income for the year ended December 31, 2007 was $3.7 million, compared to $2.2 million for the same period in 2006. The increase in interest and investment income is attributable to higher cash and investment balances as a result of our February 2007 secondary public offering of common stock, which resulted in net proceeds of $39.7 million after deducting underwriters’ commissions and related expenses.
Provision for Income Taxes
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
     In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As of December 31, 2008, we have received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory. Under the terms of the sale agreement, we expect to receive an additional $10.0 million time-based payment due in cash by the end of 2009 as well as ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field.
     We further expect to receive a $10.0 million milestone payment based upon the future anticipated EU regulatory approval of GEM 21S as pre-established in a prior agreement between us and Luitpold.
     At December 31, 2008, we had $17.6 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.
     In addition to the balance of cash and cash equivalents as of December 31, 2008, we had $33.2 million in short-term investments consisting of GSE securities totaling $31.7 million and a U.S. Treasury Note totaling $1.5 million that are classified as available for sale. The GSE securities have maturity dates from March 2009 through November 2009. The U.S. Treasury Note has a maturity of April 30, 2009.
     Also as of December 31, 2008, we had long-term investments of $46.6 million in student loan backed ARS investments that are classified as available-for-sale and recorded at fair value. A total of $40.5 million of our ARS investments are bonds with a credit rating of AAA and $6.1 million are bonds with a credit rating of AA or A2. Generally, the ARS investments are sold by state guarantee agencies backed by student loans under the FFELP. The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. We intend to hold these ARS investments for at least the next twelve months. Accordingly, these ARS investments have been classified as long-term.
     Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. The current economic downturn and the related uncertainty in the markets have negatively impacted our ability to resolve the liquidity issues of these ARS investments, providing us with no guarantee that the market will reform or that our ARS investments will be liquidated in a timely manner. Consequently, fair value measures have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market. As a result of the other-than-temporary impairment in fair value of our ARS investments, we recorded a loss on investments of $13.4 million, which is reflected on our consolidated statement of operations at December 31, 2008.
     To address the liquidity issues associated with these ARS investments in the short-term, in October 2008 we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral. We granted Deutsche Bank a first priority security interest in certain of our ARS investments having a total combined par value of $55.9 million as collateral. Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. We may elect to pay back the full principal amount prior to the maturity date with no penalty. Absent a BioMimetic default or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note. Under the terms of the Note, and at our option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s

Prime Rate minus 1.50%. The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of our Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.
     We believe that the December 31, 2008 balance of our cash and investments, the funds borrowed from our $39.1 million credit facility, and the expected $10.0 million in time-based payments to be received in 2009 from Luitpold will be sufficient to fund our business operations through at least the first quarter of 2010.
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
     For the year ended December 31, 2008, net cash used in operating activities was $25.7 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash used in investing activities was $22.4 million for the year ended December 31, 2008 and included the net proceeds from the disposal of our orofacial therapeutic business and the related assets held for sale, offset by the net purchases of investments, capitalized patent costs, and engineering design and planning costs for the new manufacturing facility at our corporate headquarters. Net cash provided by financing activities for the year ended December 31, 2008 consisted primarily of $1.1 million in net proceeds from issuance of common stock under our stock-compensation plans and $39.1 million in funds borrowed under the Deutsche Bank credit facility.
Seasonality
     In January 2008, we completed a transaction to sell our remaining orofacial therapeutic business to Luitpold, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S. As a result of the sale, we do not expect product sales revenues from GEM 21S in 2008 and going forward; however, we expect to continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.
     Prior to the January 2008 sale, the manufacturing and supply agreement with Luitpold obligated Luitpold to purchase all of its requirements for GEM 21S from us and we were obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. The cyclical nature of these purchase commitments triggered product sales of GEM 21S for us primarily in the third and fourth quarters, with a lower portion of product sales recognized in the first and second quarters.
Segment Information
     We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.
Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), establishes standards for reporting and display of comprehensive income (losses) and its components in the consolidated financial statements. Our comprehensive loss as defined by SFAS No. 130 is the total of net loss and all other changes in equity resulting from non-owner sources including unrealized gains/losses on marketable securities. The components of our comprehensive losses for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	2008	2007	2006
Net loss	$(8.0)	$(24.6)	$(17.2)
Other comprehensive loss:
Net unrealized gain on investments classified as available for sale	0.1	—	—

Comprehensive loss	$(7.9)	$(24.6)	$(17.2)

Milestone Payments
     Under our agreements with Luitpold, ZymoGenetics, Harvard, Kensey Nash Corporation (“Kensey Nash”) and Novartis Vaccines and Diagnostics (“Novartis”), various milestone payments are required. Luitpold is required to make certain milestone payments to us, and we were required to make certain milestone payments to ZymoGenetics, Harvard, Kensey Nash and Novartis, based on the occurrence of certain events.
     Our first product, GEM 21S, received approval from the FDA in November 2005. As a result of the FDA approval, we received a $15.0 million milestone payment from Luitpold in December 2005. In December 2007, we received a $5.0 million milestone payment from Luitpold upon the second anniversary of the FDA approval. Also as a result of the FDA approval, we were required to make milestone payments of $5.0 million to Novartis and a total of $7.1 million to patent licensors. The patent license fees were paid to our licensors as a result of FDA approval and receipt of the milestone payments from Luitpold upon FDA approval, and were capitalized and amortized over the remaining life of the patents.
     In addition, we expect to receive a $10.0 million milestone payment based upon the future anticipated EU regulatory approval of GEM 21S as pre-established in a prior agreement between us and Luitpold. Also, under the terms of a sale agreement between us and Luitpold for the sale of our orofacial therapeutic business, we expect to receive an additional $10.0 million time based payment in cash as well as ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeuctic field.
Contractual Obligations
     Our major outstanding contractual obligations relate to our capital leases for office equipment, operating leases for our facilities, purchase and supplier obligations for raw materials and equipment, and our note payable.
     In May 2007, we entered into a lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety our previous lease with Noblegene dated April 2004, as amended in July 2005. This lease agreement extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at our headquarters in Franklin, Tennessee. Under the terms of the lease, we pay Noblegene monthly rent of $50,017, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The lease agreement also contains annual scheduled rate increases equivalent to a minimum of three percent. Under the original lease terms, we had been provided with a rent credit of $106,831 to be used toward improvements. In connection with the lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms. The office space lease agreement contains annual rate increases equivalent to a minimum of three percent.
     In August 2007, we entered into a lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building we will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, our lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. We expect to receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately November 2009. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.
     In January 2008, we entered into an amendment to our two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided for us to pay $56,686 to Noblegene as a final payment of 2007 operating costs under one of the lease agreements.
     In January 2009, we amended our August 2007 lease agreement with Noblegene. The amendment increased the base rent by $1.00 to $26.00 per rentable square foot and provided for a one-time payment of $200,000 from us to Noblegene. In all other respects, the lease agreement remains the same. We agreed to the increase in rent, and the one-time payment, to compensate Noblegene for increased construction costs due to the Company’s requested changes in the building design.
     Our Company’s President and Chief Executive Officer (“CEO”) is a former partner in Noblegene but maintained an ownership interest at the time we entered into our lease agreements with Noblegene. In March 2008, our CEO sold his ownership interest back to Noblegene. However, since the owner of Noblegene is a brother-in-law of our CEO’s wife, Noblegene continues to be a related party.
     Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization. We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of raw materials for our product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis Vaccines and Diagnostics (“Novartis”) and Kensey Nash Corporation (“Kensey Nash”), as follows:
     Novartis. In July 2004, we entered into a commercial supply agreement with Chiron Corporation (now known as Novartis) pursuant to which we are obligated to purchase minimum quantities of rhPDGF. Under the agreement, the prices we are obligated to pay will vary depending on the quantity of rhPDGF we order. In the table above, we assume pricing based on purchasing the contractual minimum quantity with pricing as adjusted for an estimated inflation factor, and we have included these payments in the table above under the caption “Purchase and supplier obligations — raw materials.” In addition, we were obligated to pay Novartis a $5.0 million development milestone for its investment in rhPDGF manufacturing. This milestone was payable in equal installments over four years, with the last payment occurring in November 2008.
     Kensey Nash. In June 2005, we entered into an agreement with Kensey Nash, to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. We have agreed to make additional payments to Kensey Nash based on the achievement of specific regulatory and commercial milestones of the products developed under the agreement. In December 2006, we amended our agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. In April 2008, we amended the agreement with Kensey Nash to provide for new payments from us to Kensey Nash for the accomplishment of development milestones for potential new products. The table below does not include any contractual obligations for Kensey Nash since we cannot be certain when milestones will be achieved, if at all.
     We have executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility described above. As of December 31, 2008, we have paid a total of $4.2 million for the equipment. A total of $2.3 million that we paid is for equipment which has been finished but not yet placed in service. The title of the equipment not placed in service remains with the supplier until delivery to us. A total of $1.9 million that we paid is classified as deposits representing costs paid to date for equipment not yet finished by the vendor. In addition, under these agreements, we have estimated remaining purchase commitments of $1.0 million remaining to be paid through the year 2010.
     In October 2008, we entered into a Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”) enabling us to borrow up to $39.1 million. The Note is secured by certain auction rate securities (“ARS”) investments that we own having a total par value of $55.9 million. Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. Interest payments on the Note were at a rate equal to the prime rate less 1.5% during 2008. Interest is payable monthly on the last business day of each calendar month. We have recognized interest expense of $0.2 million for the year ended December 31, 2008, at an effective interest rate of 2.27%. The Agreement contains customary representations and warranties of our Company and events of default. As of December 31, 2008, we had an outstanding note payable balance of $39.1 million.
     We have summarized in the table below our fixed contractual obligations as of December 31, 2008:

	Payments due by period
		Less than 1	1 - 3	3 - 5	More than 5
Contractual obligations	Total	year	years	years	years
Capital lease obligations	$56,747	$20,304	$33,363	$3,080	$—
Operating lease obligations	14,439,136	748,208	2,883,927	3,059,559	7,747,442
Purchase and supplier obligations — raw materials	10,121,715	4,097,860	6,023,855	—	—
Purchase and supplier obligations — equipment	1,007,198	46,760	960,438	—	—
Note payable, including interest (1)	40,371,565	693,754	39,677,811	—	—

Total	$65,996,361	$5,606,886	$49,579,394	$3,062,639	$7,747,442

(1)	The estimate of interest payments assumes that interest rates in effect at December 31, 2008 remain constant during the periods presented.
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
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2008.
     EITF Issue 07-03. In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-03”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. We adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on our financial position or results of operations as of and for the year ended December 31, 2008.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates ranging from 1.60% to 4.10% during the twelve months ended December 31, 2008. We have not used derivative financial instruments for speculation or trading purposes.
     As of December 31, 2008, we had $33.2 million in short-term investments consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $31.7 million and a U.S. Treasury Note totaling $1.5 million that are classified as available for sale. The GSE securities have maturity dates from March 2009 through November 2009. The U.S. Treasury Note has a maturity of April 30, 2009.
     Also as of December 31, 2008, we had long-term investments of $46.6 million in student loan backed auction rate securities (“ARS”) that are classified as available-for-sale and recorded at fair value. A total of $40.5 million of our ARS investments are bonds with a credit rating of AAA and $6.1 million are bonds with a credit rating of AA or A2. Generally, these ARS investments are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. Auctions for these ARS investments have failed since February 2008, and we have not been able to sell them. Consequently, an other-than-temporary impairment in fair value of our ARS investments has resulted. As a result, an impairment loss of $13.4 million has been recorded on our consolidated statement of operations at December 31, 2008.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements required for each of the three years ended December 31, 2008 and the Report of Independent Registered Public Accounting Firm are indexed on page F-1 and are incorporated herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
     Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
Report of Independent Registered Public Accounting Firm
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
 BioMimetic Therapeutics, Inc.
     We have audited BioMimetic Therapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, BioMimetic Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMimetic Therapeutics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of BioMimetic Therapeutics, Inc., and our report dated March 9, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 9, 2009

Item 9B. OTHER INFORMATION
     We filed a Current Report on Form 8-K on February 13, 2009, reporting:
     On January 9, 2009, BioMimetic Therapeutics, Inc. (“Company”) amended its August 17, 2007 lease agreement with Noblegene Development, LLC (“Lease”) for the Company’s new manufacturing facility currently under construction in the same complex as the Company’s headquarters in Franklin, Tennessee. The Lease was amended to increase the base rent by $1.00 to $26.00 per rentable square foot and to provide for a one-time payment of $200,000 from the Company to Noblegene. In all other respects, the Lease remains the same. The Company agreed to the increase in rent, and the one-time payment, to compensate Noblegene for increased construction costs due to BioMimetic’s requested changes in the building design. Company will not begin making lease payments until Noblegene completes construction of the shell of the building.
     The wife of Dr. Samuel Lynch, the Company’s President and Chief Executive Officer, is the sister-in-law of John N. Weckesser, Noblegene’s sole owner. The initial lease agreement and this lease amendment were approved by the Company’s Audit Committee as a related party transaction.
     The preceding summary of the lease amendment is not intended to be complete, and is qualified in its entirety by reference to the full text of the Second Amendment to Lease Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2008.
Item 11. EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2008.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2008.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. All financial statements
     Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
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

BIOMIMETIC THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
BioMimetic Therapeutics, Inc.
     We have audited the accompanying consolidated balance sheets of BioMimetic Therapeutics, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMimetic Therapeutics, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioMimetic Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 9, 2009

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,534,963	$25,482,587
Investments — short term	33,218,233	—
Receivables — trade	1,084	2,243,318
Receivables — other	11,635,778	1,144,755
Prepaid expenses	503,032	681,189
Assets held for sale	—	3,436,911

Total current assets	62,893,090	32,988,760
Investments — long term	46,624,040	41,800,000
Inventory	1,261,987	787,132
Prepaid expenses — long term	58,673	—
Property and equipment, net	7,014,262	5,559,930
Capitalized patent license fees, net	4,983,729	6,003,321
Deposits	2,284,608	2,478,823

Total assets	$125,120,389	$89,617,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,325,907	$4,150,093
Accrued payroll, employee benefits and payroll taxes	2,304,016	1,665,838
Other accrued expenses	2,392,236	1,201,277
Current portion of capital lease obligations	18,187	17,351
Deferred liability	—	1,250,000
Deferred revenue	971,188	973,849

Total current liabilities	10,011,534	9,258,408
Accrued rent — related party	399,256	362,200
Capital lease obligations	34,713	52,900
Deferred revenue	16,520,866	17,492,055
Note payable	39,100,000	—

Total liabilities	66,066,369	27,165,563

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,714,067 shares issued and outstanding as of December 31, 2008; 18,351,312 shares issued and outstanding as of December 31, 2007	18,714	18,351
Additional paid-in capital	131,262,570	126,791,861
Accumulated other comprehensive income	135,542	—
Accumulated deficit	(72,362,806)	(64,357,809)

Total stockholders’ equity	59,054,020	62,452,403

Total liabilities and stockholders’ equity	$125,120,389	$89,617,966

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006

Revenues:
Product sales	$—	$5,039,608	$2,592,228
Royalty income	2,144,234	1,213,481	569,065
Sublicense fee income	973,849	740,630	709,841
Collaborative research and development	—	—	224,146
Other revenue	30,301	36,565	38,659

Total revenues	3,148,384	7,030,284	4,133,939

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	3,939,538	2,211,770
Research and development (a)	24,560,975	19,218,378	11,675,882
General and administrative (b)	11,252,445	8,828,870	6,516,502
Depreciation and capital lease amortization	1,423,341	1,129,816	842,208
Patent license fee amortization	2,663,299	2,233,698	2,115,987

	39,900,060	35,350,300	23,362,349

Loss from operations	(36,751,676)	(28,320,016)	(19,228,410)
Interest income, net	247,134	1,710,085	2,165,033
Investment (loss) income, net	(10,796,893)	1,951,545	—
Gain (loss) on disposal of equipment	5,025	2,343	(687)
Gain on disposal of orofacial therapeutic business	39,291,413	—	—

Loss before income taxes	(8,004,997)	(24,656,043)	(17,064,064)
Income taxes	—	(74,291)	—

Net loss	(8,004,997)	(24,581,752)	(17,064,064)
Preferred stock accretion	—	—	(132,026)

Net loss attributable to common stockholders	$(8,004,997)	$(24,581,752)	$(17,196,090)

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(1.37)	$(1.62)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	18,529,068	17,951,147	10,589,969

Related party disclosures:
(a) — Research and development includes professional fees to related parties	$5,000	$50,938	$84,750

(b) — General and administrative includes rent and operating expenses to related parties	$1,044,856	$1,045,109	$594,682

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

					Accumulated
	Common Stock		Additional	Deferred	Other		Total
			Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at December 31, 2005	1,609,530	$1,609	$2,183,689	$(989,767)	$—	$(22,579,967)	$(21,384,436)

Cumulative effect of change in accounting principle — deferred stock compensation	—	—	(989,767)	989,767	—	—	—
Initial public offering — May 2006	4,600,000	4,600	31,547,420	—	—	—	31,552,020
Conversion of preferred stock to common stock	9,221,340	9,221	50,868,415	—	—	—	50,877,636
Issuance of common stock	218,492	219	312,000	—	—	—	312,219

Compensation expense relating to common stock options granted	—	—	839,183	—	—	—	839,183
Preferred stock accretion	—	—	—	—	—	(132,026)	(132,026)
Net loss	—	—	—	—	—	(17,064,064)	(17,064,064)

Balance at December 31, 2006	15,649,362	15,649	84,760,940	—	—	(39,776,057)	45,000,532
Secondary public offering — February 2007	2,517,111	2,517	39,733,990	—	—	—	39,736,507
Issuance of common stock	184,839	185	604,742	—	—	—	604,927
Compensation expense relating to common stock options granted	—	—	1,692,189	—	—	—	1,692,189
Net loss	—	—	—	—	—	(24,581,752)	(24,581,752)

Balance at December 31, 2007	18,351,312	18,351	126,791,861	—	—	(64,357,809)	62,452,403

Comprehensive loss:
Net loss	—	—	—	—	—	(8,004,997)	(8,004,997)
Other comprehensive income:
Net unrealized gain on investments				—	135,542	—	135,542

Total comprehensive loss					135,542	(8,004,997)	(7,869,455)
Issuance of common stock	362,755	363	1,060,794	—	—	—	1,061,157
Compensation expense relating to common stock options granted	—	—	3,409,915	—	—	—	3,409,915

Balance at December 31, 2008	18,714,067	$18,714	$131,262,570	$—	$135,542	$(72,362,806)	$59,054,020

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net loss attributable to common stockholders	$(8,004,997)	$(24,581,752)	$(17,196,090)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and capital lease amortization expense	1,423,341	1,129,816	842,208
Patent license fee amortization	2,663,299	2,233,698	2,115,987
Change in carrying value of marketable securities	13,375,960	—	—
(Gain) loss on disposal of equipment	(5,025)	(2,343)	687
Preferred stock accretion	—	—	132,026
Non-cash compensation and consulting expense	3,409,915	1,692,189	839,183
Non-cash issuance of common stock	—	133,471	131,062
Gain on disposal of orofacial therapeutic business	(39,291,413)	—	—
Non-cash interest income from disposal of business	(307,023)	—	—
Changes in operating assets and liabilities:
Receivables	1,533,526	(1,441,393)	(1,328,003)
Inventory	(474,855)	(769,560)	240,338
Prepaid expenses	119,484	(77,827)	679,312
Deposits	—	(375,000)	—
Accounts payable, accrued payroll and other accrued expenses	2,042,006	3,757,898	770,706
Deferred liability	(1,250,000)	(1,250,000)	(2,750,000)
Deferred revenue	(973,850)	4,254,462	(969,113)

Net cash used in operating activities	(25,739,632)	(15,296,341)	(16,491,697)

Cash flows from investing activities
Capitalized patent license fees	(1,643,707)	(807,302)	(581,153)
Proceeds from disposal of equipment	7,887	14,521	—
Purchases of property and equipment	(2,880,534)	(2,792,901)	(1,017,667)
Equipment deposits	194,215	(2,093,823)	—
Purchases of investments	(61,882,691)	(78,753,535)	—
Sales of investments	10,600,000	36,953,535	—
Redemption of certificate of deposit	—	1,000,000	—
Net proceeds from disposal of business	29,816,121	—	—
Proceeds from disposal of assets held for sale	3,436,911	—	—

Net cash used in investing activities	(22,351,798)	(46,479,505)	(1,598,820)

Cash flows from financing activities
Payments on capital lease obligations	(17,351)	(14,118)	(5,779)
Issuance of common stock under compensation plans	1,061,157	471,455	181,157
Net proceeds from issuance of common stock	—	39,736,507	31,552,020
Net proceeds from drawdown of note payable	39,100,000	—	—

Net cash provided by financing activities	40,143,806	40,193,844	31,727,398

Net (decrease) increase in cash and cash equivalents	(7,947,624)	(21,582,002)	13,636,881
Cash and cash equivalents, beginning of period	25,482,587	47,064,589	33,427,708

Cash and cash equivalents, end of period	$17,534,963	$25,482,587	$47,064,589

Supplemental disclosures of cash flow information
Interest paid	$265,982	$3,106	$1,466

Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$—	$23,214	$66,934

Conversion of preferred stock to common stock upon IPO	$—	$—	$50,877,636

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business, Background and Basis of Presentation
Nature of the Business
     BioMimetic Therapeutics, Inc. (the “Company” and formerly BioMimetic Pharmaceuticals, Inc.) develops and commercializes regenerative protein therapeutic-device combination products primarily used for bone and tissue regeneration for the repair and healing of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage within orthopedic, spine and sports injury applications.
     The Company’s first product, GEM 21S® Growth-factor Enhanced Matrix, is a periodontal product and received approval from the U.S. Food and Drug Administration (“FDA”) on November 18, 2005. Product sales of GEM 21S began late in the fourth quarter of 2005 and were achieved through an exclusive business relationship with Luitpold Pharmaceuticals, Inc. (“Luitpold”), under which Luitpold was responsible for the worldwide marketing, sales and distribution of GEM 21S for periodontal and cranio-maxillofacial (orofacial therapeutic) applications. In January 2008, the Company sold to Luitpold the Company’s orofacial therapeutic business. Under the sale agreement, Luitpold was granted the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. The sale transaction has enabled the Company to focus its expertise and development efforts on its orthopedic, spine and sports medicine product candidates, including its lead product candidate Augment™ Bone Graft (“Augment”), formerly GEM OS1 bone graft, and other product candidates in the pipeline, and has provided additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.
     Management plans to derive revenue from the sale or licensing of its products which are at various stages of product development. If and when the Company’s product candidates are introduced to market, additional time may be necessary before significant revenues are realized. Since inception, the Company has experienced operating losses each year. Although the size and timing of the Company’s future operating losses are subject to significant uncertainty, the Company expects that operating losses may continue over the next few years as it continues to fund its research and development activities and clinical trials and as it prepares for a future sales network to represent its products. The success of the Company’s future operations is primarily dependent on its ability to complete clinical trials, obtain regulatory approval for its product candidates, obtain necessary licenses, gain market acceptance of its products once approved and obtain additional capital and financing on acceptable terms. Inability to obtain adequate funding, delays and unanticipated costs in obtaining the required licenses and approvals, unforeseen problems with clinical trials or losses of key personnel could affect the Company’s results of operations.
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
     Since inception, the Company has expended significant funds on business planning, obtaining financing, obtaining skilled employees, and developing its product and product candidates through pre-clinical studies and clinical trials in the United States, Canada and the European Union (“EU”).
Basis of Presentation and Principles of Consolidation
     The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation. As of December 31, 2008, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s products in the EU and Australia.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Nature of the Business, Background and Basis of Presentation (continued)
     The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Operating results for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected for any other future period.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
     The Company considers cash on hand, deposits in banks, certificates of deposit, money market funds and U.S. government sponsored enterprise (“GSE”) securities with original maturities of less than 90 days to be cash and cash equivalents.
Investments
     The Company invests in marketable securities, which are classified as available-for-sale. These investments are stated at fair market value, with any unrealized gains and losses, net of tax, reported in the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in investment income (loss) in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income (loss) in the accompanying consolidated statements of operations.
Receivables — Trade
     Trade receivables are recorded at the invoiced amount and do not bear interest. The trade receivables balance represents the amounts due from Luitpold for research and development studies and represents a legal and enforceable receivable under the Company’s agreements with Luitpold. No allowance for doubtful accounts was deemed necessary as of year-end.
Receivables — Other
     Receivables from others represent: (1) the discounted balance of the $10,000,000 due from Luitpold in future periods related to the Company’s sale of its orofacial therapeutic business, and (2) royalty income amounts and other receivables in the normal course of business transactions.
Inventory
     Inventories are carried at the lower of cost (first-in, first-out) or net realizable value.
Valuation of Purchase Commitments
     The Company has substantial firm purchase commitments with certain of its suppliers related to future inventory requirements. At each period end, the Company assesses the need for any provision for future losses associated with these future purchase commitments in accordance with Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins. As of December 31, 2008, no reserves have been recorded associated with these future purchase commitments.
Prepaid Expenses
     Prepaid expenses consist of supplies, rent, insurance premiums and other expenditures in the normal course of business that the Company has paid in advance.
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
Capitalized Patent License Fees
     The Company has capitalized certain costs including milestone and sub-license fees, related to obtaining patent licenses from non-related party institutions. The Company’s policy is to capitalize and amortize these costs over the estimated life of the patents. Of the licensed patents that remain unexpired, the expirations, and thus the estimated useful lives, range from 2009 to 2010.
Impairment of Long-Lived Assets
     The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment loss is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. The Company has not recognized any impairment losses for the years ended December 31, 2008, 2007 and 2006.
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
Revenue Recognition
     The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”), and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”).
Product sales
     The Company generated its first revenues in December 2005 from the sale of GEM 21S to Luitpold after receiving FDA approval in November 2005. Product sales revenue was recognized upon delivery of the product to the customer, Luitpold.
     During late 2005 and the first quarter of 2006, the Company agreed to ship certain identified product to Luitpold that had an expiration date of less than one year (“short-dated”) and provided Luitpold with the right of exchange for any short-dated product that reached six months or less of its expiration date. Product

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
sales revenue during late 2005 and the first quarter of 2006 for the identified short-dated product was recognized upon the completion of the final sale by Luitpold. In 2006, the Company received permission from the FDA to extend the expiration date of the product. By year-end 2006, all product held by Luitpold was no longer considered to be short-dated, as no right of return still existed for the product. As such, product sales revenue for the previously identified short-dated product had been fully recognized by year-end 2006.
     In January 2008, the Company sold to Luitpold its remaining orofacial therapeutic business. As such, no product sales revenue was recorded for the year ended December 31, 2008. See Note 4.
Royalty income
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
Sublicense fee income
     The Company has an amended and restated exclusive sublicense agreement and an exclusive license agreement with Luitpold. Sublicense fees are due to the Company upon achievement of the milestone criteria. In December 2005, the Company received $15,000,000 from Luitpold upon receiving approval from the FDA for the Company’s first product, GEM 21S. In December 2007, the Company received $5,000,000 from Luitpold upon the second anniversary of FDA approval of GEM 21S. Revenues from the sublicense agreement are recognized pursuant to the term of the agreement and are being amortized over the remaining life of the agreement, which expires December 31, 2026. Payments received in advance of revenue recognized are recorded as deferred revenue. The timing of cash received from the Company’s agreement differs from revenue recognized. The Company follows the revenue recognition criteria outlined in SAB 101, as amended by SAB 104, and
EITF Issue 00-21.
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
Other revenue
     The Company subleased portions of its office headquarters in Franklin, Tennessee to two independent companies through August 2008. The resulting rental income related to subleased rental property, as well as other revenue items in the normal course of business, are recognized monthly as related payments are due and/or invoiced.
Research and Development
     The Company expenses costs associated with research and development activities as incurred. The Company evaluates payments made to suppliers and other vendors in accordance with SFAS No. 2,

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Accounting for Research and Development Costs, and determines the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to the Company’s product candidates in clinical development, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, product related consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs. Research and development spending for past periods is not indicative of spending in future periods.
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
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that the Company should use a “more likely than not” recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more likely than not” recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Stock-Based Compensation
     During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the “option plan”). The option plan provides that stock options, other equity interests or equity-based incentives in the Company may be granted to key personnel at an exercise price determined by the Company’s Compensation Committee, at the time the option is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.
     The employee stock options granted by the Company are structured to qualify as “incentive stock options” (“ISOs”). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets specific holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three years ended December 31, 2008 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three years ended December 31, 2008 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006 are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
No. 25”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods. These assumptions include the risk free interest rate, expected dividend yield, volatility factor of the expected market price, forfeiture rate and weighted average expected life of the option. Since the trading market for the Company’s common stock has a limited history, the expected volatility rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. The Company amortizes the fair value of each option over each option’s vesting period. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
     Prior to the adoption of SFAS No. 123(R), the Company had adopted SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), as amended. But in accordance with SFAS No. 123, the Company had elected not to apply fair value-based accounting for its awards under the employee stock incentive plan through December 31, 2005. Instead, the Company measured compensation expense for its stock plans using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The Company recorded deferred stock-based compensation to the extent the deemed fair value of its shares of common stock for financial accounting purposes exceeded the exercise price of stock options granted to employees on the date of grant, and amortized these amounts to expense over the vesting schedule of the options, generally four years.
     At each grant date during 2005 and through the first quarter of 2006, prior to the Company’s IPO, its board of directors determined the deemed fair value of the Company’s common stock and the associated exercise price of each award. Following each financing and the achievement by the Company of significant milestones, the board of directors reviewed the fair value of the Company’s common stock. Because there was no public market for the Company’s common stock at the time of such determinations and there had been no sale of common stock to a third-party since inception, these determinations were necessarily subjective.
     In connection with preparing the financial statements for the Company’s IPO, the board of directors reassessed the fair value of the Company’s common stock for the year ended December 31, 2005 and the first quarter of 2006. The board of directors performed its analysis and retrospective review in accordance with the practice aid issued by the American Institute of Certified Public Accountants titled Valuation of Privately Held Company Equity Securities Issued as Compensation.
Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), establishes standards for reporting and display of comprehensive income (losses) and its components in the consolidated financial statements. The Company’s comprehensive loss as defined by SFAS No. 130 is the total of net loss and all other changes in equity resulting from non-owner sources including unrealized gains/losses on marketable securities. The components of the Company’s comprehensive losses for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	2008	2007	2006
Net loss	$(8,004,997)	$(24,581,752)	$(17,196,090)
Other comprehensive loss:
Net unrealized gain on investments classified as available for sale	135,542	—	—

Comprehensive loss	$(7,869,455)	$(24,581,752)	$(17,196,090)

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
Fair Value of Financial Instruments
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations.
     The Company’s Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”), upon which the Company borrowed $39,100,000 in October 2008, had a carrying amount that approximated the fair value as of December 31, 2008.
     For information on the fair value of the Company’s long-term investments, see Note 11.
Concentration of Credit Risk and Limited Suppliers
     Cash and cash equivalents and short-term investments consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the consolidated balance sheets. The Company maintains cash in financial institutions in excess of Federal Deposit Insurance Corporation limitations. The Company believes that it has established guidelines for investment of its excess cash with the intent to maintain principal and liquidity through its policies on diversification and investment maturity.
     As of December 31, 2008, the Company had long-term investments of $46,624,040 in auction rate securities (“ARS”) that are classified as available-for-sale, recorded at fair value and have a credit rating of AAA, AA or A2. Generally, these ARS investments are sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. Auctions for these ARS investments have failed since February 2008, and the Company has not been able to sell them. Consequently, an other-than-temporary impairment in fair value of our ARS investments has resulted. As a result, an impairment loss of $13,375,960 has been recorded on the Company’s consolidated statement of operations at December 31, 2008.
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
Recent Accounting Pronouncements
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
statement applies whenever other accounting pronouncements require (or permit) assets or liabilities to be measured at fair value. The Company adopted SFAS No. 157 on January 1, 2008. See Note 11 for further discussion on the impact of the adoption of SFAS No. 157.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on its financial position or results of operations as of and for the year ended December 31, 2008.
     EITF Issue 07-03. In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-03”). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If a company’s expectations change, such that it does not expect the goods will be delivered or the services rendered, the capitalized nonrefundable advance payments should be charged to expense. The Company adopted EITF Issue 07-03 on January 1, 2008 and the adoption did not have a material impact on its financial position or results of operations as of and for the year ended December 31, 2008.
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
     The Company had potentially dilutive common stock equivalents outstanding of 2,117,392, 1,946,902 and 1,509,839 shares as of December 31, 2008, 2007 and 2006, respectively. These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive. Therefore, diluted earnings per share is the same as basic earnings per share.
     Net loss per share for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Historical numerator:
net loss attributable to common stockholders	$(8,004,997)	$(24,581,752)	$(17,196,090)
Denominator:
weighted average shares of common stock outstanding	18,529,068	17,951,147	10,589,969

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(1.37)	$(1.62)
4. Luitpold Pharmaceuticals, Inc.
     The Company has agreements with Luitpold that cover an exclusive worldwide sublicense and license, trademark license, concurrent use, supply and royalty income relationship.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Luitpold Pharmaceuticals, Inc. (continued)
Sale of Orofacial Therapeutic Business
     In January 2008, the Company sold to Luitpold the Company’s orofacial therapeutic business, including GEM 21S. That transaction has enabled the Company to focus its expertise and development efforts on its orthopedic and sports medicine product candidates, including its lead product candidate, Augment, and other product candidates in the pipeline. Further, it has provided the Company with additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.
     As of December 31, 2008, the Company had recorded a $39,291,413 net gain on the disposal of its orofacial therapeutic business. The Company had received $30,000,000 in cash from the sale transaction and $3,389,832 in cash from the sale of existing inventory in 2008.
     Under the terms of the sale agreement, the Company expects to receive an additional $10,000,000 time-based payment due in cash by the end of 2009. At December 31, 2008, the Company had recorded a receivable for $9,782,315, which represents the discounted balance of the $10,000,000 due from Luitpold. The Company recorded $272,279 of interest income from the accretion of the receivable during the year ended December 31, 2008. Furthermore, the Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.
     In addition, as established in a prior agreement between the Company and Luitpold, the Company anticipates receiving a $10,000,000 milestone payment based upon the future anticipated European Union (“EU”) regulatory approval of GEM 21S .
Agreements with Luitpold Pharmaceuticals, Inc.
     In December 2003, the Company entered into three agreements with Luitpold that covered an exclusive worldwide sublicense, research and development, marketing and distribution relationship. The resulting December 2003 exclusive sublicense agreement granted to Luitpold the worldwide marketing, sales and distribution rights for GEM 21S, the Company’s first commercial product.
     In January 2008, as noted above, the Company completed the sale of its orofacial therapeutic business to Luitpold. This sale was pursuant to a December 2007 asset purchase agreement with Luitpold. As part of this transaction, Luitpold acquired the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.
     In addition to the 2007 asset purchase agreement, at the transaction’s closing in January 2008, the Company entered into the following ancillary agreements with Luitpold:
1.	Amended and Restated Exclusive Sublicense Agreement — This agreement supersedes the December 2003 exclusive sublicense agreement between the parties and grants Luitpold exclusive rights to utilize intellectual property the Company licenses from ZymoGenetics and Harvard in periodontal, oral, and cranio-maxillofacial indications, as well as veterinary indications. The term of this agreement extends until 2026.

2.	Exclusive License Agreement — This agreement sets forth Luitpold’s exclusive rights to utilize intellectual property the Company currently owns or which it may develop or license in the future in the applications above the neck in humans and in veterinary applications. This agreement and Luitpold’s royalty obligations will expire upon the later of the date when the licensed patents have all expired or December 31, 2026.

3.	Agreement Terminating the Manufacturing and Supply Agreement — This agreement terminates the Company’s 2003 manufacturing and supply agreement with Luitpold, which obligated Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company was obligated to meet these requirements to the extent they were consistent with Luitpold’s forecasts.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Luitpold Pharmaceuticals, Inc. (continued)
4.	Agreement Terminating the Research, Development and Marketing Agreement — This agreement terminates the Company’s 2003 research, development and marketing agreement, which outlined the Company’s obligations to Luitpold to support its marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. However, under this agreement the Company continues to seek EU regulatory approval for GEM 21S, and is obligated to transfer ownership of that approval to Luitpold once it is obtained. In addition, Luitpold remains obligated to pay to the Company a $10,000,000 milestone payment following the approval. The payment must be made within thirty days of executing the necessary documents to transfer the approval to Luitpold.

5.	Trademark License and Concurrent Use Agreement — This agreement granted to the Company the royalty-free right to continue to use GEM family trademarks during a transition period that expired on January 4, 2009, and granted to the Company a royalty-free perpetual license to use the GEM family trademarks on its website and in investor and public relations materials referencing Luitpold’s products and the Company’s historical development work.

6.	Supply Agreement — This agreement sets forth the terms under which the Company will supply Luitpold with bulk supply of rhPDGF for use in manufacturing commercial products within the dental and cranio-maxillofacial fields, which Luitpold is obligated to purchase exclusively from the Company until the end of 2018.
     As a result of the agreements with Luitpold, the Company had recognized product sales revenue, royalty income and sublicense fee income. Subsequent to the January 2008 sale of the Company’s remaining orofacial therapeutic business to Luitpold, no product sales revenue for net sales of GEM 21S was recorded for the year ended December 31, 2008. Product sales revenue of $5,039,608 and $2,592,228 had been recognized for the years ended December 31, 2007 and 2006, respectively.
     Under the 2003 exclusive sublicense agreement with Luitpold, in exchange for the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S, Luitpold was obligated to pay royalties on its net sales to the Company. Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis. As part of the agreement to sell the Company’s orofacial therapeutic business to Luitpold, the Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field. Royalty income of $2,144,234, $1,213,481 and $569,065 has been recognized for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005. As a result, the Company received an initial milestone payment related to the 2003 exclusive sublicense agreement in the amount of $15,000,000 from Luitpold. In December 2007, the Company received an additional $5,000,000 from Luitpold for the second anniversary of GEM 21S approval. In accordance with the provisions of EITF 00-21 and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company is amortizing the $15,000,000 and $5,000,000 proceeds over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026. At December 31, 2008, the Company’s deferred revenue balance was $17,492,054. Sublicense fee revenues of $973,849, $740,630 and $709,841 for the years ended December 31, 2008, 2007 and 2006, respectively, represent the amortization of the $20,000,000 proceeds.
5. Inventory
     Inventory at December 31 is summarized as follows:

	2008	2007
Raw materials	$1,261,987	$787,132

     As of December 31, 2008 and 2007, the Company’s inventory is comprised of raw materials that will be used in the vial manufacturing process in anticipation of orthopedic product sales. The Company has

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Inventory (continued)
classified its inventory as non-current. No allowance for has been recorded for excess, obsolete, expired or scrapped inventory as of December 31, 2008 and 2007.
6. Assets Held for Sale
     Assets held for sale are reflected on the Company’s consolidated balance sheet as of December 31, 2007 and consist of GEM 21S inventory of $3,389,684 and equipment of $47,227, net. These assets were subsequently sold to Luitpold on January 4, 2008. See Note 4.
7. Property and Equipment
     Property and equipment at December 31 is summarized as follows:

	2008	2007
Equipment, computers and purchased software	$2,811,856	$2,108,548
Equipment, not placed in service	2,302,516	298,236
Furniture and fixtures	722,920	693,585
Leased equipment	99,486	99,486
Construction in process	795,696	701,462
Leasehold improvements	4,047,159	4,006,909

	10,779,633	7,908,226
Less accumulated depreciation and amortization	(3,765,371)	(2,348,296)

	$7,014,262	$5,559,930

     The Company has purchased equipment which has not yet been placed into service. As of December 31, 2008, this equipment consists of $19,943 for computer and lab equipment, as well as $2,282,573 for equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new facility once it is completed. Prior to completion by the vendor of the manufacture of other equipment, the amount paid by the Company is classified as “Deposits” on the Company’s consolidated balance sheets. See Note 8.
     In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, the Company has estimated purchase commitments of $1,007,198 remaining to be paid through the year 2010. See Note 15.
     In May 2007, the Company entered into a new lease agreement for approximately 9,000 square feet of additional office space at its current headquarters in Franklin, Tennessee, bringing the total space to approximately 32,000 square feet. Office equipment, computers, furniture and fixtures and leasehold improvements totaling $1,233,069 encompassing the additional space have been capitalized as of December 31, 2008 and are being amortized over the lesser of the useful life or the term of the lease.
     In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed. Equipment engineering design and planning costs totaling $724,760 have been incurred as of December 31, 2008 and are included in construction in process.
8. Deposits
     The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. In addition, the Company paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.
     The Company has paid deposits for equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new facility once it is completed. As the manufacture of this equipment is completed by the vendor, the deposits previously paid are reclassified to “Property and

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Deposits (continued)
equipment” on the Company’s consolidated balance sheets. The Company’s outstanding balance of deposits paid for this new equipment was $1,899,608 and $2,093,823 as of December 31, 2008 and 2007, respectively. See Note 7.
9. Capitalized Patent License Fees
     The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for its product candidates and GEM 21S. These payments have been capitalized as patent license fees and are being amortized over their remaining patent life.
     In June 2005, the Company filed an Investigational New Drug Application (“IND”) with the FDA for its orthopedic product. The IND filing triggered a milestone payment of $500,000 to ZymoGenetics under the Company’s January 2003 patent license agreement with ZymoGenetics.
     In November 2005, the Company acquired patent licenses from the Institute of Molecular Biology (“IMB”), incurring costs of $327,820. The acquisition of IMB patent licenses triggered a $20,000 milestone payment to Harvard under the Company’s license agreement.
     The November 2005 FDA approval of the Company’s first product, GEM 21S, triggered a $50,000 milestone payment to Harvard under the Company’s license agreement with Harvard. In addition, the Company was required to pay $4,000,000 to ZymoGenetics within ten days of the FDA’s approval of GEM 21S and an additional $1,000,000 within thirty days of the approval.
     The November 2005 milestone receipt of $15,000,000 from Luitpold and the December 2007 milestone receipt of $5,000,000 from Luitpold (see Note 4) triggered sublicense patent fee payments of $1,500,000 and $500,000, respectively, to Harvard under the Company’s patent license agreement.
     In June 2006, the Company initiated a registration trial for its orthopedic product GEM OS1. The trial triggered a milestone payment of $500,000 to ZymoGenetics under the Company’s January 2003 patent license agreement with ZymoGenetics. The payment has been capitalized as patent license fees and will be amortized over the remaining patent life.
     In October 2008, the Company paid a $1,250,000 milestone payment to ZymoGenetics, Inc. (“ZymoGenetics”) as required upon filing the Device License Application (“DLA”) with Health Canada. The DLA is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions.
     Each of these milestone transactions has been capitalized as a patent license fee and is being amortized over the life of the patent licenses. The Company has capitalized costs totaling $12,378,492, $11,128,492 and $10,752,465 as of December 31, 2008, 2007 and 2006, respectively, related to the acquisition of its patent licenses. The Company has recorded $2,663,299, $2,233,698 and $2,115,987 of patent license fee amortization for the years ended December 31, 2008, 2007 and 2006, respectively.
     Based on agreements in place and payments made as of December 31, 2008, amortization of capitalized patent license fees is expected to be $2,560,880 for the year ended December 31, 2009, $1,640,687 for the year ended December 31, 2010, and $0 for each of the three years ended December 31, 2011, 2012 and 2013.
10. Investments
     As of December 31, 2008, the Company had short-term investments of $33,218,233, consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $31,697,023 and a U.S. Treasury Note totaling $1,521,210 that are classified as available for sale. The GSE securities have maturity dates from March 2009 through November 2009. The U.S. Treasury Note has a maturity of April 30, 2009.
     Also as of December 31, 2008, the Company had long-term investments of $46,624,040, consisting of student loan backed ARS that are classified as available-for-sale and recorded at fair value. A total of $40,466,410 of the Company’s ARS investments are bonds with a credit rating of AAA and $6,157,630 are

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Investments (continued)
bonds with a credit rating of AA or A2. Generally, the ARS investments held by the Company are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”). The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans. The Company intends to hold these ARS investments for at least the next twelve months. Accordingly, these ARS investments have been classified as long-term on the consolidated balance sheets at December 31, 2008 and 2007.
     During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment loss of $13,375,960 on its ARS investments. Including the recorded impairment loss on its ARS investments, the Company recorded aggregate net investment losses (including realized gains and losses) of $10,796,893 for the year ended December 31, 2008 on its short-term and long-term investment portfolio. By contrast, the Company recorded investment income (including realized gains and losses) of $1,951,545 for the year ended December 31, 2007. At December 31, 2008, the Company had accrued interest receivables of $272,279 related to its ARS investments.
11. Fair Value Measurements
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
     As of December 31, 2008, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,534,963	$—	$—	$17,534,963
Short-term investments	33,218,233	—	—	33,218,233
Long-term investments (auction rate securities)	—	—	46,624,040	46,624,040

Total cash and investments	$50,753,196	$—	$46,624,040	$97,377,236

Fair value estimate
     The Company’s cash and cash equivalents includes cash on hand, deposits in banks, certificates of deposit, money market funds and U.S. government sponsored enterprise (“GSE”) securities with original maturities of less than 90 days. Due to their short-term nature, the carrying amounts reported in the consolidated balance sheets approximate the fair value of cash and cash equivalents.
     The Company’s short-term investments in GSE securities and a U.S. Treasury Note are classified as available-for sale and have a credit rating of AAA. As of December 31, 2008, the Company recorded a net unrealized gain of $135,542 on its short-term investments, which is reflected in accumulated other comprehensive income on the Company’s consolidated balance sheet.
     The Company’s long-term investments consist of ARS, which are debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. However,

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Fair Value Measurements (continued)
auctions for these ARS investments have failed since February 2008, and the Company has not been able to sell them. Although the auctions for the ARS investments have failed, the Company continues to earn and receive interest on these investments.
     Fair value measures for the Company’s long-term investments in ARS have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.
     The following table provides the provisions of the ARS investments as of December 31, 2008:

		Stated		Moody	S&P	Fitch
	Auction	Interest		Rating	Rating	Rating
	Reset	Rate at	Original	as of	as of	as of
CUSIP	Period	12/31/08(1)	Maturity	12/31/08	12/31/08	12/31/08	Credit Backing

041150CU5	28 days	2.939%	6/1/2030	Aaa	—	AAA	FFELP
10620NBV9	7 days	1.961%	6/25/2043	Aaa	AAA	AAA	FFELP
10623PDB3	28 days	1.971%	3/1/2040	Aaa	—	AAA	FFELP
196777JZ0	28 days	3.140%	12/1/2034	Aaa	AAA	AAA	FFELP
196777KF2	28 days	0.538%	12/1/2037	Aaa	AAA	AAA	FFELP
207784AL3	28 days	2.932%	6/1/2034	—	AAA	AAA	FFELP
28148NAT0	28 days	2.755%	12/1/2035	Aaa	—	AAA	FFELP
49130NAY5	28 days	2.678%	6/1/2034	—	AAA	AAA	FFELP
598497AA3	28 days	1.050%	10/1/2037	—	AAA	AAA	FFELP
604152AD0	28 days	0.000%	5/1/2038	A2	—	—	MBIA
606072GD2	28 days	1.611%	6/1/2031	Aaa	—	AAA	FFELP
606072HG4	28 days	2.168%	9/1/2043	Aaa	—	AAA	FFELP
679110CL8	28 days	1.415%	6/1/2030	A2	AA	—	FFELP
709163EY1	28 days	0.093%	12/1/2045	Aaa	—	AAA	FFELP
709163DK2	28 days	1.596%	10/1/2042	Aaa	—	AAA	FFELP
917546FK4	28 days	3.432%	11/1/2040	Aaa	AAA	—	FFELP
917546GJ6	28 days	2.939%	5/1/2046	Aaa	AAA	—	FFELP

(1)	Securities have a maximum interest rate which is a function of one rate, the minimum of two rates, or the minimum of three rates. Interest rates change upon each reset period.
Assumptions and methodology
     The following assumptions and methodology were made when preparing the cash flow discounting model for the Company’s ARS investments:
•	The Company determined that the ARS investments were impaired using cash flow discounting with a Monte Carlo simulation model. The cash flows were calculated using each individual ARS Maximum Interest Rate formula. The Maximum Interest Rate is paid when an auction fails.

•	A discount spread over the expected life of each bond was used to compute cash flow.

•	Since the majority of the student loans backing the bonds are government guaranteed, the Company assumed that all required cash would be available to pay the bond interest and principal.

•	The Monte Carlo simulation randomly generated LIBOR, U.S. Treasury Bill and Commercial Paper rates for each month out to a bond’s expected life. In each month, a coupon level was calculated using the Maximum Interest Rate formula, and applied to the bond’s notional to obtain

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Fair Value Measurements (continued)
a cash flow. The cash flow was then discounted using the realized (random) LIBOR rates, plus a spread.

•	The simulated rates were assumed to have a mean based on the yield curve for each type of rate. For one month LIBOR, 91 day U.S. Treasury Bills and 3 month Commercial Paper, the relevant rates were calculated as forward rates for each month. A historical study of the three time series over the past five years was run to determine the standard deviation and correlation of each series, which were then used to drive the simulation.

•	Commercial paper rates beyond December 31, 2008 are not available, so the commercial paper rates were estimated based on the equivalent LIBOR forward rate.
     Based on the cash flow discounting model and other information, the Company’s ARS investments have a fair market value of $46,624,040 as of December 31, 2008.
     The following table summarizes the activity related to the Company’s ARS investments which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2008:

Balance at December 31, 2007	$—
Transfers in (1)	60,000,000
Investment impairment loss included in earnings	(13,375,960)

Balance at December 31, 2008	$46,624,040

(1)	Based on the deteriorated market conditions of the Company’s ARS investments that are classified as available-for-sale, the Company changed its fair value measurement methodology from quoted prices in active markets to internal calculations effective March 31, 2008. Accordingly, these ARS investments were reclassified from Level 1 to Level 3.
Other-than-temporary impairment analysis
     In determining whether there was an other-than-temporary impairment of the ARS investments, the Company relied upon guidance provided in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), and also considered the guidance included in SAB 59, Noncurrent Marketable Equity Securities (“SAB 59”), and SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB Topic 5M”). Under the FSP 115-1 model used to determine other-than-temporary impairments, the Company determined that the ARS investments were impaired using cash flow discounting with a Monte Carlo simulation model.
     As required by FSP 115-1, the Company considered whether the impairment should be deemed other-than-temporary. The Company believes its ARS investments are not currently at risk of default since substantially all FFELP and student loan-backed investments held by the Company maintain credit ratings of AAA, AA or A2 and there have been continued interest payments by the issuer. However, due to the unprecedented events in the ARS market and extended lack of liquidity, as well as the current economic downturn and the related uncertainty in the financial markets, the Company cannot predict when liquidity will return to the ARS market. As a result, the Company has concluded that its ARS investments have experienced an other-than-temporary impairment in fair value. Accordingly, the Company recorded an impairment loss of $13,375,960 for the year ended December 31, 2008. The Company will continue to evaluate the value of its ARS investments and may record future additional losses through earnings if the Company determines that the fair value has declined further.
12. Notes Payable
     In October 2008, the Company executed a Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”) enabling the Company to borrow up to $39,130,000. The Company granted Deutsche Bank a first priority security interest in certain of its ARS investments having a total combined par value of $55,900,000 as collateral. Under the terms of the Note, the Company is required to

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Notes Payable (continued)
make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. The Company may elect to pay back the full principal amount prior to the maturity date with no penalty. Absent a Company default or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note. Under the terms of the Note, and at the Company’s option, the interest rate will be based on either the London Interbank Offered Rate (“LIBOR”) plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%. The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of the Company’s Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base. As of December 31, 2008, the Company has borrowed $39,100,000 against the Note.
13. Deferred Liability
     The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005. As a result of the FDA approval, the Company was required to pay milestone payments totaling $10,050,000 to suppliers or patent licensors.
     Under the Company’s July 2004 commercial supply agreement with Chiron Corporation (now Novartis Vaccines and Diagnostics (“Novartis”)), the Company purchases from Novartis its supply of recombinant human Platelet-Derived Growth Factor (“rhPDGF”), a key ingredient in the Company’s product candidates. Also, the Company was obligated as of the date of FDA approval to pay Novartis a total of $5,000,000 as a milestone payment. Based on the guidance in SFAS No. 2, Accounting for Research and Development Costs (“SFAS No. 2”), the Company accrued and expensed the $5,000,000 obligation as research and development during 2005. Under this agreement, the Company was obligated to pay $1,250,000 to Novartis within thirty days of the FDA’s approval of GEM 21S. The Company was required to pay Novartis the remaining $3,750,000 in annual installments of $1,250,000 each November for the three years 2006 to 2008. The last installment was made in November 2008.

14. Other Accrued Expenses
     Other accrued expenses at December 31 are summarized as follows:

	2008	2007
Royalties payable	$1,724,283	$766,392
Professional fees	409,211	287,715
Contract manufacturing	—	85,737
Taxes and licenses	195,875	37,384
Other	62,867	24,049

	$2,392,236	$1,201,277

15. Commitments and Contingencies
Operating Leases
     The Company maintains operating leases for the use of office space at the Company’s headquarters in Franklin, Tennessee, as well as for the use of certain business equipment.
     In May 2007, the Company entered into a lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety the Company’s previous lease with Noblegene dated April 2004, as amended in July 2005. This lease extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at the Company’s headquarters in Franklin, Tennessee. Under the terms of the lease, in 2008 the Company paid Noblegene monthly rent of $50,017, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The initial term of the lease continues until December 31, 2016, and the Company has the option

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Commitments and Contingencies (continued)
to extend the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances.
     Under the original lease terms, the Company had been provided a rent credit of $106,831 to be used towards improvements. In connection with the new lease agreement and related to the additional space, the Company was provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000). This rent credit was used toward leasehold improvements in the fourth quarter of 2007. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, the Company had recorded these tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to lease expense over the life of the lease. The Company recognized rent and other related operating expenses associated with the office space of $1,044,856, $1,045,109 and $594,682 for the years ended December 31, 2008, 2007 and 2006, respectively.
     In August 2007, the Company entered into a lease agreement with Noblegene for approximately 30,000 square feet of space in a new building to be built in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space once it is completed. Under the terms of the lease, upon the completion of the building the Company will initially pay Noblegene monthly rent of $62,500, as adjusted for inflation, plus additional proportionate operating and insurance costs. In addition, the Company’s lease rate will be reduced at various intervals if the building’s occupancy increases. The lease also provides for a tenant improvement allowance of $2,500,000 to reimburse the Company for construction costs associated with building out the leased space. The Company will receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space; or (b) upon Noblegene obtaining a permanent mortgage on the new building. The initial term of the lease continues 10 years from the commencement date, which is expected to be approximately November 2009, the anticipated date to complete construction of the shell of the building. The Company has the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit of $375,000 to Noblegene for the new building. The Company has recorded this deposit in its consolidated balance sheet.
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
     In January 2009, the Company amended its August 2007 lease agreement with Noblegene. The amendment increased the base rent by $1.00 to $26.00 per rentable square foot and provided for a one-time payment of $200,000 from the Company to Noblegene. In all other respects, the lease agreement remains the same. The Company agreed to the increase in rent, and the one-time payment, to compensate Noblegene for increased construction costs due to the Company’s requested changes in the building design.
     The future commitments as of December 31, 2008 under these operating lease agreements are as follows:

2009	$748,208
2010	1,420,654
2011	1,463,273
2012	1,507,172
2013	1,552,387
Thereafter	7,747,442

Total	$14,439,136

     Rental expense for all operating leases was $884,996, $869,105 and $511,001 for the years ended December 31, 2008, 2007 and 2006, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Commitments and Contingencies (continued)
     The Company subleased a portion of its space to two organizations from 2005 until August 2008, at which time the sublease agreements had terminated. Rental income was $19,614, $36,565 and $38,659 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in other revenue in the accompanying consolidated statements of operations.
Capital Leases
     The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The net book value of such equipment at December 31, 2008 and 2007 totaled $50,104 and $68,133, respectively.
     The future commitments as of December 31, 2008 under these capital lease agreements are as follows:

	Principal	Interest	Total
2009	$18,187	$2,117	$20,304
2010	19,063	1,241	20,304
2011	12,622	437	13,059
2012	3,028	52	3,080
2013	—	—	—

Total	$52,900	$3,847	$56,747

Note Payable
     In October 2008, the Company borrowed $39,100,000 under a Note with Deutsche Bank. Under the terms of the Note, the Company is required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010. Interest payments on the Note were at a rate equal to the prime rate less 1.5% during 2008. Interest is payable monthly on the last business day of each calendar month. The Company has recorded interest expense of $158,029 for the year ended December 31, 2008, at an effective interest rate of 2.27%.
Manufacturing Equipment
     The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility described above in “— Operating Leases.” As of December 31, 2008, the Company has paid a total of $4,182,181 for the equipment, consisting of $2,282,573 classified as equipment not placed in service (see Note 7) and $1,899,608 classified as deposits (see Note 8) in that the title of the equipment remains with the supplier until delivery to the Company. In addition, under these agreements, the Company has estimated remaining purchase commitments of $46,760 for 2009 and $960,438 for 2010.
Litigation
     In the ordinary course of business, the Company is subject to legal claims and assessments. However, in February 2009, the Company filed an arbitration claim with the Financial Industry Regulatory Authority (“FINRA”) against Deutsche Bank Securities, Inc. (“DBSI”) asserting various claims relating to investments in auction rate securities made on the Company’s behalf including, among others, claims for violation of federal and state securities laws, breach of contract, fraud, and breach of fiduciary and other duties. DBSI has not yet responded to the filing, but their answer to the claim is scheduled to be filed by April 15, 2009. The date for the arbitration hearing has not been set and arbitrators have yet to be selected. The Company believes the arbitration hearing will be held in Nashville, Tennessee during 2009.
Employment Agreements
     The Company has employment contracts with several individuals, which provide for annual base salaries and potential bonuses. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Commitments and Contingencies (continued)
Supply Agreements
     The Company has executed supply agreements with Novartis and with Kensey Nash Corporation (“Kensey Nash”). Under these agreements, the Company has minimum purchase commitments totaling $4,097,860 for 2009 and estimated at $2,938,466 for 2010 and $3,085,389 for 2011.
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
     In December 2006, the Company amended the agreement with Kensey Nash to accelerate certain milestone payments associated with the development of a matrix for sports medicine applications. In particular, the Company made a payment to Kensey Nash upon executing the amendment as compensation for development that had been completed relating to a matrix for sports medicine applications, and the Company agreed to make certain quarterly payments to Kensey Nash during 2007 and 2008. To offset these payments, the milestone payments in the original agreement relating to the first commercial sale of product were reduced by an amount equal to the quarterly payments and the payment made upon signing the amendment.
     In August 2008, however, the Company terminated the then current development project relating to a product for tendon and ligament injury treatment. This termination was effective in September 2008, at which time the Company stopped making the quarterly payments to Kensey Nash. The Company is still required to make subsequent payments to Kensey Nash based on the achievement of certain regulatory and commercial milestones of the orthopedic products developed under the agreement.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Commitments and Contingencies (continued)
     In April 2008, the Company amended the agreement with Kensey Nash to provide for new payments from the Company to Kensey Nash for the accomplishment of development milestones for potential new products.
     Each of the Company’s suppliers has the ability to curtail manufacturing of the products at their discretion with the only requirements being that each must provide a minimum level of future product prior to ending production and each must transfer the technology to another manufacturer.
16. Capital Shares
     Prior to May 2006, the Company had funded its operations through the issuance of redeemable, convertible preferred stock. The Company evaluated each class of redeemable, convertible preferred stock in accordance with the guidance contained in EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), SAB Topic 3(C), Redeemable Preferred Stock (“SAB Topic 3(C)”), and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). Although the terms of each series of preferred stock did not result in any series of the Company’s preferred stock being considered mandatorily redeemable as defined in SFAS No. 150, the terms of each series of preferred stock did allow the holders of each series of preferred stock to redeem the respective series of preferred stock under certain circumstances outside of the control of the Company. As such, prior to May 2006, the Company classified each series of redeemable, convertible preferred stock outside of permanent equity on the accompanying consolidated balance sheets. In addition, since each series of redeemable, convertible preferred stock was initially recorded at the original issuance price less the issuance costs, the Company accreted the carrying value of each series of redeemable, convertible preferred stock to its redemption value using the effective interest method in accordance with EITF Topic D-98.
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
     Also in May 2006, the Company completed an initial public offering (“IPO”) of 4,600,000 shares of its common stock at an initial offering price to the public of $8.00 per share, resulting in net proceeds of $31.6 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of redeemable, convertible preferred stock were converted into an aggregate of 9,221,340 shares of common stock.
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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Stock-Based Compensation
2001 Long-Term Stock Incentive Plan
     During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the “option plan”). The option plan provides that stock options, other equity interests or equity-based incentives in the Company may be granted to key personnel of the Company at an exercise price determined at the time the option is granted, taking into consideration the fair value of the common stock at the date of grant. The maximum term of any option granted pursuant to the option plan is ten years from the date of grant.
     Prior to the Company’s IPO in May 2006, the exercise price was reviewed and modified as significant events occurred. In making its determinations regarding fair value of common stock, the Company’s board of directors considered a number of company and industry specific factors, including sales of preferred stock, the liquidation preference attributable to the preferred stock, achievement of milestones relating to the Company’s product candidates, and the Company’s expectation to continue incurring operating losses for the next few years as it continues to fund its pre-clinical studies, clinical trials and other research and development programs. In addition to considering all of the factors described above, the board of directors used an income approach with a discounted cash flow methodology. The board of directors’ significant assumptions included its estimates of future cash flows and the discount rate.
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
     In general, stock option awards granted under the option plan vest 25% per year for four years. In March 2008, the Company’s board of directors amended the option plan to provide that upon a change in control all outstanding ISO awards held by a qualified employee may under certain circumstances be accelerated and exercisable immediately. Upon a change in control, the vesting percentage of the employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years and 100% vested if employed three or more years.
     Under the option plan, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance, which reflects an addition of 900,000 shares to the authorized aggregate pool after ratification by the Company’s stockholders in June 2008. As of December 31, 2008, a total of 2,117,392 options for shares of common stock were issued and outstanding and a total of 736,073 shares of common stock have been issued upon option exercise. The options vest over a period of not greater than five years and remain exercisable for five or ten years from the date of grant. A total of 1,166,258 shares of common stock remained available for future issuance pursuant to the option plan as of December 31, 2008.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three years ended December 31, 2008 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006 are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Stock-Based Compensation (continued)
     In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods for the three years ended December 31, 2008 as follows:

	2008	2007	2006
Risk free interest rate	2.85%	4.65%	4.74%
Expected dividend yield	—	—	—
Volatility factor of the expected market price	79%	80%	80%
Forfeiture rate	6.2%	2.9%	1.0%
Weighted average expected life of the option	8.0 years	7.0 years	5.8 years
     Roll-forward information relating to the Company’s stock option plan is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(millions)
Options at January 1, 2006	1,381,458	$2.67

Granted	349,206	$4.68
Exercised	(201,825)	$0.61
Forfeited, tendered or expired	(19,000)	$4.90

Options at December 31, 2006	1,509,839	$3.38

Granted	652,901	$14.28
Exercised	(166,178)	$1.90
Forfeited, tendered or expired	(49,660)	$8.30

Options at December 31, 2007	1,946,902	$7.03

Granted	653,181	$13.31
Exercised	(337,695)	$2.49
Forfeited, tendered or expired	(144,996)	$9.69

Options at December 31, 2008	2,117,392	$9.41	8.0 years	$14.6

Options exercisable at December 31, 2008	826,953	$5.96	6.8 years	$2.7

     Based on the Company’s stock option grants outstanding at December 31, 2008, the Company has estimated the remaining unrecognized stock-based compensation expense to be $6,852,396 with a weighted average remaining amortization period of 2.7 years.
     The Company’s net loss includes compensation costs related to its stock-based compensation arrangements for the option plan of $3,409,915, $1,692,187 and $839,181 for the years ended December 31, 2008, 2007 and 2006, respectively. No income tax benefit related to the Company’s stock-based compensation arrangement is included in its net losses.
     To employees, the Company granted options for 594,028, 583,150 and 299,750 shares of common stock in 2008, 2007 and 2006, respectively. The Company recorded compensation expense of $3,138,847, $1,573,392 and $707,463 related to the issuance of the options to employees for the years ended December 31, 2008, 2007 and 2006, respectively.
     To non-employee members of the board of directors, the Company granted options for 53,040, 47,251 and 15,406 shares of common stock in 2008, 2007 and 2006, respectively. The Company recorded compensation expense of $152,484, $77,738 and $5,132 related to the issuance of the options to non-employee members of the board of directors for the years ended December 31, 2008, 2007 and 2006, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Stock-Based Compensation (continued)
     To non-employee consultants, the Company granted options for 6,113, 22,500 and 34,050 shares of common stock in 2008, 2007 and 2006, respectively. The Company recorded compensation expense of $118,584, $41,057 and $126,586 related to the issuance of the options to non-employee consultants for the years ended December 31, 2008, 2007 and 2006, respectively.
2005 Employee Stock Purchase Plan
     During 2005, the Company’s board of directors approved the adoption of the 2005 Employee Stock Purchase Plan (the “purchase plan”). The Company’s purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended. Under the purchase plan, 200,000 shares of common stock have been reserved for purchase by employees. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly market price.
     Employees became eligible to participate in the purchase plan beginning July 1, 2006. As of December 31, 2008, there were 158,546 shares remaining available for issuance under the purchase plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized stock-based compensation expense for the purchase plan of $33,380, $23,742 and $23,248 during the years ended December 31, 2008, 2007 and 2006, respectively.
18. Income Taxes
     At December 31, 2008, the Company had federal net operating loss (“NOL”) carryforwards of $42,178,701 that will begin to expire in 2022. State NOL carryforwards at December 31, 2008 totaled $30,266,583 and will expire between 2017 and 2023. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS No. 109, management believes that there is not sufficient evidence at December 31, 2008 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2008. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.
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
     In 2003, the Company paid alternative minimum taxes of $69,862. The tax payment was reflected as a federal income tax expense in the 2003 financial statements. In 2007, the IRS refunded the payment. The refund amounted to $74,291, including accrued interest, and is reflected on the Company’s consolidated statement of operations as a federal income tax benefit for the year ended December 31, 2007.
     The Company incurred net operating losses for the three years ended December 31, 2008. As of December 31, 2008, the Company has recorded $105,000 related to the tax-deferred installment obligation on the January 2008 sale of its orofacial therapeutic business and has recognized the amount as interest expense in the consolidated statement of operations for the year ended December 31, 2008.
     Effective January 1, 2007, the Company adopted FIN 48 to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that the Company should use a “more likely than not” recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more likely than not” recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18. Income Taxes (continued)
     As a result of implementing FIN 48, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the year ended December 31, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.
     The provision (benefit) for income taxes consists of the following amounts:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$(74,291)	$—
State	—	—	—

Total current	—	(74,291)	—
Deferred:
Federal	(2,349,485)	(7,798,703)	(6,058,771)
State	(95,857)	(603,261)	(425,359)

Total deferred	(2,445,342)	(8,401,964)	(6,484,130)

Total benefit, before valuation allowance	(2,445,342)	(8,476,255)	(6,484,130)
Change in valuation allowance	2,445,342	8,401,964	6,484,130

Total provision (benefit), after valuation allowance	$—	$(74,291)	$—

     The net deferred income taxes as of December 31 include the following amounts of deferred income tax assets and liabilities:

	2008	2007
Deferred tax assets (liabilities) — current:
Deferred revenue	$368,275	$356,526
Accrued salaries and paid time off	615,492	—
Accrued charitable contributions	114,272	—
Other	58,938	23,605

Subtotal deferred tax assets — current	1,156,977	380,131
Deferred revenue — GEM 21S	(3,709,454)	—

Subtotal deferred tax liabilities — current	(3,709,454)	—

Total net deferred tax assets (liabilities) — current	$(2,552,477)	$380,131

Deferred tax assets (liabilities) — noncurrent:
Net operating loss carryforwards	$5,641,673	$15,616,636
Fixed assets (tax basis difference)	538,428	297,756
Intangibles (tax basis difference)	225,459	177,808
Deferred revenue	6,264,712	6,403,841
Deferred compensation on stock options	215,017	112,553
Unrealized loss on auction rate securities	5,072,164	—
Other	150,423	121,332

Subtotal deferred tax assets — noncurrent	28,107,876	22,729,926
Valuation allowance	(25,555,399)	(23,110,057)

Total deferred tax assets (liabilities) — noncurrent	$2,552,477	$(380,131)

Net deferred tax assets (liabilities)	$—	$—

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18. Income Taxes (continued)
     The sources and tax effects of the differences are as follows:

	2008	2007	2006
Federal income tax benefit at U.S. statutory rates	$(2,721,699)	$(8,383,055)	$(5,846,671)
State income taxes, net of federal benefit	(218,690)	(909,784)	(700,925)
Permanent differences	824,902	598,220	291,552
Change in valuation allowance	2,445,342	8,401,964	6,484,130
Other	(329,855)	218,364	(228,086)

Total income tax (benefit) for continuing operations	$—	$(74,291)	$—

19. Employee Benefits
401(k) Plan
     Effective January 1, 2004, the Company began sponsoring a defined contribution plan covering substantially all its employees fulfilling minimum age and service requirements. Participation in the plan is optional. The expenses associated with this plan were $3,461, $3,186 and $2,960 in the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2007, the Company provided matching contributions of up to 4% of eligible employee compensation, and as a result, $133,753 of compensation expense was recorded for 2007. No matching contributions were made by the Company for the years ended December 31, 2008 and December 31, 2006.
Section 125 Cafeteria Plan
     Effective May 10, 2004, the Company began offering employees the benefit of participating in a Section 125 Cafeteria Plan, which covers employee benefit coverage such as health, dental, life and disability insurance. Participation in the plan is optional. The expenses associated with this plan were $3,316, $2,349 and $2,001 in the years ended December 31, 2008, 2007 and 2006, respectively. The Company made contributions of $74,882, $200,625 and $397,471 for years ended December 31, 2008, 2007 and 2006, respectively.

20. Related Party Transactions
Intellectual Property
     Dr. Samuel E. Lynch, the Company’s President and Chief Executive Officer, was a faculty member at Harvard University (“Harvard”) and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to some of this intellectual property. As is customary, Harvard often shares some of the royalties it receives from successful intellectual property licenses with the faculty members that invented such intellectual property. As of February 15, 2009, Harvard has paid to Dr. Lynch a total of $892,133 with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.
Lease Agreement
     The Company maintains operating lease agreements with Noblegene for the use of office space at the Company’s headquarters in Franklin, Tennessee. Dr. Lynch, the Company’s President and Chief Executive Officer, is a former partner in Noblegene but maintained an ownership interest at the time the Company entered into the lease agreements. In March 2008, Dr. Lynch sold his ownership interest back to Noblegene. Since the owner of Noblegene is the brother-in-law of Dr. Lynch’s wife, Noblegene continues to be a related party. Other than the consideration to buy Dr. Lynch’s interest in Noblegene, Dr. Lynch has not received any amounts from Noblegene for the lease because Noblegene had operated at a loss and did not make any distributions of profits to its members prior to Dr. Lynch’s divestiture of his interest in Noblegene. Dr. Lynch will not receive any future amounts from Noblegene for the lease.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Related Party Transactions (continued)
Membership on the Board of Directors of a Third Party Company
     Dr. Lynch, the Company’s President and Chief Executive Officer, is currently a member of the board of directors of GreenBankshares, Inc., which serves as the bank holding company for GreenBank, a Tennessee chartered commercial bank. He was re-elected as a director at GreenBankshares, Inc.’s 2008 annual meeting, which was held on April 29, 2008, to serve a three-year term expiring at the 2011 annual meeting. As of December 31, 2008, the Company maintained accounts at GreenBank, including a portion of its cash and cash equivalents.
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
     In September 2006, the Company appointed Dr. Friedlaender as a member of its board of directors. Prior to the August 2006 agreement and the September 2006 appointment, the Company compensated Dr. Friedlaender for his consulting through stock option grants. As part of his consulting compensation, Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares at an exercise price of $3.63. The option awards were 100% vested upon issuance. For the year ended December 31, 2008, 2007 and 2006, the Company paid Dr. Friedlaender $5,000, $50,938 and $11,375, respectively, for consulting services performed pursuant to the August 2007 and August 2006 agreements.
Consulting Agreement with Former Member of the Board of Directors
     In August 2007, the Company entered into a one-year consulting agreement with a former member of its board of directors, under which the former board member provides consulting services to the Company relating to the non-clinical development of its products and interactions and filings with the FDA. The 2007 agreement extends the consulting relationship that the Company had with the former board member pursuant to an August 2006 consulting agreement, which had replaced the February 2002 agreement.
     The consultant was a member of the Company’s board of directors until resigning on September 22, 2006. The Company paid the former board member $15,375 in 2006 (through September 22, 2006) for consulting services performed.
21. Unaudited Information
     The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results.

				Net Income	Net Income
				(Loss)	(Loss)
			Net Income	Attributable	Attributable
			(Loss)	to Common	to Common
			Attributable	Stockholders	Stockholders
		Loss From	to Common	Per Share	Per Share
Year ended December 31, 2008	Revenue	Operations	Stockholders	- Basic	- Diluted
1st Quarter	$487,735	$(8,969,930)	$31,303,215	$1.70	$1.62
2nd Quarter	457,665	(9,852,170)	(9,172,152)	(0.50)	(0.50)
3rd Quarter	418,969	(8,466,302)	(17,968,653)	(0.97)	(0.97)
4th Quarter	1,784,015	(9,463,274)	(12,167,407)	(0.65)	(0.65)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. Unaudited Information (continued)

				Net Loss	Net Loss
				Attributable	Attributable
			Net Loss	to Common	to Common
			Attributable	Stockholders	Stockholders
		Loss From	to Common	Per Share	Per Share
Year ended December 31, 2007	Revenue	Operations	Stockholders	— Basic	— Diluted
1st Quarter	$365,713	$(6,430,189)	$(5,694,314)	$(0.34)	$(0.34)
2nd Quarter	488,258	(7,320,388)	(6,371,218)	(0.35)	(0.35)
3rd Quarter	1,664,629	(6,822,679)	(5,629,770)	(0.31)	(0.31)
4th Quarter	4,511,684	(7,746,760)	(6,886,450)	(0.37)	(0.37)
22. Seasonality
     In January 2008, the Company completed a transaction to sell its remaining orofacial therapeutic business to Luitpold, including the downstream formulation, fill, finish manufacturing and kitting rights to GEM 21S. As a result of the sale, the Company does not expect product sales revenues from GEM 21S in 2008 and going forward; however, the Company expects to continue to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.
     Prior to the January 2008 sale, the manufacturing and supply agreement with Luitpold obligated Luitpold to purchase all of its requirements for GEM 21S from the Company and the Company was obligated to meet such requirements to the extent they were consistent with Luitpold’s forecasts. The cyclical nature of these purchase commitments triggered product sales of GEM 21S for the Company primarily in the third and fourth quarters, with a lower portion of product sales recognized in the first and second quarters.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 12, 2009

BIOMIMETIC THERAPEUTICS, INC.
By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

/s/ Samuel E. Lynch	Chief Executive Officer and President	March 12, 2009
Samuel E. Lynch, D.M.D., D.M.Sc.	(Principal Executive Officer)

/s/ Larry Bullock	Chief Financial Officer	March 12, 2009
Larry Bullock	(Principal Financial and Accounting
Officer)

/s/ Chris Ehrlich	Director	March 12, 2009
Chris Ehrlich

/s/ Charles Federico	Director	March 12, 2009
Charles Federico

/s/ Gary E. Friedlaender, M.D.	Director	March 12, 2009
Gary E. Friedlaender, M.D.

/s/ James G. Murphy	Director	March 12, 2009
James G. Murphy

/s/ Douglas Watson	Director	March 12, 2009
Douglas Watson

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.2	Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008)

4.1	Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)

10.1**	License Agreement between the registrant and President and Fellows of Harvard College, dated as of April 10, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.2**	Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of March 28, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)

10.3**	Second Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of January 21, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)

10.4**	Letter Agreement between the registrant and ZymoGenetics, Inc., dated October 17, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.5**	Manufacturing and Supply Agreement between the registrant and Chiron Corporation, dated as of July 28, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.6**	Supply Agreement between the registrant and Orthovita, Inc. dated as of August 2, 2002 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.7**	Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)

10.8	Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.9**	Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.10**	Development, Manufacturing and Supply Agreement between the registrant and Kensey Nash Corporation, dated as of June 28, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.11*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.12*	2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.13*	Employment Agreement, effective as of November 30, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

Exhibit No.	Description
10.14*	Amendment to Employment Agreement, effective as of December 1, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.15*	Employment Agreement, effective as of September 1, 2002, by and between the registrant and James Monsor (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.16*	Employment Agreement, effective as of July 5, 2005, by and between the registrant and Steven N. Hirsch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.17*	Employment Agreement, effective as of May 31, 2005, by and between the registrant and Earl Douglas (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.18**	Patent Purchase Agreement by and among the registrant and Institute of Molecular Biology, Inc dated November 16, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.19	Amendment No. 1 to Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.20	Amendment No. 1 to Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.21**	Letter Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.22	Form of indemnification agreement by and between the registrant and each executive officer and director (Incorporated by reference to the registrant’s Form 8-K filed on June 22, 2006)

10.23	Amended and Restated Information and Registration Rights Agreement dated October 21, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)

10.24	Amendment to the Amended and Restated Information and Registration Rights Agreement dated April 29, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006)

10.25*	Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)

10.26*	Second Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)

10.27*	Third Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 5, 2006)

10.28*	Amendment to 2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-139291) filed on December 12, 2006)

10.29	Lease Agreement between the registrant and Noblegene Development, LLC effective January 1, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007)

Exhibit No.	Description
10.30	Lease Agreement between the registrant and Noblegene Development, LLC dated August 17, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on August 21, 2007)

10.31**	Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated December 14, 2007 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.32**	Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.33**	Exclusive License Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.34**	Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.35	Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.36	Agreement Terminating Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.37	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.38*	Employment Agreement, effective as of January 1, 2008, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.39	Amendment to Lease Agreement between the registrant and Noblegene Development, LLC dated January 22, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.40*	Amendment to 2001 Long-Term Stock Incentive Plan dated March 27, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.41**	Distribution Agreement between the registrant and Joint Solutions Alliance Corporation dated April 18, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.42*	Employment Agreement, effective as of September 5, 2008, between the registrant and Larry Bullock dated September 30, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.43	Separation Agreement and Full Release between the registrant and Dr. Charles Hart dated September 30, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.44	Time Promissory Note from registrant to Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008.

10.45	Borrower Security and Pledge Agreement between registrant and Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008.

10.46	Securities Account Control Agreement between registrant and Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008.

10.47	Bank Commitment Letter from Deutsche Bank AG, Cayman Islands Branch, to registrant dated October 27, 2008.

10.48	Second Amendment to Lease Agreement between registrant and Noblegene Development, LLC dated January 9, 2009.

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement

**	Confidential treatment has been requested for portions of this exhibit