Form 10-Q
period 2009-03-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2009-05-07
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 4, 2009, there were issued and outstanding 19,685,290 shares of the registrant's common stock.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act.  Forward-looking statements convey our current expectations and forecasts of future events.  Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements include, among other things, statements about:

▪	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for our product candidates;

•	regulatory actions that could adversely affect the price of or demand for our approved products;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for our product candidates;

•	financial markets;

•	the competitive environment; and

•	the current economic downturn.

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.”  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report.

ii

PART I — FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,061,840	$17,534,963
Investments - short term	42,493,560	33,218,233
Receivables - trade	-	1,084
Receivables - other	10,233,820	11,635,778
Prepaid expenses	374,985	503,032
Total current assets	62,164,205	62,893,090
Investments - long term	37,222,200	46,624,040
Inventory	1,262,398	1,261,987
Prepaid expenses - long term	41,811	58,673
Property and equipment, net	6,893,438	7,014,262
Capitalized patent license fees, net	4,295,055	4,983,729
Deposits	2,284,608	2,284,608
Total assets	$114,163,715	$125,120,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,934,222	$4,325,907
Accrued payroll, employee benefits and payroll taxes	1,311,465	2,304,016
Other accrued expenses	557,856	2,392,236
Current portion of capital lease obligations	18,402	18,187
Deferred revenue	971,188	971,188
Total current liabilities	4,793,133	10,011,534
Accrued rent - related party	404,018	399,256
Capital lease obligations	30,031	34,713
Deferred revenue	16,281,395	16,520,866
Note payable	39,100,000	39,100,000
Total liabilities	60,608,577	66,066,369

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized; 18,744,113 shares issued and outstanding as of March 31, 2009; 18,714,067 shares issued and outstanding as of December 31, 2008	18,744	18,714
Additional paid-in capital	132,378,874	131,262,570
Accumulated other comprehensive income	1,551,677	135,542
Accumulated deficit	(80,394,157)	(72,362,806)

Total stockholders’ equity	53,555,138	59,054,020

Total liabilities and stockholders’ equity	$114,163,715	$125,120,389

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Royalty income	$139,134	$227,172
Sublicense fee income	239,471	242,132
Other revenue	-	18,431
Total revenues	378,605	487,735
Costs and expenses:
Research and development	5,187,427	6,141,223
General and administrative (a)	2,390,540	2,344,427
Depreciation and capital lease amortization	342,569	355,793
Patent license fee amortization	773,324	616,222
Total costs and expenses	8,693,860	9,457,665
Loss from operations	(8,315,255)	(8,969,930)

Interest (loss) income, net	(92,776)	211,664
Investment income, net	376,680	882,062
Gain on disposal of equipment	-	5,025
Gain on disposal of orofacial therapeutic business	-	39,296,894
(Loss) income before income taxes	(8,031,351)	31,425,715
Income taxes	-	122,500

Net (loss) income	$(8,031,351)	$31,303,215

Net (loss) income per common share:
Basic	$(0.43)	$1.70
Diluted	$(0.43)	$1.62

Weighted average shares used to compute net (loss) income per common share:
Basic	18,713,865	18,366,814
Diluted	18,713,865	19,343,224
Related party disclosures:
(a) General and administrative includes rent and operating expenses to related parties	$243,834	$244,550

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(8,031,351)	$31,303,215
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and capital lease amortization expense	342,569	355,793
Patent license fee amortization	773,324	616,222
(Gain) loss on disposal of equipment	-	(5,025)
Non-cash compensation and consulting expense	1,049,043	658,594
Gain on disposal of orofacial therapeutic business	-	(39,296,894)
Non-cash interest income from disposal of business	(76,332)	(73,787)
Changes in operating assets and liabilities:
Receivables	1,479,374	2,948,841
Inventory	(411)	(1,221,810)
Prepaid expenses	144,909	267,136
Accounts payable, accrued payroll and other accrued expenses	(5,213,855)	(207,339)
Deferred revenue	(239,471)	(242,132)
Net cash used in operating activities	(9,772,201)	(4,897,186)
Cash flows from investing activities
Capitalized patent license fees	(84,650)	(118,376)
Proceeds from disposal of equipment	-	7,887
Purchases of property and equipment	(221,745)	(303,328)
Equipment deposits	-	(425,177)
Purchases of investments	(2,457,352)	(28,800,000)
Sales of investments	4,000,000	10,600,000
Net proceeds from disposal of business	-	29,821,601
Proceeds from disposal of assets held for sale	-	3,436,911
Net cash provided by investing activities	1,236,253	14,219,518
Cash flows from financing activities
Payments on capital lease obligations	(4,467)	(4,261)
Issuance of common stock under compensation plans	67,292	364,143
Net cash provided by financing activities	62,825	359,882
Net (decrease) increase in cash and cash equivalents	(8,473,123)	9,682,214
Cash and cash equivalents, beginning of period	17,534,963	25,482,587
Cash and cash equivalents, end of period	$9,061,840	$35,164,801

Supplemental disclosures of cash flow information
Interest paid	$169,771	$814

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation.  As of March 31, 2009, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer also to Note 2 regarding the Company’s adoption of recent accounting pronouncements.

2.	Recent Accounting Pronouncements

Fair Value Measurements and Other-Than-Temporary Impairments

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP changes existing guidance for determining whether impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.  Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.  The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively.

The FSPs set forth above are effective for the Company as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect early adoption of the FSPs, and the Company is currently evaluating the impact of adoption on its condensed consolidated financial statements, but does not believe that adoption will have a material impact on its condensed consolidated financial statements.

Business Combinations

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective, for the Company, for business combinations occurring after January 1, 2009. The impact of adoption of the FSP on the Company’s condensed consolidated financial statements will depend on the nature, terms and size of future business combinations, if any.

3.	Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

Basic net (loss) income per share is summarized as follows:
	Three months ended March 31,
	2009	2008
Historical numerator:
net (loss) income attributable to common stockholders	$(8,031,351)	$31,303,215
Denominator:
weighted average shares of common stock outstanding	18,713,865	18,366,814
Basic net (loss) income per common share	$(0.43)	$1.70

Diluted net (loss) income per share is summarized as follows:
	Three months ended March 31,
	2009	2009
Historical numerator:
net (loss) income attributable to common stockholders	$(8,031,351)	$31,303,215
Denominator:
weighted average shares of common stock outstanding	18,713,865	19,343,224
Diluted net (loss) income per common share	$(0.43)	$1.62

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Net (Loss) Income Per Share (continued)

The Company had potentially dilutive common stock equivalents outstanding of 2,643,155 shares as of March 31, 2009 and 2,344,005 shares as of March 31, 2008. These common stock equivalents consist of issued and outstanding stock options and non-vested stock. The common stock equivalents at March 31, 2009 are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion is anti-dilutive.  The common stock equivalents at March 31, 2008 are included in the above diluted net income per common share historical calculations on a weighted average basis.

4.	Luitpold Pharmaceuticals, Inc.

The Company has agreements with Luitpold Pharmaceuticals, Inc. (“Lutipold”) that cover an exclusive worldwide sublicense and license, trademark license, supply and royalty income relationship.

Sale of Orofacial Therapeutic Business

In January 2008, the Company sold its orofacial therapeutic business, including GEM 21S, to Luitpold.  That transaction has enabled the Company to focus its expertise and development efforts on its orthopedic and sports medicine product candidates, including its lead product candidate, Augment, and other product candidates in the pipeline. Further, it has provided the Company with additional capital allowing the Company to aggressively advance its pipeline of product candidates through clinical development and into commercialization.

As of March 31, 2008, the Company had recorded a $39,296,894 net gain on the sale of its orofacial therapeutic business. The Company had received $30,000,000 in cash from the sale transaction, and $3,389,832 in cash from the sale of existing inventory, in the three months ended March 31, 2008.

Under the terms of the sale agreement, the Company expects to receive an additional $10,000,000 time-based payment due in cash by the end of 2009.  As of March 31, 2009, the Company had recorded a short-term receivable for $9,858,647, which represents the discounted balance of the $10,000,000 due from Luitpold.  The Company recorded $76,332 of interest income from the accretion of the receivable during the three months ended March 31, 2009.  Furthermore, the Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Luitpold Pharmaceuticals, Inc. (continued)

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

4.
Agreement Terminating the Research, Development and Marketing Agreement — This agreement terminates the Company’s 2003 research, development and marketing agreement, which outlined the Company’s obligations to Luitpold to support its marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. However, under this agreement the Company continues to seek EU regulatory approval for GEM 21S, and is obligated to transfer ownership of that approval to Luitpold once it is obtained.  In addition, Luitpold remains obligated to pay to the Company a $10,000,000 milestone payment following the approval.  The payment must be made within 30 days of executing the necessary documents to transfer the approval to Luitpold.

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

As a result of the January 2008 sale of the Company’s remaining orofacial therapeutic business to Luitpold, no product sales revenue for net sales of GEM 21S has been recorded for the three months ended March 31, 2009 and 2008.

Under the 2003 exclusive sublicense agreement with Luitpold, in exchange for the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S, Luitpold was obligated to pay royalties on its net sales to the Company.  Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis.  As part of the agreement to sell the Company’s orofacial therapeutic business to Luitpold, the Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.  Royalty income of $139,134 and $227,172 has been recognized for the three months ended March 31, 2009 and 2008, respectively.

The Company’s first product, GEM 21S, received approval from the FDA on November 18, 2005.  As a result, the Company received an initial milestone payment related to the 2003 exclusive sublicense agreement in the amount of $15,000,000 from Luitpold.  In December 2007, the Company received an additional $5,000,000 from Luitpold for the second anniversary of GEM 21S approval.  In accordance with the provisions of EITF 00-21 and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company is amortizing the $15,000,000 and $5,000,000 proceeds over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026.  At March 31, 2009, the Company’s deferred revenue balance was $17,252,583.  Sublicense fee revenues of $239,471 and $242,132 for the three months ended March 31, 2009 and 2008, respectively, represent the current amortization of the $20,000,000 proceeds.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Inventory

Inventory is summarized as follows:
	March 31, 2009	December 31, 2008

Raw materials	$1,262,398	$1,261,987

As of March 31, 2009 and December 31, 2008, the Company’s inventory is comprised of raw materials that will be used in the vial manufacturing process in anticipation of orthopedic product sales.  The Company has classified its inventory as non-current.  No allowance has been recorded for excess, obsolete, expired or scrapped inventory as of March 31, 2009 or December 31, 2008.

6.	Property and Equipment

Property and equipment is summarized as follows:
	March 31, 2009	December 31, 2008

Equipment, computers and purchased software	$2,853,544	$2,811,856
Equipment, not placed in service	2,282,573	2,302,516
Furniture and fixtures	722,920	722,920
Leased equipment	99,486	99,486
Construction in process	995,696	795,696
Leasehold improvements	4,047,159	4,047,159
	11,001,378	10,779,633
Less accumulated depreciation and amortization	(4,107,940)	(3,765,371)
	$6,893,438	$7,014,262

The Company has purchased equipment which has not yet been placed into service.  The Company’s outstanding balances of equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters in Franklin, Tennessee was $2,282,573 as of March 31, 2009 and December 31, 2008.  The Company intends to move certain of its manufacturing operations to the new facility once it is completed.  Prior to completion by the vendor of the manufacture of other equipment, the amount paid by the Company for such equipment is classified as “Deposits” on the Company’s condensed consolidated balance sheets.  See Note 7.

In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, as of March 31, 2009 the Company has estimated purchase commitments of $1,007,198 remaining to be paid through the year 2010.  See Note 12.

In May 2007, the Company entered into a new lease agreement for approximately 9,000 square feet of additional office space at its current headquarters in Franklin, Tennessee, bringing the total space to approximately 32,000 square feet.  Office equipment, computers, furniture and fixtures and leasehold improvements totaling $1,233,069 encompassing the additional space have been capitalized as of March 31, 2009 and are being amortized over the lesser of the useful life or the term of the lease.

In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.  Equipment engineering design and planning costs related to this new space totaling $924,760 have been incurred as of March 31, 2009 and are included in construction in process.

7.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. In addition, the Company paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Deposits (continued)

The Company has paid deposits for equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters in Franklin, Tennessee.  The Company intends to move certain of its manufacturing operations to the new facility once it is completed.  As the manufacture of this equipment is completed by the vendor, the deposits previously paid are reclassified on the Company’s condensed consolidated balance sheets from “Deposits” to “Property and equipment” and represent equipment not placed in service.  The Company’s balance of deposits paid for this new equipment, but not yet completed by the vendor, was $1,899,608 as of March 31, 2009 and December 31, 2008.  See Note 6.

8.	Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for its product candidates and GEM 21S.  These payments have been capitalized as patent license fees and are being amortized over their remaining patent life.

In October 2008, the Company paid a $1,250,000 milestone payment to ZymoGenetics, Inc. (“ZymoGenetics”) as required upon filing the Device License Application (“DLA”) with Health Canada.  The DLA is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions.  The Company has capitalized costs totaling $12,486,686 as of March 31, 2009 related to the acquisition of its patent licenses.

9.	Investments

As of March 31, 2009, the Company had short-term investments of $42,493,560 that are classified as available for sale and consist of U.S. government sponsored enterprise (“GSE”) securities totaling $30,107,400, a U.S. Treasury Note totaling $1,505,160, and certain student loan backed auction rate securities (“ARS”) totaling $10,881,000. The GSE securities have maturity dates from April 2009 through December 2009.  The U.S. Treasury Note has a maturity of April 30, 2009.  Certain ARS investments with credit ratings of “AAA” were redeemed or sold in April 2009, and thus were classified as short-term as of March 31, 2009.

Also as of March 31, 2009, the Company had long-term investments of $37,222,200, consisting of ARS investments that are classified as available-for-sale and recorded at fair value.  Generally, the ARS investments held by the Company are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”), and have credit ratings of “AAA,” “A,” and “BBB”.  The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

The fair value of ARS investments, including short-term and long-term, held by the Company as of March 31, 2009 was $48,103,200, and consisted of $37,619,300 in bonds with a credit rating of “AAA,” $7,400,050 in bonds with a credit rating of “A” and $3,083,850 in bonds with a credit rating of “BBB.”

In April 2009, the Company sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10,881,000.  The total par value of these ARS investments was $11,900,000.  The Company intends to hold the remaining ARS investments in its portfolio for at least the next twelve months, and accordingly, the remaining ARS investments have been classified as long-term on the condensed consolidated balance sheet at March 31, 2009.

In 2008, the Company had determined that its ARS investments had experienced an other-than-temporary impairment in fair value.  The Company had estimated the fair value to be $46,624,040 as of December 31, 2008.  Based on a cash flow discounting model, the April 2009 redemption and sale of certain ARS investments, and other information as discussed in Note 10, the Company has estimated the fair value to be $48,103,200 as of March 31, 2009, thus resulting in an unrealized gain on ARS investments of $1,479,160 recorded in accumulated other comprehensive income in its condensed consolidated balance sheet for the three months ended March 31, 2009.  The Company recorded aggregate net investment income (including realized gains and losses) on its short-term and long-term investment portfolio of $376,680 and $882,062 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, the Company had accrued interest receivables of $223,722 related to its ARS investments.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements

As of January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The SFAS No. 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

As of March 31, 2009, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,061,840	$—	$—	$9,061,840
Short-term investments (includes GSE, a U.S. Treasury Note, and short-term auction rate securities)	31,612,560	—	10,881,000	42,493,560
Long-term investments (auction rate securities)	—	—	37,222,200	37,222,200
Total cash and investments	$40,674,400	$—	$48,103,200	$88,777,600

Fair value estimate

The Company’s cash and cash equivalents includes cash on hand, deposits in banks, certificates of deposit, money market funds and GSE securities with original maturities of less than 90 days.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments consist of GSE securities, a U.S. Treasury Note, and certain ARS investments are classified as available-for sale.

The Company’s long-term investments consist of ARS, which are debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process.  However, auctions for these ARS investments have failed since February 2008, and as of March 31, 2009, the Company had not been able to sell them.  Although the auctions for the ARS investments have failed, the Company continues to earn and receive interest on these investments.

In April 2009, the Company sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10,881,000.  The total par value of these ARS investments was $11,900,000.  As a result of the redemption and sale, these ARS investments are classified as short-term on the condensed consolidated balance sheet at March 31, 2009.

Fair value measures for the Company’s investments in ARS have been estimated using cash flow discounting with a Monte Carlo simulation and other information.  The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, the risks associated with uncertainties in the current market, and the April 2009 redemption and sales activities described above.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements (continued)

The following table provides the provisions of the Company’s ARS investments as of March 31, 2009:

CUSIP	Auction Reset Period	Stated Interest Rate at 3/31/09 (1)	Original Maturity	Moody Rating as of 3/31/09	S&P Rating as of 3/31/09	Fitch Rating as of 3/31/09	Credit Backing
041150CU5	28 days	2.018%	6/1/2030	Aaa	-	AAA	FFELP
10620NBV9	7 days	2.009%	6/25/2043	Aaa	AAA	AAA	FFELP
10623PDB3	28 days	2.023%	3/1/2040	Aaa	-	AAA	FFELP
196777JZ0	28 days	1.770%	12/1/2034	Aaa	AAA	AAA	FFELP
196777KF2	28 days	1.768%	12/1/2037	Aaa	AAA	AAA	FFELP
207784AL3	28 days	2.008%	6/1/2034	-	AAA	AAA	FFELP
28148NAT0	28 days	3.034%	12/1/2035	Aaa	-	AAA	FFELP
49130NAY5	28 days	1.776%	6/1/2034	-	AAA	AAA	FFELP
598497AA3	28 days	1.557%	10/1/2037	-	AAA	AAA	FFELP
604152AD0	28 days	1.557%	5/1/2038	A2	-	-	MBIA
606072GD2	28 days	0.674%	6/1/2031	Aaa	-	AAA	FFELP
606072HG4	28 days	0.275%	9/1/2043	Aaa	-	AAA	FFELP
679110CL8	28 days	1.509%	6/1/2030	Baa1	AA -	-	FFELP
709163EY1	28 days	1.106%	12/1/2045	A3	-	AAA	FFELP
709163DK2	28 days	1.522%	10/1/2042	A3	-	AAA	FFELP
917546FK4	28 days	11.889%	11/1/2040	Aaa	AAA	-	FFELP
917546GJ6	28 days	2.018%	5/1/2046	Aaa	AAA	-	FFELP

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

•
The Monte Carlo simulation randomly generated the London Interbank Offered Rate (“LIBOR”), U.S. Treasury Bill and Commercial Paper rates for each month out to a bond’s expected life.  In each month, a coupon level was calculated using the Maximum Interest Rate formula, and applied to the bond’s notional to obtain a cash flow.  The cash flow was then discounted using the realized (random) LIBOR rates, plus a spread.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements (continued)

•	Commercial paper rates beyond March 31, 2009 were not available, so the commercial paper rates were estimated based on the equivalent LIBOR forward rate.

•	For specific ARS investments that were redeemed or sold in April 2009, the Company considered the actual redemption and sales values realized.

Based on the cash flow discounting model and other information, the Company’s ARS investments have a fair market value of $48,103,200 as of March 31, 2009.

The following table summarizes the activity related to the Company’s ARS investments which have fair value measurements based on significant unobservable inputs (Level 3) during the three months ended March 31, 2009:

Balance at December 31, 2008	$46,624,040

Unrealized gain reported in equity through accumulated other comprehensive income	1,479,160

Balance at March 31, 2009	$48,103,200

Other-than-temporary impairment analysis

In determining whether there was an other-than-temporary impairment of the ARS investments, the Company relied upon guidance provided in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments  (“FSP 115-1”), and also considered the guidance included in SAB 59, Noncurrent Marketable Equity Securities  (“SAB 59”), and SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities  (“SAB Topic 5M”). Under the FSP 115-1 model used to determine other-than-temporary impairments, the Company determined that the ARS investments were impaired in 2008 using cash flow discounting with a Monte Carlo simulation model.

As required by FSP 115-1, the Company considered whether the impairment should be deemed other-than-temporary.  The Company believes its ARS investments are not currently at risk of default since substantially all FFELP and student loan-backed investments held by the Company maintain credit ratings of “AAA,” “A” or “BBB” and there have been continued interest payments by the issuer.  However, due to the unprecedented events in the ARS market and extended lack of liquidity, as well as the current economic downturn and the related uncertainty in the financial markets, the Company cannot predict when liquidity will return to the ARS market.

As a result, the Company has concluded that its ARS investments have experienced an other-than-temporary impairment in fair value.  The Company will continue to evaluate the value of its ARS investments and may record future additional losses through earnings if the Company determines that the fair value of the ARS investments has declined below the new cost basis.

11.	Note Payable

In October 2008, the Company executed a Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”) enabling the Company to borrow up to $39,130,000.  The Company had granted Deutsche Bank a first priority security interest in certain of its ARS investments having a total combined par value of $55,900,000 as collateral.  Under the terms of the Note, the Company is required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010.  The Company may elect to pay back the full principal amount prior to the maturity date with no penalty.  Absent a Company default or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note.  Under the terms of the Note, and at the Company’s option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%.  The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of the Company’s Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.  As of March 31, 2009, the Company has borrowed $39,100,000 against the Note.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Note Payable (continued)

In April 2009, certain of the Company’s ARS investments were redeemed or sold, totaling $11,900,000 par value.  In accordance with the terms of the Note, the Company repaid $8,330,000 against the Note payable in April 2009, or 70% of the par value of the redeemed and sold ARS investments.  See Note 10 for more information on the Company’s ARS investments.

12.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments.  However, in February 2009, the Company filed an arbitration claim with the Financial Industry Regulatory Authority, Inc. (“FINRA”) against Deutsche Bank Securities, Inc. (“DBSI”) asserting various claims relating to investments in auction rate securities made on the Company’s behalf including, among others, claims for violation of federal and state securities laws, breach of contract, fraud, and breach of fiduciary and other duties.  On May 4, 2009, DBSI filed an Answer to the Statement of Claim wherein they denied all allegations.  The parties are now proceeding with discovery and selection of an arbitration panel.

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility.  As of March 31, 2009, the Company paid a total of $4,182,181 for the equipment, consisting of $2,282,573 classified as equipment not placed in service (see Note 6) and $1,899,608 classified as deposits (see Note 7) as the title of the equipment remains with the supplier until delivery to the Company.  In addition, under these agreements, the Company has estimated remaining purchase commitments of $46,760 for 2009 and $960,438 for 2010.

Employment Agreements

The Company has employment contracts with several individuals, which provide for annual base salaries and potential bonuses. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics (“Novartis”) and Kensey Nash Corporation (“Kensey Nash”).  Under these agreements, the Company has agreed to certain minimum purchase commitments of which there are commitments of $4,097,860 remaining for 2009 and estimated commitments of $2,938,466 and $3,085,389 for 2010 and 2011, respectively.

13.	Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the “option plan”). The option plan provides that awards of stock options, other equity interests or equity-based incentives in the Company may be granted to key personnel at an exercise price determined by the Company’s Compensation Committee, at the time the award is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any award granted pursuant to the option plan is 10 years from the date of grant.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Stock-Based Compensation (continued)

The employee stock options granted by the Company are structured to qualify as “incentive stock  options” (“ISOs”).  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company has not recognized any income tax benefit for the three months ended March 31, 2009 and 2008 for share-based compensation arrangements as the Company does not believe that it will recognize any deferred tax assets from such compensation costs recognized in the current period.

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

As of March 31, 2009, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance under the option plan.  Also as of March 31, 2009, a total of 2,643,155 options for shares of common stock were issued and outstanding and a total of 740,670 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 635,898 shares of common stock remaining available for future issuance in connection with the option plan.  The options vest over a period of not greater than five years and remain exercisable for five or 10 years from the date of grant.

During the three months ended March 31, 2009 and 2008, the Company granted stock options to purchase an aggregate of 547,638 and 505,778 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $8.54 and $14.15 per share, respectively.  There were 4,597 and 98,077 shares of common stock issued upon option exercises during the three months ended March 31, 2009 and 2008, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation cost recognized in the three months ended March 31, 2009 and 2008 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006 are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees  (“APB Opinion No. 25”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three months ended March 31, 2009 and 2008 as follows:

	2009	2008
Risk free interest rate	2.04%	2.77%
Expected dividend yield	—	—
Volatility factor of the expected market price	79%	80%
Forfeiture rate	5.7%	2.8%
Weighted average expected life of the option	8.4 years	7.7 years

Since the trading market for the Company’s common stock has a limited history, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. The fair value of each option is amortized over each option's vesting period.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Stock-Based Compensation (continued)

The Company’s net (loss) income includes compensation costs related to its stock-based compensation arrangements of $884,144 and $658,594 for the three months ended March 31, 2009 and 2008, respectively.  No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net (loss) income.

2005 Employee Stock Purchase Plan

During 2005, the Company’s board of directors approved the adoption of the 2005 Employee Stock Purchase Plan (the “purchase plan”). The Company’s purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended.  The Company has reserved 200,000 shares of common stock for purchase by employees under the purchase plan. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly market price.

Employees became eligible to participate in the purchase plan beginning July 1, 2006.  As of March 31, 2009, there were 151,178 shares remaining available for issuance under the purchase plan.  In accordance with the provisions of SFAS No. 123(R), the Company recorded stock-based compensation expense in connection with the purchase plan of $7,147 and $7,106 during the three months ended March 31, 2009 and 2008, respectively.

 401(k) Profit Sharing Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution plan (the “401(k) plan”) covering substantially all its employees fulfilling minimum age and service requirements.  Participation in the plan is optional.  The Company provides matching contributions at the discretion of the board of directors, and generally consists of matching contributions in shares of the Company’s common stock valued at up to 4% of eligible employee compensation.  Such matching contributions, if approved, are generally awarded during the first quarter of each calendar year, and cover the previous calendar year just ended.  As of March 31, 2009, there were 74,235 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of SFAS No. 123(R), the Company recorded stock-based compensation expense in connection with the 401(k) plan of $165,087 and $0 during the three months ended March 31, 2009 and 2008, respectively.

14.	Income Taxes

At March 31, 2009, the Company had federal net operating loss (“NOL”) carryforwards of $50,410,894 that will begin to expire in 2022.  State NOL carryforwards at March 31, 2009 totaled $37,637,827 and will expire between 2013 and 2028.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of SFAS No. 109, management believes that there is not sufficient evidence at March 31, 2009 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2009.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

The Company’s ability to use its NOL carryforwards could be limited and subject to annual limitations. In connection with future offerings, the Company may realize a “more than 50% change in ownership” which could further limit its ability to use its NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities.  Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of all or portions of its NOL carryforwards for federal income tax purposes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Income Taxes (continued)

The Company incurred net operating losses for the three months ended March 31, 2009 and 2008.  As of March 31, 2009, no income tax expense has been recorded.  As of March 31, 2008, the Company had estimated its federal income tax expense to be $122,500 related to the tax-deferred installment obligation on the January 2008 sale of its orofacial therapeutic business and had recognized the expense in the condensed consolidated statement of operations for the three months ended March 31, 2008.

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

15.	Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), establishes standards for reporting and display of comprehensive (loss) income and its components in the condensed consolidated financial statements.  The Company’s comprehensive (loss) income as defined by SFAS No. 130 is the total of net (loss) income and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of the Company’s comprehensive (loss) income for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Net (loss) income	$(8,031,351)	$31,303,215
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	1,551,677	(2,400,000)
Comprehensive (loss) income	$(6,479,674)	$28,903,215

16.	Subsequent Events

Sale of Shares of Common Stock to InterWest Partners

On April 3, 2009, the Company entered into a purchase agreement with InterWest Partners, pursuant to which the Company sold to an affiliate of InterWest Partners, a stockholder of the Company, 941,177 shares of common stock for an aggregate purchase price of approximately $8,000,000, or $8.50 per share.  The purchase transaction closed on April 7, 2009.  Prior to such purchase, InterWest Partners beneficially owned 4.7% of the Company’s outstanding shares of common stock.  After giving effect to the purchase, InterWest Partners owns 9.3% of the Company’s outstanding shares of common stock.  Chris Ehrlich, one of the Company’s directors, is a partner of InterWest Partners.  In connection with the transaction, the Company agreed to pay the reasonable fees and expenses of InterWest Partners’ counsel in connection with the purchase agreement, in an amount not to exceed $15,000.  The Company also agreed to file a registration statement with the SEC in connection with the resale of the shares purchased by InterWest Partners pursuant to the purchase agreement, and other shares of common stock beneficially owned by InterWest Partners, within 30 days of the closing of the rights offering discussed below.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Subsequent Events (continued)

Rights Offering

On April 3, 2009, the Company’s board of directors approved a rights offering of up to $17.0 million to be made, on a pro rata basis, to its existing stockholders of record as of April 21, 2009 (the “record date”).  Although the Company does not need the capital for its immediate plans of operation, the Company believes that it is in its best interest to raise capital in anticipation of its future needs.  The Company intends to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

In the rights offering, the Company is distributing non-transferable subscription rights to each of its stockholders, other than participants in the 401(k) plan.  Stockholders will receive one subscription right for each share of common stock held at 5:00 p.m. New York Time on the record date.  Each subscription right gives the holder a basic subscription privilege that may be exercised by the holder thereof to purchase 0.1017 shares of the Company’s common stock at a subscription price equal to $8.50 per share.  If there are remaining shares of common stock as a result of stockholders not exercising all of their basic subscription rights, then other stockholders who exercise all of their basic subscription rights may elect to purchase a portion of those remaining shares through an over-subscription right.  Eligible stockholders have the right to exercise all, a portion or none of their subscription rights.  Accordingly, the Company may raise up to $17.0 million in the rights offering, or an amount that is less than $17.0 million, depending on the participation of the Company’s stockholders in their sole discretion.

Standby Purchase Agreement

On April 4, 2009, in conjunction with the rights offering, the Company entered into a standby purchase agreement with Novo A/S, one of the Company’s stockholders.   In the standby purchase agreement, Novo A/S agreed to backstop the rights offering by purchasing up to $15,000,000 of the Company’s common stock in the rights offering.  This amount includes all of the shares purchasable by Novo A/S in connection with its basic subscription privilege and over-subscription privilege in the rights offering and its standby commitment.  The Company agreed to reimburse Novo A/S for all of its attorney’s fees incurred in connection with the standby purchase agreement and the standby purchase, subject to a maximum of $20,000.   The Company also agreed to file a registration statement with the SEC in connection with the resale of any shares purchased by Novo A/S in the rights offering and pursuant to the standby purchase agreement within 30 days of the closing of the rights offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009.

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

We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals of our first product, GEM 21S ®  Growth-factor Enhanced Matrix.  With the divestiture of GEM 21S in January 2008, we are now focused on developing this technology to stimulate tissue healing in orthopedic applications (such as certain types of bone fractures or fusions of the bones in the foot and ankle to eliminate chronic pain from trauma or arthritis), and potentially spine and sports injury applications.  Our current product candidates use the same key stimulator as GEM 21S, and are designed to target a broad range of clinical indications in bone, ligament, tendon and cartilage repair.

We currently have seven orthopedic clinical studies that are completed or are under way which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates in the pipeline, including our lead orthopedic product candidate Augment TM Bone Graft (“Augment”), formerly GEM OS1 bone graft, in treating bone defects and injuries.  In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring ligament, tendon and cartilage repair.

We have reported the results of a number of these studies, and those studies suggest that our platform technology may be effective in our target applications. If successful, we expect these clinical studies should lead to regulatory approval of our regenerative product candidates in the United States, Canada and Europe. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and less invasive treatment options in orthopedics, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

According to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007.  This economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our auction rate securities (“ARS”) investments.  Auctions for these securities have failed since the ARS market collapsed in February 2008, and as of March 31, 2009, we had been unable to liquidate the $60.0 million par value in ARS investments that we held.  In April 2009, however, we were able to sell two of our ARS investments and two of our ARS investments were redeemed by the issuer.  See “— Financial Overview” section for a further discussion of our ARS investments.

Our general business strategy may be adversely affected if the current economic conditions deteriorate further, or do not improve.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products.  However, since our anticipated product launch in the U.S. for our lead product candidate remains over a year away, the impact of the current recession on commercial opportunities for that product remains uncertain.

We have responded to the current economic crisis by investing our cash and cash equivalents and our short-term investments conservatively, securing a short-term credit facility to provide some liquidity for our ARS investments, and initiating cost reduction measures such as scaling back growth in staff to conserve cash and manage expenses.  In addition, to the extent possible given contractual commitments, the developer of a new manufacturing facility, which we have leased, has revised the construction schedule in order to postpone major expenses such as rent expense and equipment purchases.  We expect to move certain of our manufacturing operations to the new facility once construction is completed.  Also, we have filed an arbitration claim against Deutsche Bank Securities, Inc. (“DBSI”) seeking to force DBSI to repurchase the illiquid ARS investments that it purchased on our behalf in managing our discretionary cash management account.

Recent Developments

Sale of Shares of Common Stock to InterWest Partners

On April 3, 2009, we entered into a definitive purchase agreement with InterWest Partners X, LP, an affiliate of InterWest Partners, one of our existing stockholders and an affiliate of our company, for the private placement of 941,177 shares of our common stock for an aggregate purchase price of approximately $8.0 million, or $8.50 per share. The market price of our common stock was $7.45 per share on April 3, 2009. The purchase transaction closed on April 7, 2009.

Rights Offering

On April 3, 2009, our board of directors approved a rights offering of up to $17.0 million to be made, on a pro rata basis, to our existing stockholders of record as of April 21, 2009 (the “record date”).  Although we do not need the capital for our immediate plans of operation, we believe that it is in our best interest to raise capital in anticipation of our future needs.  We intend to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

In the rights offering, we are distributing non-transferable subscription rights to each of our stockholders, other than participants in the 401(k) plan.  Stockholders will receive one subscription right for each share of common stock held at 5:00 p.m. New York Time on the record date.  Each subscription right gives the holder a basic subscription privilege that may be exercised by the holder thereof to purchase 0.1017 shares of our common stock at a subscription price equal to $8.50 per share.  Eligible stockholders have the right to exercise all, a portion or none of their subscription rights.  If there are remaining shares of common stock as a result of stockholders not exercising all of their basic subscription rights, then other stockholders who exercise all of their basic subscription rights may elect to purchase a portion of those remaining shares through an over-subscription right.  Accordingly, we may raise up to $17.0 million in the rights offering, or an amount that is less than $17.0 million, depending on the participation of our stockholders, in their sole discretion.

Standby Purchase Agreement

On April 4, 2009, in conjunction with the rights offering, we entered into a standby purchase agreement with Novo A/S, one of our existing stockholders.   In the agreement, Novo A/S agreed to backstop the rights offering by purchasing up to $15.0 million, at $8.50 per share, of our common stock in the rights offering.  This amount includes all of the shares purchasable by Novo A/S in connection with its basic subscription privilege and over-subscription privilege in the rights offering and its standby purchase commitment.  Novo A/S is an “interested stockholder” for purposes of Section 203 of the Delaware General Corporation Law.  In accordance with such law, Novo A/S’s participation in the rights offering as a standby purchaser requires the approval, in an annual or special meeting of stockholders, of 66 2/3% of our outstanding shares of common stock, not including shares held by Novo A/S, its affiliates or associates.  We are soliciting such approval at our upcoming annual meeting of stockholders on June 18, 2009.

Clinical Trial Updates – AugmentTM Bone Graft

North American Augment Pivotal Study — Foot and Ankle Fusions — We expect to file a modular pre-market approval (“PMA”) application for Augment beginning in the spring of 2009.  A modular submission breaks the PMA document into three sections or “modules” filed at different times that together become a complete application.  The modular approach allows the applicant to potentially resolve any concerns noted by the U.S. Food and Drug Administration (“FDA”) earlier in the review process than would occur with a traditional PMA application, and may ultimately shorten the review and approval timeline.  We expect to file the pre-clinical and the manufacturing/quality modules in the second quarter of 2009, and the clinical data module in the fourth quarter of 2009.  We also expect to release data from the trial in the fourth quarter of 2009.

EU Augment Trial — Foot and Ankle Fusions — As of November 10, 2008, we completed enrollment in the EU clinical study with Augment for the treatment of foot and ankle fusions with a total enrollment of 108 patients. We expect that the data from the study should be available early in 2010.

Canadian Augment Pilot and Registration Trial — Foot and Ankle Fusions — In the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada. The DLA submission is required in Canada for approval to commercialize Augment as a medical device for use in the treatment of foot and ankle fusions.  We recently responded to a letter from Health Canada setting forth what we believed to be the remaining open issues concerning the DLA.  We anticipate a decision on the DLA around the middle of 2009.

Clinical Trial Updates – AugmentTM Injectable Bone Graft

We previously announced results from both the Canadian Augment Injectable Pilot Trial and the EU (Swedish) Augment Injectable Pilot Trial investigating the use of Augment Injectable in patients being treated for foot and ankle fusions and distal radius (wrist) fractures, respectively.  The results of the studies provided sufficient evidence of Augment Injectable’s safety and clinical utility to move this product candidate forward in the development process.  We expect to initiate a pivotal trial with this product candidate later this year.

European Medicines Agency Filing Update – GEM 21S Bone Graft

We previously announced that the Marketing Authorization Application (“MAA”) for GEM 21S was validated and was under review by the European Medicines Agency (“EMEA”).  We have received the 180-Day Response from the EMEA wherein they raise a number of issues that we must address before the MAA will be approved.  In the response, the EMEA questions the sufficiency of the data that we submitted to establish efficacy of GEM 21S, and in particular, questions the sufficiency of our six month 180 patient pivotal study to prove efficacy of a medicinal product.  In addition, the EMEA raised questions regarding the specifications for the PDGF drug substance.  Approval of the MAA submission is required for distribution and commercialization of GEM 21S as a medicinal combination product in the European Union (“EU”).  Upon the approval of GEM 21S in the EU, a $10.0 million milestone payment to us from Luitpold Pharmaceuticals, Inc. (“Luitpold”), a U.S. subsidiary of Daiichi Sankyo Co., Ltd, who owns and markets GEM 21S through its Osteohealth Company, is triggered.  Based on the issues raised in the EMEA’s response, the timing of our receipt of the $10.0 million milestone payment is uncertain, and therefore our financial guidance for 2009 excludes this payment.

Patent Updates

In January 2009, we announced the United States Patent Office issued to us U.S. Patent No. 7,473,678 entitled “Platelet-Derived Growth Factor Compositions and Methods of Use Thereof.” The claims within this patent cover compositions of PDGF combined with matrix materials having defined characteristics. The claims cover our protein therapeutic-device combination product candidates Augment and Augment Injectable. This patent will remain in force until at least June 2025, during which time it will prohibit the marketing by potential competitors of similar or generic versions of Augment, Augment Injectable, GEM 21S and potentially other PDGF products we have in development.

FDA Panel Meeting on Stryker Biotech’s OP-1

The FDA’s Orthopaedic and Rehabilitation Devices Panel (the “Panel”) met on March 31, 2009 to provide advice and a recommendation on the approvability of the PMA application submitted by Stryker Biotech (“Stryker”) for OP-1 Putty (“OP-1”).  OP-1 is a combination product that includes a recombinant bone morphogenic protein (“BMP-7”), and is indicated for certain spinal fusion procedures.  OP-1 and our Augment product are two of only three biopharmaceutical drug device combination products that have advanced to pivotal clinical trials or have been commercialized for orthopedic uses, to our knowledge.  At the conclusion of the meeting, the Panel voted (6-1-0) to recommend that the PMA application for OP-1 Putty be found “Not Approvable.”

On April 3, 2009, we participated in a conference call hosted by Wedbush Morgan Securities to discuss the implications of the Panel’s decision on our Augment development program.  During the call, we highlighted several important distinctions between Augment and OP-1 which suggest that the Panel’s negative conclusions with regard OP-1 should not apply to Augment.  In particular, we noted that: (1) Augment is composed of an entirely different protein therapeutic, is sterilized with an entirely different process and is formulated in an entirely different manner than OP-1; (2) we have seen much more limited non-neutralizing antibody formation (i.e., antibodies that do not inhibit the activity of naturally occurring proteins found in the body) with Augment; (3) patients in our studies have not experienced any serious device related adverse events; (4) unlike the OP-1 trial that utilized plain film radiographs, our Augment trial requires the use of CT scans to measure bone healing, which the Panel agreed is a more accurate and sensitive way to assess bone healing; and (5) unlike the OP-1 trial’s complicated primary endpoint that was a composite of several different assessments and which was changed several times throughout the trial, the endpoint for our Augment trial is very straightforward (percent of patients fused as assessed by CT scans at six months after treatment) and has never changed.  Based on these significant differences between our Augment trial and the OP-1 trial, we believe that the negative OP-1 Panel decision will have little, if any, impact on our Augment trial.

Financial Overview

From inception in 1999 through March 31, 2009, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (“IPO”) in May 2006 and our secondary public offering in February 2007), from the licensing and sale of our orofacial therapeutic business in January 2008, from a credit facility with Deutsche Bank AG (“Deutsche Bank”) and from research and development agreements, grants, product sales and royalties.

The remaining proceeds of these activities are reflected in the balance of cash and investments, which total $88.8 million as of March 31, 2009.  Our investments portfolio includes $42.5 million in short-term investments consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $30.1 million, a U.S. Treasury Note of $1.5 million, and certain student loan backed ARS investments totaling $10.9 million.  Our investments portfolio also includes $37.2 million in long-term investments consisting of ARS investments.

Generally, the ARS investments that we hold are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”), and have credit ratings of “AAA,” “A,” and “BBB.”  The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.  As of March 31, 2009, the total fair value of our short-term and long-term investments in ARS classified as available for sale was $48.1 million.  There is currently no viable market for these ARS investments as auctions for ARS have failed since February 2008, and as of March 31, 2009, we had been unable to liquidate the $60.0 million par value in ARS investments that we held.  In April 2009, however, we sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10.9 million.  The total par value of these ARS investments was $11.9 million.  We cannot be sure when liquidity will return to the ARS market.  Therefore, we intend to hold the remaining ARS investments in our portfolio for at least the next twelve months, and accordingly, they have been classified as long-term on our condensed consolidated balance sheet at March 31, 2009.

In October 2008, to address the liquidity issues associated with these ARS investments in the short-term, we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral. As of March 31, 2009, we had borrowed $39.1 million, and as such these funds are reflected in the balance of cash and investments, as well as the related note payable liability, on our condensed consolidated balance sheets.  In April 2009, as certain of our ARS investments were redeemed or sold, we repaid $8.3 million, or 70% of the par value of the redeemed and sold ARS investments, against the Note payable in accordance with the terms of the Note.

We continue to incur research and development expenses due to our internal research capabilities and due to the numbers of patients we have enrolled and expect to enroll in the clinical trials of Augment and our other product candidates. We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success. We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials of Augment and Augment Injectable in the United States, Canada and the EU, and pre-clinical studies of Augment, Augment Injectable and our sports medicine product candidates, as well as continuing expenses associated with regulatory filings, including the EU regulatory filing for GEM 21S.

The following table summarizes our research and development expenses for the three months ended March 31, 2009 and 2008.  Direct external costs represent significant expenses paid to third parties that specifically relate to the development costs on our products, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended March 31,
Costs	2009	2008
Direct external:
Periodontal	$62,608	$565,939
Orthopedic	1,957,717	2,594,324
Sports medicine	147,443	63,506
	2,167,768	3,223,769
Internal:
Periodontal	161,315	127,225
Orthopedic	2,348,287	2,386,346
Sports medicine	510,057	403,883
	3,019,659	2,917,454
Total	$5,187,427	$6,141,223

We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

Since inception, we have incurred losses from operations each year.  As of March 31, 2009, we had an accumulated deficit of $80.4 million, which includes a $13.4 million impairment loss on auction rate securities recorded in earnings in 2008.  We recorded a $1.5 million unrealized gain on ARS investments in accumulated other comprehensive income on our condensed consolidated balance sheet for the three months ended March 31, 2009.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future marketing sales and distribution network to represent our products.  Also, given the sale of our remaining orofacial therapeutic business, we do not have an FDA approved product in commercialization.

Even with the cost reduction measures discussed in “— Overview,” the successful development of Augment or any of our other product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

▪	the scope, rate of progress and cost of our clinical trials;

▪	future clinical trial results;

▪	the cost and timing of regulatory approvals;

▪	the establishment of marketing, sales and distribution;

▪	the cost and timing associated with licensing, business relationships and similar arrangements;

▪	the cost and timing of establishing clinical and commercial supplies of Augment and our other product candidates;

▪	the timing and results of our pre-clinical research programs;

▪	the effects of competing technologies and market developments; and

▪	the industry demand and patient wellness behavior as businesses and individuals suffer from the current economic downturn.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net loss for the three months ended March 31, 2009 was $8.0 million, or $(0.43) per diluted share, compared to net income of $31.3 million, or $1.62 per diluted share, for the same period in 2008.  We anticipate that our operating losses, which are only partially offset by revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Disposal of Orofacial Therapeutic Business

▪
In January 2008, we sold our orofacial therapeutic business (GEM 21S) to Luitpold.  As a result, in the three months ended March 31, 2008, we recorded a $39.3 million net gain on the transaction.  As of March 31, 2009, we have received $30.0 million in cash from the sale transaction and $3.4 million in cash from the sale of existing inventory.

▪
Under the terms of the sale agreement, we expect to receive an additional $10.0 million time-based payment due in cash by the end of 2009.  At March 31, 2009, we had recorded a receivable for $9.9 million, which represents the discounted balance of the $10.0 million due from Luitpold.  We recorded $0.1 million of interest income from the accretion of the receivable during the three months ended March 31, 2009.  Furthermore, we expect to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.

Revenue and Cost of Sales

▪	No product sales revenues, nor cost of sales, were recorded for the three months ended March 31, 2009 and 2008, respectively, due to the January 2008 sale of our orofacial therapeutic business.

▪
Royalty income for the three months ended March 31, 2009 was $0.1 million, compared to $0.2 million for the same period in 2008.  Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product.  In the three months ended March 31, 2009, Luitpold’s net sales of GEM 21S were $1.4 million, down from $2.3 million in the same period in 2008.  We believe that the current economic downturn may have negatively impacted the demand for elective dental procedures, such as regenerative procedures using GEM 21S, potentially resulting in decreased sales compared to the prior year.

▪
Sublicense fee income for the three months ended March 31, 2009 and 2008, respectively, was $0.2 million.  Sublicense fee income is based on certain milestone payments received from Luitpold.  In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments, which begins upon receipt of the payments, is being amortized on a straight-line basis over the remaining life of the exclusive sublicense agreement with Luitpold which expires in 2026.

Research and Development Expenses

▪
Research and development expenses for the three months ended March 31, 2009 were $5.2 million, compared to $6.1 million for the same period in 2008.  The $0.9 million decrease is due to decreased professional services expenses for clinical costs, which have decreased $0.3 million in 2009 after the inital start-up costs of clinical trials in 2008.  In addition, contract manufacturing costs, outside consultants and milestone expenses decreased by $0.6 million.

▪
We expect that research and development expenses will continue as a result of new and ongoing clinical trials of Augment and our other product candidates in the United States, Canada and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $2.4 million, compared to $2.3 million for the same period in 2008.  These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended March 31, 2009 was $0.3 million, compared to $0.4 million for the same period in 2008.  During the three months ended March 31, 2009, we purchased lab and office equipment, and incurred equipment engineering design and planning costs totaling $0.2 million.

Patent License Fee Amortization

Patent license fee amortization for the three months ended March 31, 2009 was $0.8 million, compared to $0.6 million for the same period in 2008. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.5 million as of March 31, 2009.

Interest and Investment Income (Loss)

▪	Total net interest and investment income for the three months ended March 31, 2009 was $0.3 million, compared to $1.1 million for the same period in 2008.

▪
Interest expense on our $39.1 million note payable was $0.2 million for the three months ended March 31, 2009.  No such interest expense was incurred during the three months ended March 31, 2008 because the note payable was not incurred until October 2008.

▪
Interest rates earned on our cash and money market accounts ranged from 0.00% to 0.80% during the three months ended March 31, 2009, which is a significant decrease from the same period in 2008 when interest rates ranged from 2.10% to 4.10%.

▪
Interest rates earned on our short-term and long term investments ranged from 0.00% to 5.25% during the three months ended March 31, 2009, which is a significant decrease from the same period in 2008 when interest rates ranged from 0.00% to 13.428%.

Provision for Income Taxes

At March 31, 2009, we had federal net operating loss carryforwards of $50.4 million that will begin to expire in 2022.  State net operating loss carryforwards at March 31, 2009 totaled $37.6 million and will expire between 2013 and 2028.

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

Liquidity and Capital Resources

In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  As of March 31, 2009, we have received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory.  Under the terms of the sale agreement, we expect to receive an additional $10.0 million in time-based payments due by the end of 2009 as well as ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.

We further expect to receive a $10.0 million milestone payment based upon the future anticipated EU regulatory approval of GEM 21S as pre-established in a prior agreement between us and Luitpold.

At March 31, 2009, we had $9.1 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.

In addition to the balance of cash and cash equivalents at March 31, 2009, we had $42.5 million in short-term investments that are classified as available for sale consisting of GSE securities totaling $30.1 million, a U.S. Treasury Note for $1.5 million, and $10.9 million of certain ARS investments redeemed or sold in April 2009.  The GSE securities have maturity dates from April 2009 through December 2009.  The U.S. Treasury Note has a maturity date of April 30, 2009.

Also at March 31, 2009, we had long-term investments of $37.2 million in student loan backed ARS investments that are classified as available-for-sale and recorded at fair value.  As of March 31, 2009, the total fair value of our short-term and long-term ARS investments was $48.1 million, consisting of $37.6 million in bonds with a credit rating of “AAA,” $7.4 million in bonds with a credit rating of “A” and $3.1 million in bonds with a credit rating of “BBB.”  Generally, the ARS investments are bonds sold by state guarantee agencies backed by student loans under the FFELP.  The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

Auctions for these ARS investments have failed since February 2008, and as of March 31, 2009, we had been unable to sell them.  In April 2009, however, we sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10.9 million.  The current economic downturn and the related uncertainty in the markets have negatively impacted our ability to resolve the liquidity issues of our other ARS investments.  We intend to hold the remaining ARS investments in our portfolio for at least the next twelve months, and accordingly, they have been classified as long-term on our condensed consolidated balance sheet at March 31, 2009.

Fair value measures of our ARS investments have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.  In 2008, we had determined that our ARS investments had experienced an other-than-temporary impairment in fair value and we had estimated the fair value to be $46.6 million, representing an impairment loss of $13.4 million, as of December 31, 2008.  Based on a cash flow discounting model and other information, we have estimated the fair value to be $48.1 million as of March 31, 2009, representing an unrealized gain on investments of $1.5 million recorded in accumulated other comprehensive income on our condensed consolidated balance sheet for the three months ended March 31, 2009.

In October 2008, to address the liquidity issues associated with these ARS investments in the short-term, we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral.  We had granted Deutsche Bank a first priority security interest in certain of our ARS investments having a total combined par value of $55.9 million as collateral.  Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note.  All outstanding principal amounts are due and payable in full on the maturity date in October 2010.  We may elect to pay back the full principal amount prior to the maturity date with no penalty.  Absent a default by our company or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note.  Under the terms of the Note, and at our option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%.  The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of our Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.  In April 2009, as certain of our ARS investments were redeemed or sold, we repaid $8.3 million, or 70% of the par value of the redeemed and sold ARS investments, against the Note payable in accordance with the terms of the Note.

In April 2009, we sold 941,177 shares of our common stock to InterWest Partners X, LP, an affiliate of InterWest Partners, one of our existing stockholders and an affiliate of our company, for an aggregate purchase price of approximately $8.0 million, or $8.50 per share.  In addition, our board of directors approved a rights offering of up to $17.0 million to be made, on a pro rata basis, to our existing stockholders of record as of April 21, 2009 (the “record date”).  In conjunction with the rights offering, we entered into a standby purchase agreement with Novo A/S, one of our stockholders.   In the standby purchase agreement, Novo A/S agreed to backstop the rights offering by purchasing up to $15.0 million, at $8.50 per share, of our common stock in the rights offering.  Although we do not need the capital for our immediate plans of operation, we believe that it is in our best interest to raise capital in anticipation of our future needs.  We intend to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

Because of the significant time it may take for Augment or our other product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources.  We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means.  We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations.  To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility.  To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us.  In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones.  Failure to achieve these milestones may harm our future capital position. Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.  If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, pre-clinical or clinical programs.

We believe that the March 31, 2009 balance of our cash and investments, the funds borrowed in October 2008 from our $39.1 million credit facility, the $8.0 million received in April 2009 from the InterWest Partners’ purchase of our company’s common stock, and the expected $10.0 million in time-based payments to be received in 2009 from Luitpold will be sufficient to fund our business operations through at least the first quarter of 2010.

For the three months ended March 31, 2009, net cash used in operating activities was $9.8 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2009 and consisted of the net sales of short-term investments, offset in part by engineering design and planning costs for the new manufacturing facility at our corporate headquarters and capitalized patent costs.  Net cash provided by financing activities for the three months ended March 31, 2009 consisted primarily of $0.1 million in net proceeds from issuance of common stock under our stock-compensation plans.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), establishes standards for reporting and display of comprehensive (loss) income and its components in the condensed consolidated financial statements.  Our comprehensive (loss) income as defined by SFAS No. 130 is the total of net (loss) income and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of our comprehensive (loss) income for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009 (in millions)	2008 (in millions)
Net (loss) income	$(8.0)	$31.3
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	1.5	(2.4)
Comprehensive (loss) income	$(6.5)	$28.9

Recent Accounting Pronouncements

Fair Value Measurements and Other-Than-Temporary Impairments

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP changes existing guidance for determining whether impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.  Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.  The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively.

The FSPs set forth above are effective for our company as of June 30, 2009, with early adoption permitted as of March 31, 2009.  We did not elect early adoption of the FSPs, and we are currently evaluating the impact of adoption on our condensed consolidated financial statements, but do not believe that adoption will have a material impact on our condensed consolidated financial statements.

Business Combinations

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective, for our company, for business combinations occurring after January 1, 2009.  The impact of adoption of the FSP on our condensed consolidated financial statements will depend on the nature, terms and size of future business combinations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.00% to 0.80% during the three months ended March 31, 2009.  We have not used derivative financial instruments for speculation or trading purposes.

As of March 31, 2009, we had $42.5 million in short-term investments that are classified as available for sale, consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $30.1 million, a U.S. Treasury Note for $1.5 million, and certain student loan backed auction rate securities (“ARS”) totaling $10.9 million which were redeemed and sold in April 2009.  The GSE securities have maturity dates from April 2009 through December 2009. The U.S. Treasury Note has a maturity date of April 30, 2009.   Also as of March 31, 2009, we had long-term investments of $37.2 million in ARS that are classified as available-for-sale and recorded at fair value.

As of March 31, 2009, the total fair value of our short-term and long-term investments in ARS was $48.1 million, consisting of $37.6 million in bonds with a credit rating of “AAA,” $7.4 million in bonds with a credit rating of “A” and $3.1 million in bonds with a credit rating of “BBB.”  Generally, these ARS investments are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”).  The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.  Auctions for these ARS investments have failed since February 2008, and as of March 31, 2009, we had not been able to sell them. In 2008, we had determined that our ARS investments had experienced an other-than-temporary impairment in fair value and we had estimated the fair value to be $46.6 million, representing an impairment loss of $13.4 million, as of December 31, 2008.  Based on a cash flow discounting model and other information, we have estimated the fair value to be $48.1 million as of March 31, 2009, representing an unrealized gain on investments of $1.5 million recorded in accumulated other comprehensive income on our condensed consolidated balance sheet for the three months ended March 31, 2009.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding our internal controls over financial reporting or an attestation report from our registered independent public accounting firm.  Our annual report on Form 10-K filed with the SEC on March 12, 2009 for the fiscal year ended December 31, 2008 included a report by our management on our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  The annual report contained an evaluation by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, and concluded that, as of December 31, 2008, our internal controls over financial reporting was effective.  Our annual report for the year ended December 31, 2008 also contained an attestation opinion from our independent registered public accounting firm on the effectiveness of internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In February 2009, we filed an arbitration claim with the Financial Industry Regulatory Authority, Inc. (“FINRA”) against Deutsche Bank Securities, Inc. (“DBSI”) asserting various claims relating to investments in auction rate securities made on our behalf including, among others, claims for violation of federal and state securities laws, breach of contract, fraud, and breach of fiduciary and other duties.  On May 4, 2009, DBSI filed an Answer to the Statement of Claim wherein they denied all allegations.  The parties are now proceeding with discovery and selection of an arbitration panel.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results.  The risks disclosed in our Annual Report on Form 10-K, and the risks described below, which represent new or materially updated risks previously disclosed in the Annual Report on Form 10-K, may not be the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Financial Results and Need for Financing

We may need to raise additional capital in the future.  If we are unable to successfully raise additional capital in the future, our product development or product commercial launch could be limited and our long term viability may be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock and the licensing and sale of our orofacial therapeutic business.  We believe our existing cash and investments, including the net proceeds of our February 2007 secondary public offering, the January 2008 sale of our orofacial therapeutic business to Luitpold, the April 2009 sale of common stock to InterWest Partners, and funds borrowed in October 2008 from our Deutsche Bank credit facility, as well as milestone payments expected to be received in 2009, will be sufficient to meet our anticipated cash requirements at least through the first quarter of 2010.

On April 3, 2009, our company’s board of directors approved a rights offering of up to $17.0 million to be made, on a pro rata basis, to our existing stockholders of record as of April 21, 2009 (the “Record Date”).  In the rights offering, we are distributing non-transferable subscription rights to each of our stockholders, other than participants in our 401(k) plan.  Stockholders will receive one subscription right for each share of common stock held at 5:00 p.m. New York Time on the Record Date.  Each subscription right gives the holder a basic subscription privilege that may be exercised by the holder thereof to purchase 0.1017 shares of our common stock at a subscription price equal to $8.50 per share.  If there are remaining shares of common stock as a result of stockholders not exercising all of their basic subscription rights, then other stockholders who exercise all of their basic subscription rights may elect to purchase a portion of those remaining shares through an over-subscription right.  Eligible stockholders have the right to exercise all, a portion or none of their subscription rights.

On April 4, 2009, in conjunction with the rights offering, we entered into a standby purchase agreement with Novo A/S, one of our stockholders.   In the agreement, Novo A/S agreed to backstop the rights offering by purchasing up to $15.0 million, at $8.50 per share, of our common stock in the offering.  The participation of Novo A/S as the standby purchaser is subject to several conditions, including stockholder approval, and we may cancel the rights offering at any time.  There can be no assurances that the rights offering will be completed, or that the appropriate stockholder approval will be obtained to permit the completion of the standby purchase commitment.

We may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings.  We may seek such additional funds regardless of the extent to which funds are raised through our pending rights offering.

The rights offering and other potential financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternatives that may be available to us in considering strategic transactions, dividends or liquidation preferences, debt service and/or revenue sharing arrangements.  If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.  Any such required financing may not be available in amounts or on terms acceptable to us and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations.

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings.

Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unforeseen developments during our pre-clinical activities and clinical trials;

•	delays in the timing of receipt of required regulatory approvals;

•	unanticipated expenditures in research and development or manufacturing activities;

•	delayed market acceptance of our approved product;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our product candidates;

•	additional inventory builds to adequately support the launch of new products;

•	unforeseen changes in healthcare reimbursement for procedures using our approved product;

•	inability to train a sufficient number of surgeons to create demand for our approved product;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our approved product;

•	enactment of new legislation or administrative regulations;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	the failure to comply with regulatory guidelines;

•	unforeseen cost overruns associated with completion of a new manufacturing facility that we intend to lease; and

•	the uncertainty in industry demand and patient wellness behavior as businesses and individuals suffer from the current economic downturn.

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

Liquidation of our investments could be delayed.

As of March 31, 2009, we had investments in student loan backed auction rate securities (“ARS”) with a combined par value of $60.0 million.  According to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007.  This economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our auction rate securities (“ARS”) investments.  Auctions for these securities have failed since the ARS market collapsed in February 2008, and as of March 31, 2009, we had been unable to liquidate the $60.0 million par value in ARS investments that we held.

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

We had determined that our ARS investments had experienced an other-than-temporary impairment in fair value, and had estimated the fair value to be $46.6 million as of December 31, 2008.  In April 2009, however, we were able to sell two of our ARS investments and two of our ARS investments were redeemed by the issuer.  Based on a cash flow discounting model, the April 2009 redemption and sale of certain ARS investments, and other information, we have estimated the fair value to be $48.1 million as of March 31, 2009.

There can be no guarantee that the market will reform or that our remaining ARS investments will be liquidated, or even if liquidated, that they will be sold in the timeframe necessary to meet our operational and financial liquidity needs. In addition, even if liquidated, we may be forced to sell these ARS investments at a value that is significantly less than their par value or less than the fair value as reported herein.

If we default on our Deutsche Bank Time Promissory Note, it could have a material adverse effect on our company.

 In October 2008, we executed a Time Promissory Note (“Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”) enabling us to borrow up to $39.1 million, and we had previously drawn down $39.1 million under the credit facility. The Note was originally secured by certain ARS investments that we owned having a total par value of $55.9 million. In April 2009, certain of our ARS investments were redeemed or sold, totaling $11.9 million par value.  In accordance with the terms of the Note, we repaid $8.3 million against the Note payable in April 2009, or 70% of the par value of the redeemed and sold ARS investments.

Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note. All outstanding principal amounts are due and payable in full on the maturity date in October 2010.  Because of the variable interest rates on the collateral ARS investments, the interest payments that we earn on the collateral ARS investments may be insufficient to cover the interest payments due on outstanding loans under the Note, which may result in significant costs to us.  If we fail to make the required interest payments or otherwise default on certain obligations under the Note, all outstanding principal borrowed under the Note may become immediately due and payable.  Upon such default, Deutsche Bank is permitted to sell the collateral ARS investments, and may do so at a price that is significantly less than their par value. As a result, the proceeds from the sale of the collateral ARS investments may be insufficient to cover our outstanding loan balance, and Deutsche Bank may pursue other assets that we own to recover any remaining balance under the Note, which may have a material adverse effect on our company.

Risks Relating to the Ownership of Our Common Stock

Our executive officers, directors and their affiliates maintain the ability to substantially influence all matters submitted to stockholders for approval.

As of April 21, 2009, our executive officers, directors, and their affiliates beneficially owned shares representing approximately 19.2% of our capital stock. This includes 941,177 shares of our common stock that was sold to InterWest Partners on April 7, 2009 for an aggregate purchase price of approximately $8.0 million, or $8.50 per share. Chris Ehrlich, who is one of our directors, is an affiliate of InterWest. We have also entered into a standby purchase agreement with Novo A/S pursuant to which Novo A/S has agreed to backstop a rights offering that we are pursuing.  Under the standby purchase agreement, Novo A/S has agreed to acquire from us, at the same subscription price offered to other stockholders, any shares of common stock that are not subscribed for pursuant to the exercise of basic subscription or over-subscription privileges granted as part of the rights offering, subject to a maximum total commitment of $15.0 million.  As of April 21, 2009, Novo A/S owned approximately 17.2% of our outstanding common stock. The number of shares that will be purchased by Novo A/S can only be determined upon the completion of the rights offering. If no shares of common stock are subscribed for by other stockholders under the rights offering, and if Novo A/S purchases up to its maximum total commitment of $15.0 million pursuant to its obligations as set forth in the standby purchase agreement, Novo A/S’s ownership will be approximately 24.0% of our outstanding common stock after the rights offering.

Accordingly, our current executive officers, directors, and their affiliates, and Novo A/S have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. This concentration of ownership may delay or prevent a change in control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

The market price of our common stock could drop significantly if our existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them.  All of the shares sold in our May 2006 IPO and in our February 2007 secondary offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act.  We expect that we also will be required to register any securities sold in future private financings.  In addition, all of our common stock issued prior to our IPO is freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates.  Furthermore, as of April 13, 2009, holders of approximately 3,705,385 shares of our common stock had piggyback registration rights with respect to their shares in connection with future offerings. Those registration rights will expire upon the earlier of the transfer of those shares by the holder of the rights or the fifth anniversary of our IPO which will occur in May 2011. Sales by stockholders of substantial amounts of our shares, including sales by Novo A/S or InterWest Partners, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

As of March 31, 2009, there were options issued and outstanding to purchase 2,643,155 shares of our common stock with a weighted average exercise price of $9.23. Also at March 31, 2009, there were 635,898 options remaining available for future for issuance of options under our stock option plan.

Regulatory Risks

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

International sales of our product and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold.  Accordingly, the introduction of our product candidates in markets outside the United States will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country and differs from the U.S. requirements.  Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. We may also be required to perform additional pre-clinical or clinical studies even if the FDA approval has been obtained. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by foreign government authorities is unpredictable and uncertain and can be expensive. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

In Canada, the manufacture, distribution and use of medical devices, drugs and equipment is regulated by a variety of industry-specific statutes and regulations.  Medical products sold in Canada are regulated by the Canadian Food and Drugs Act.  Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada, we will need to present data from additional clinical trials to obtain approval for our orthopedic product candidates.  In the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada seeking approval to commercialize Augment as a medical device for use in the treatment of foot and ankle fusions.  Although the Augment DLA included certain clinical data relating to the use of Augment in foot and ankle fusions and also included GEM 21S clinical data, we may need to present additional data from other clinical trials to obtain approval for Augment in Canada.  We ultimately may not obtain the approvals necessary to market our product candidates in Canada.

Under EU regulatory systems, GEM 21S is being reviewed and our lead product candidates, Augment and Augment Injectable, may be reviewed as a medicinal product.  Marketing authorization for medicinal products can be submitted under the centralized European Agency for the Evaluation of Medicinal Products or the decentralized mutual recognition process.  It is our understanding that the centralized procedure is mandatory for biotechnology derived products such as GEM 21S, Augment and Augment Injectable.  If a product is approved under the centralized procedure, it receives a single marketing authorization that is valid in all EU member states.  The decentralized process provides for mutual recognition of national approved decisions which allows the holder of an approval from one EU member state to submit an application in other member states requesting that they recognize the approval already granted.  To date, the European Medicines Agency (“EMEA”) has indicated that our Marketing Authorization Application (“MAA”), is not sufficient to gain approval of GEM 21S in the EU.  We may be required to submit additional clinical and manufacturing data to obtain approval of GEM 21S, and there is no assurance that such data will be sufficient to gain approval of GEM 21S.  In addition, our Augment family of product candidates may encounter similar issues, and there can be no assurances that we will obtain EU approval for our product candidates.

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

Dated:  May 7, 2009

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer