Form 10-Q
period 2009-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2009-08-10
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

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

As of August 6, 2009, there were issued and outstanding 21,750,313 shares of the registrant's common stock.

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

These forward-looking statements include, among other things, statements about:

▪	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for our product candidates;

•	regulatory actions that could adversely affect the price of or demand for our approved products;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for our product candidates;

•	financial markets, including the market for auction rate securities;

•	the competitive environment; and

•	the current economic downturn.

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

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$21,314,139	$17,534,963
Investments - short term	40,861,867	33,218,233
Receivables - trade	-	1,084
Receivables - other	10,396,209	11,635,778
Inventory	1,261,622	-
Prepaid expenses	586,143	503,032
Total current assets	74,419,980	62,893,090
Investments - long term	39,773,050	46,624,040
Inventory	-	1,261,987
Prepaid expenses - long term	27,322	58,673
Property and equipment, net	6,608,052	7,014,262
Capitalized patent license fees, net	3,715,296	4,983,729
Deposits	2,284,608	2,284,608
Total assets	$126,828,308	$125,120,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,133,724	$4,325,907
Accrued payroll, employee benefits and payroll taxes	1,760,555	2,304,016
Other accrued expenses	1,578,244	2,392,236
Current portion of capital lease obligations	18,620	18,187
Current portion of note payable	140,000	-
Deferred revenue	971,188	971,188
Total current liabilities	5,602,331	10,011,534
Accrued rent - related party	408,780	399,256
Capital lease obligations	25,293	34,713
Deferred revenue	16,039,263	16,520,866
Note payable	30,630,000	39,100,000
Total liabilities	52,705,667	66,066,369

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized; 21,735,380 shares issued and outstanding as of June 30, 2009; 18,714,067 shares issued and outstanding as of December 31, 2008	21,735	18,714
Additional paid-in capital	158,207,006	131,262,570
Accumulated other comprehensive income	2,592,986	135,542
Accumulated deficit	(86,699,086)	(72,362,806)
Total stockholders’ equity	74,122,641	59,054,020
Total liabilities and stockholders’ equity	$126,828,308	$125,120,389

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Royalty income	$131,228	$208,823	$270,362	$435,995
Sublicense fee income	242,132	242,132	481,603	484,264
Other revenue	-	6,710	-	25,141
Total revenues	373,360	457,665	751,965	945,400
Costs and expenses:
Research and development	5,159,144	6,824,039	10,346,571	12,965,262
General and administrative (a)	2,388,780	2,513,394	4,779,320	4,857,821
Depreciation and capital lease amortization	339,397	356,181	681,966	711,974
Patent license fee amortization	696,095	616,221	1,469,419	1,232,443
Total costs and expenses	8,583,416	10,309,835	17,277,276	19,767,500
Loss from operations	(8,210,056)	(9,852,170)	(16,525,311)	(18,822,100)
Interest (expense) income, net	(67,604)	118,159	(160,380)	329,823
Investment income, net	1,972,731	565,564	2,349,411	1,447,626
Gain on disposal of equipment	-	-	-	5,025
(Loss) gain on disposal of orofacial therapeutic business	-	(3,705)	-	39,293,189
(Loss) income before income taxes	(6,304,929)	(9,172,152)	(14,336,280)	22,253,563
Income taxes	-	-	-	122,500
Net (loss) income	$(6,304,929)	$(9,172,152)	$(14,336,280)	$22,131,063
Net (loss) income per common share:
Basic	$(0.32)	$(0.50)	$(0.75)	$1.20
Diluted	$(0.32)	$(0.50)	$(0.75)	$1.15
Weighted average shares used to compute net (loss) income per common share:
Basic	19,723,532	18,510,222	19,221,488	18,438,580
Diluted	19,723,532	18,510,222	19,221,488	19,259,727
Related party disclosures:
(a) General and administrative includes rent and operating expenses to related parties	$251,107	$286,107	$494,941	$530,657

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(14,336,280)	$22,131,063
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and capital lease amortization expense	681,966	711,974
Patent license fee amortization	1,469,419	1,232,443
Gain on disposal of equipment	-	(5,025)
Gain on sale of investments	(1,688,840)	-
Non-cash compensation and consulting expense	2,042,867	1,581,774
Gain on disposal of orofacial therapeutic business	-	(39,293,189)
Other	(153,512)	(150,967)
Changes in operating assets and liabilities:
Receivables	1,394,165	3,087,216
Inventory	365	(466,790)
Prepaid expenses	(51,760)	136,879
Deposits	-	(26,000)
Accounts payable, accrued payroll and other accrued expenses	(4,540,113)	(2,030,155)
Deferred revenue	(481,603)	(484,264)
Net cash used in operating activities	(15,663,326)	(13,575,041)
Cash flows from investing activities
Capitalized patent license fees	(200,986)	(173,234)
Proceeds from disposal of equipment	-	7,887
Purchases of property and equipment	(275,756)	(427,556)
Equipment deposits	-	(607,344)
Purchases of investments	(23,527,360)	(28,800,000)
Sales of investments	26,881,000	10,600,000
Net proceeds from disposal of business	-	29,817,896
Proceeds from disposal of assets held for sale	-	3,436,911
Net cash provided by investing activities	2,876,898	13,854,560
Cash flows from financing activities
Payments on capital lease obligations	(8,987)	(8,574)
Payments on note payable	(8,330,000)	-
Issuance of common stock under compensation plans	210,254	573,353
Net proceeds from issuance of common stock	24,694,337	-
Net cash provided by financing activities	16,565,604	564,779
Net increase in cash and cash equivalents	3,779,176	844,298
Cash and cash equivalents, beginning of period	17,534,963	25,482,587
Cash and cash equivalents, end of period	$21,314,139	$26,326,885
Supplemental disclosures of cash flow information
Interest paid	$314,598	$1,578

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation.  As of June 30, 2009, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009.

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

Fair Value Measurements and Other-Than-Temporary Impairments

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP changes existing guidance for determining whether impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.  Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosures about fair values of financial instruments in all interim financial statements. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  Due to their short-term nature, the carrying amounts reported in the Company’s condensed consolidated financial statements approximate the fair value for cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations.  The Company’s Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”), upon which the Company borrowed $39,100,000 in October 2008, had a carrying amount of $30,770,000 as of June 30, 2009 that approximated the fair value.  The Company’s investments in student loan backed auction rate securities (“ARS”) are recorded at a fair value of $39,973,050 as of June 30, 2009.   See Note 10 for information on fair value measurements.

The Company adopted the FSPs set forth above as of June 30, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS No. 165 as of June 30, 2009, and has evaluated subsequent events through August 10, 2009.  See Note 17.

The FASB Accounting Standards CodificationTM

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”) which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. generally accepted accounting principles.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Company expects to conform its financial statements and related Notes to the new Codification for the three months ended September 30, 2009.

3.	Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of outstanding stock options.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Net (Loss) Income Per Share (continued)

Basic net (loss) income per share is summarized as follows:
	Three months ended June 30,
	2009	2008
Historical numerator: net loss attributable to common stockholders	$(6,304,929)	$(9,172,152)
Denominator: weighted average shares of common stock outstanding	19,723,532	18,510,222
Basic net loss per common share	$(0.32)	$(0.50)

	Six months ended June 30,
	2009	2008
Historical numerator: net (loss) income attributable to common stockholders	$(14,336,280)	$22,131,063
Denominator: weighted average shares of common stock outstanding	19,221,488	18,438,580
Basic net (loss) income per common share	$(0.75)	$1.20

Diluted net (loss) income per share is summarized as follows:
	Three months ended June 30,
	2009	2008
Historical numerator: net loss attributable to common stockholders	$(6,304,929)	$(9,172,152)
Denominator: weighted average shares of common stock outstanding	19,723,532	18,510,222
Diluted net loss per common share	$(0.32)	$(0.50)

	Six months ended June 30,
	2009	2008
Historical numerator: net (loss) income attributable to common stockholders	$(14,336,280)	$22,131,063
Denominator: weighted average shares of common stock outstanding	19,221,488	19,259,727
Diluted net (loss) income per common share	$(0.75)	$1.15

The Company had potentially dilutive common stock equivalents outstanding of 2,649,522 shares as of June 30, 2009 and 2,336,797 shares as of June 30, 2008. These common stock equivalents consist of issued and outstanding stock options and non-vested stock. The common stock equivalents for the three and six months ended June 30, 2009 and for the three months ended June 30, 2008 are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion is anti-dilutive.  The common stock equivalents for the six months ended June 30, 2008 are included in the above diluted net income per common share historical calculations on a weighted average basis.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Luitpold Pharmaceuticals, Inc.

The Company has agreements with Luitpold Pharmaceuticals, Inc. (“Luitpold”) that cover an exclusive worldwide sublicense and license, trademark license, supply and royalty income relationship.

Sale of Orofacial Therapeutic Business

In January 2008, the Company sold its orofacial therapeutic business, including GEM 21S, to Luitpold.  That transaction has enabled the Company to focus its expertise and development efforts on its orthopedic and sports medicine product candidates, including its lead product candidate, Augment TM Bone Graft (“Augment”), and other product candidates in the Company’s pipeline. Further, the transaction has provided the Company with additional capital allowing it to aggressively advance its pipeline of product candidates through clinical development and into commercialization.

During the six months ended June 30, 2008, the Company had recorded a $39,293,189 net gain on the sale of its orofacial therapeutic business, during which time the Company had received $30,000,000 in cash from the sale transaction, and $3,389,832 in cash from the sale of existing inventory.  Under the terms of the sale agreement, in July 2009, the Company received a $6,000,000 time-based cash payment from Luitpold.  The Company expects to receive a final time-based cash payment of $4,000,000 by the end of 2009.

As of June 30, 2009, the Company had recorded a short-term receivable for $9,935,827, which represents the discounted balance of the $10,000,000 due from Luitpold.  The Company recorded $153,512 of interest income from the accretion of the receivable during the six months ended June 30, 2009.

The Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.

Agreements with Luitpold Pharmaceuticals, Inc.

In December 2003, the Company entered into three agreements with Luitpold that created an exclusive worldwide sublicense, research and development, marketing and distribution relationship. The resulting December 2003 exclusive sublicense agreement granted to Luitpold the worldwide marketing, sales and distribution rights for GEM 21S, the Company’s first commercial product.  GEM21S is now known as GEMESISTM in Europe but has retained the name GEM 21S in the United States and Canada.

In January 2008, as noted above, the Company completed the sale of its orofacial therapeutic business to Luitpold. This sale was completed pursuant to a December 2007 asset purchase agreement with Luitpold. As part of this transaction, Luitpold acquired the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.

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

4.
Agreement Terminating the Research, Development and Marketing Agreement — This agreement terminates the Company’s 2003 research, development and marketing agreement, which outlined the Company’s obligations to Luitpold with respect to the support of Luitpold’s marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. However, under this agreement the Company continues to seek EU regulatory approval for GEM 21S, and is obligated to transfer ownership of that approval to Luitpold once it is obtained, if at all.  In addition, Luitpold remains obligated to pay the Company a $10,000,000 milestone payment following the approval.

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

As a result of the January 2008 sale of the Company’s remaining orofacial therapeutic business to Luitpold, no product sales revenue for net sales of GEM 21S has been recorded by the Company for the three and six months ended June 30, 2009 and 2008.

Under the 2003 exclusive sublicense agreement with Luitpold, in exchange for the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S, Luitpold was obligated to pay royalties on its net sales to the Company.  Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis.  As part of the agreement to sell the Company’s orofacial therapeutic business to Luitpold, the Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.  Royalty income of $131,228 and $270,362 has been recognized for the three and six months ended June 30, 2009, respectively, and $208,823 and $435,995 has been recognized for the three and six months ended June 30, 2008, respectively.

The U.S. Food and Drug Administration (“FDA”) approved the marketing of GEM 21S on November 18, 2005.  As a result, the Company received an initial milestone payment related to the 2003 exclusive sublicense agreement in the amount of $15,000,000 from Luitpold.  In December 2007, the Company received an additional $5,000,000 from Luitpold for the second anniversary of GEM 21S approval.  In accordance with the provisions of EITF 00-21 and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company is amortizing the $15,000,000 and $5,000,000 proceeds over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026.  At June 30, 2009, the Company’s deferred revenue balance was $17,010,451.  Sublicense fee revenues, which represent the current amortization of the $20,000,000 proceeds, were $242,132 and $481,603 for the three and six months ended June 30, 2009, and were $242,132 and $484,264 for the three and six months ended June 30, 2008, respectively.

In addition, as established in a prior agreement between the Company and Luitpold, the Company expects to receive a $10,000,000 milestone payment upon the European Union (“EU”) regulatory approval of GEMESIS.  The Company’s Marketing Authorization Application (“MAA”) for GEMESIS has been under review by the European Medicines Agency (“EMEA”).  Because of uncertainties in the EU regulatory review process, the Company excluded this milestone payment from its financial guidance for 2009.

THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Inventory

Inventory is summarized as follows:
	June 30, 2009	December 31, 2008
Raw materials	$1,261,622	$1,261,987

As of June 30, 2009 and December 31, 2008, the Company’s inventory was comprised of raw materials that will be used in the vial manufacturing process in anticipation of orthopedic product sales.  No allowance has been recorded for excess, obsolete, expired or scrapped inventory as of June 30, 2009 or December 31, 2008.

6.	Property and Equipment

Property and equipment is summarized as follows:
	June 30, 2009	December 31, 2008
Equipment, computers and purchased software	$2,963,350	$2,811,856
Equipment, not placed in service	2,297,714	2,302,516
Furniture and fixtures	722,920	722,920
Leased equipment	99,486	99,486
Construction in process	924,760	795,696
Leasehold improvements	4,047,159	4,047,159
	11,055,389	10,779,633
Less accumulated depreciation and amortization	(4,447,337)	(3,765,371)
	$6,608,052	$7,014,262

The Company has purchased equipment which has not yet been placed into service.  The Company’s cumulative balance of equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters in Franklin, Tennessee was $2,282,573 as of June 30, 2009 and December 31, 2008.  The Company intends to move certain of its manufacturing operations to the new facility once it is completed.  Prior to completion by the vendor of the manufacture of other equipment, the amount paid by the Company for such equipment is classified as “Deposits” on the Company’s condensed consolidated balance sheets.  See Note 7.

In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, as of June 30, 2009, the Company has estimated purchase commitments of $1,007,198 remaining to be paid through the year 2010.  See Note 12.

In May 2007, the Company entered into a new lease agreement for approximately 9,000 square feet of additional office space at its current headquarters bringing the total space to approximately 32,000 square feet.  Office equipment, computers, furniture and fixtures and leasehold improvements totaling $1,233,069 encompassing the additional space have been capitalized as of June 30, 2009 and are being amortized over the lesser of the useful life or the term of the lease.

In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.  Equipment engineering design and planning costs related to this new space totaling $924,760 have been incurred as of June 30, 2009 and are included in construction in process.

7.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters. In addition, the Company paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations once completed.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Deposits (continued)

The Company has paid deposits for equipment that will be used in a new manufacturing facility to be built in the same complex as the Company’s headquarters.  The Company intends to move certain of its manufacturing operations to the new facility once it is completed.  As the manufacture of this equipment is completed by the vendor, the deposits previously paid are reclassified on the Company’s condensed consolidated balance sheets from “Deposits” to “Property and equipment” and represent equipment not placed in service.  The Company’s balance of deposits paid for this new equipment, but not yet completed by the vendor, was $1,899,608 as of June 30, 2009 and December 31, 2008.  See Note 6.

8.	Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment TM Injectable Bone Graft (“Augment Injectable”) and the Company’s other product candidates.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life.

In October 2008, the Company paid a $1,250,000 milestone payment to ZymoGenetics, Inc. (“ZymoGenetics”) as required upon filing the Device License Application (“DLA”) with Health Canada.  The DLA is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions.  The Company has capitalized costs totaling $12,487,229 as of June 30, 2009 related to the acquisition of its patent licenses.

9.	Investments

As of June 30, 2009, the Company had short-term investments of $40,861,867 that are classified as available for sale and consist of U.S. government sponsored enterprise (“GSE”) securities totaling $40,661,867 and certain student loan backed auction rate securities (“ARS”) totaling $200,000.  The GSE securities have maturity dates from July 2009 through June 2010.  Certain ARS investments with credit ratings of “A” were partially redeemed at par in July 2009, and thus are classified as short-term investments as of June 30, 2009.

Also as of June 30, 2009, the Company had long-term investments of $39,773,050, consisting of ARS investments that are classified as available-for-sale and recorded at fair value.  Generally, the ARS investments held by the Company are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”).  The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

The fair value of the short-term and long-term ARS investments held by the Company as of June 30, 2009 totaled $39,973,050, and consisted of $28,606,250 in bonds with a credit rating of “AAA,” $7,972,900 in bonds with a credit rating of “A” and $3,393,900 in bonds with a credit rating of “BBB.”  The combined par value of the Company’s ARS investments was $48,100,000 as of June 30, 2009.

In April 2009, the Company sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10,881,000.  The total par value of these ARS investments was $11,900,000.  Also, in July 2009, two of the ARS investments were partially redeemed at par, resulting in cash proceeds of $200,000.  The Company intends to hold the remaining ARS investments in its portfolio for at least the next 12 months, and accordingly, the remaining ARS investments have been classified as long-term investments on the condensed consolidated balance sheet at June 30, 2009.

In 2008, the Company had determined that its ARS investments had experienced an other-than-temporary impairment in fair value.  The Company had estimated the fair value to be $46,624,040 as of December 31, 2008.  Based on a cash flow discounting model, the April 2009 redemptions/sales and July 2009 partial redemption of certain ARS investments, and other information as discussed in Note 10, the Company has estimated the fair value to be $39,973,050 as of June 30, 2009, resulting in an unrealized gain of $2,541,170 recorded in accumulated other comprehensive income in its condensed consolidated balance sheet for the six months ended June 30, 2009.

The Company recorded aggregate net investment income (including realized gains and losses) on its short-term and long-term investment portfolio of $2,349,411 and $1,447,626 for the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, the Company had accrued interest receivables of $290,188 related to its ARS investments.

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

As of June 30, 2009, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,314,139	$—	$—	$21,314,139
Short-term investments (includes GSE and short-term auction rate securities)	40,661,867	—	200,000	40,861,867
Long-term investments (auction rate securities)	—	—	39,773,050	39,773,050
Total cash and investments	$61,976,006	$—	$39,973,050	$101,949,056

Fair value estimate

The Company’s cash and cash equivalents includes cash on hand, deposits in banks, certificates of deposit, money market funds and GSE securities with original maturities of less than 90 days.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments include GSE securities and certain ARS investments classified as available for sale.

The Company’s long-term investments consist of ARS, which are debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process.  However, auctions for these ARS investments have failed since the ARS market collapsed in February 2008.  Although the auctions for these ARS investments have failed, the Company continues to earn and receive interest on these investments.

In April 2009, the Company sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10,881,000.  The total par value of these ARS investments was $11,900,000.  In addition, in July 2009, two of the ARS investments were partially redeemed at par by the issuer for total proceeds of $200,000.  As a result of the July 2009 partial redemption, the $200,000 in ARS investments are classified as short-term on the condensed consolidated balance sheet at June 30, 2009.

Fair value measures for the Company’s investments in ARS have been estimated using cash flow discounting with a Monte Carlo simulation and other information.  The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows, the risks associated with uncertainties in the current market, and the July 2009 partial redemption activities described above.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements (continued)

The following table provides the provisions of the Company’s ARS investments as of June 30, 2009:

CUSIP	Auction Reset Period	Stated Interest Rate at 6/30/09 (1)	Original Maturity	Moody Rating as of 6/30/09	S&P Rating as of 6/30/09	Fitch Rating as of 6/30/09	Credit Backing
10620NBV9	7 days	1.815%	6/25/2043	Aaa	AAA	AAA	FFELP
10623PDB3	28 days	1.819%	3/1/2040	Aaa	-	AAA	FFELP
196777JZ0	28 days	1.563%	12/1/2034	Aaa	AAA	AAA	FFELP
196777KF2	28 days	1.370%	12/1/2037	Aaa	AAA	AAA	FFELP
207784AL3	28 days	0.688%	6/1/2034	-	AAA	AAA	FFELP
28148NAT0	28 days	2.248%	12/1/2035	Aaa	-	AAA	FFELP
604152AD0	28 days	1.319%	5/1/2038	A2	-	-	MBIA
606072GD2	28 days	0.945%	6/1/2031	Aaa	-	AAA	FFELP
606072HG4	28 days	0.974%	9/1/2043	Aaa	-	AAA	FFELP
679110CL8	28 days	1.315%	6/1/2030	Baa1	A	-	FFELP
709163EY1	28 days	1.057%	12/1/2045	A3	-	AAA	FFELP
709163DK2	28 days	1.045%	10/1/2042	A3	-	AAA	FFELP
917546FK4	28 days	0.000%	11/1/2040	Aaa	AAA	-	FFELP
917546GJ6	28 days	0.000%	5/1/2046	Aaa	AAA	-	FFELP

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

•
The simulated rates were assumed to have a mean based on the yield curve for each type of rate. For one-month LIBOR, 91-day U.S. Treasury Bills and three-month Commercial Paper, the relevant rates were calculated as forward rates for each month. A historical study of the three time series over the past five years was run to determine the standard deviation and correlation of each series, which were then used to drive the simulation.

•	Commercial paper rates beyond June 30, 2009 were not available, so the commercial paper rates were estimated based on the equivalent LIBOR forward rate.

•	For certain ARS investments that were partially redeemed in July 2009, the Company considered the actual redemption values realized.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements (continued)

Based on the cash flow discounting model and other information, the Company’s ARS investments have a fair market value of $39,973,050 as of June 30, 2009.

The following table summarizes the activity related to the Company’s ARS investments which have fair value measurements based on significant unobservable inputs (Level 3) during the six months ended June 30, 2009:

Balance at December 31, 2008	$46,624,040
Unrealized gain reported in equity through accumulated other comprehensive income for the three months ended March 31, 2009	1,479,160
Balance at March 31, 2009	48,103,200
Realized gain reclassified from unrealized gains and reported in earnings on securities sold or redeemed	(1,688,840)
Redemptions and sales for the three months ended June 30, 2009	(9,192,160)
Unrealized gain reported in equity through accumulated other comprehensive income for the three months ended June 30, 2009	2,750,850
Balance at June 30, 2009	$39,973,050

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

As required by FSP 115-1, the Company considered whether the impairment should be deemed other-than-temporary.  The Company believes its ARS investments are not currently at risk of default since substantially all FFELP and student loan-backed investments held by the Company maintain credit ratings of “AAA,” “A” or “BBB” and there have been continued interest payments by the respective issuers.  However, due to the unprecedented events in the ARS market and extended lack of liquidity, as well as the current economic downturn and the related uncertainty in the financial markets, the Company cannot predict when liquidity will return to the ARS market.

As a result, the Company had concluded that its ARS investments had experienced an other-than-temporary impairment in fair value during 2008.  The Company will continue to evaluate the value of its ARS investments and may record future additional losses through earnings if the Company determines that the fair value of the ARS investments has declined below the new cost basis.

11.	Note Payable

In October 2008, the Company executed a Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”) enabling the Company to borrow up to $39,130,000.  The Company had granted Deutsche Bank a first priority security interest in certain of its ARS investments having a total combined par value of $55,900,000 as collateral.  Under the terms of the Note, the Company is required to make monthly interest payments during the two-year term of the Note.  All outstanding principal amounts are due and payable in full on the maturity date on October 27, 2010.  The Company may elect to pay back the full principal amount prior to the maturity date with no penalty.  Absent a Company default or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note.  Under the terms of the Note, and at the Company’s option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%.  The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of the Company’s Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Note Payable (continued)

In April 2009, certain of the Company’s ARS investments were redeemed or sold, totaling $11,900,000 par value.  In accordance with the terms of the Note, the Company repaid $8,330,000 against the Note payable in April 2009, or 70% of the par value of the redeemed and sold ARS investments.  In July 2009, certain of the Company’s ARS investments were partially redeemed for total proceeds of $200,000.  In accordance with the terms of the Note, the Company repaid $140,000 against the Note payable in July 2009, or 70% of the par value of the partially redeemed ARS investments.  See Note 10 for more information on the Company’s ARS investments.  As of June 30, 2009, the Company’s outstanding balance borrowed against the Note was $30,770,000 consisting of $140,000 classified as current and $30,630,000 classified as non-current.

12.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments.  In addition, in February 2009, the Company filed an arbitration claim with the Financial Industry Regulatory Authority, Inc. (“FINRA”) against Deutsche Bank Securities, Inc. (“DBSI”) asserting various claims relating to investments in auction rate securities made on the Company’s behalf including, among others, claims for violation of federal and state securities laws, breach of contract, fraud, and breach of fiduciary and other duties.  On May 4, 2009, DBSI filed an Answer to the Statement of Claim wherein they denied all allegations.  An arbitration panel has been selected and the parties are now proceeding with discovery.

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility.  As of June 30, 2009, the Company paid a total of $4,182,181 for the equipment, consisting of $2,282,573 classified as equipment not placed in service (see Note 6) and $1,899,608 classified as deposits (see Note 7) as the title of the equipment remains with the supplier until delivery to the Company.  In addition, under these agreements, the Company has estimated remaining purchase commitments of $46,760 for 2009 and $960,438 for 2010.

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

Sale of Shares of Common Stock to InterWest Partners

On April 3, 2009, the Company entered into a purchase agreement with InterWest Partners X, L.P., pursuant to which the Company sold to InterWest Partners X, L.P. 941,177 shares of common stock for an aggregate purchase price of approximately $8,000,000, or $8.50 per share.  The purchase closed on April 7, 2009.  Prior to such purchase, affiliates of InterWest Partners X, L.P., including InterWest Partners VIII, L.P., beneficially owned 4.7% of the Company’s outstanding shares of common stock.  After giving effect to the purchase and to the rights offering discussed below, InterWest Partners X, L.P. and its affiliates beneficially owned 8.4% of the Company’s outstanding shares of common stock at June 30, 2009.  Chris Ehrlich, one of the Company’s directors, is a Venture Member of InterWest Management Partners VIII, L.L.C., which serves as the general partner of InterWest Partners VIII, L.P., InterWest Investors Q VIII, L.P. and InterWest Investors VIII, L.P. and as Manager of InterWest Management Partners X, L.L.C., which serves as the general partner of InterWest Partners X, L.P.  In connection with the purchase transaction, the Company agreed to pay the reasonable fees and expenses of InterWest Partners X, L.P.’s counsel in connection with the purchase agreement, in an amount not to exceed $15,000.  In July 2009, the Company filed a registration statement with the SEC in connection with the resale of the shares purchased by InterWest Partners pursuant to the purchase agreement, and other shares of common stock beneficially owned by its affiliates.

Rights Offering

On June 25, 2009, the Company completed a rights offering to sell shares of the Company’s common stock to its existing stockholders of record as of April 21, 2009 (the “record date”), other than with respect to shares held in the 401(k) plan.  Total gross proceeds of the rights offering, including the private placement to Novo A/S, was $17,000,000.  Although the Company did not need the capital for its immediate plans of operation, the Company believed that it was in its best interest to raise capital in anticipation of its future needs.  The Company intends to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

The Company received valid subscriptions for all of the shares purchasable in the rights offering, including shares subscribed for by certain of the Company’s stockholders in the exercise of their over-subscription rights, at a subscription price of $8.50 per share.  The Company issued the shares to the participants in the rights offering on June 25, 2009.  Concurrent with the rights offering, the Company sold to Novo A/S, a stockholder of the Company, 343,406 shares of the Company’s common stock in a private placement, which represents the number of shares that Novo A/S could have purchased pursuant to its basic subscription privilege in the rights offering.  The purchase price of such shares was $8.50 per share, the same as the subscription price of the shares in the rights offering.  Total gross proceeds of the rights offering, including the private placement to Novo A/S, was $17,000,000.

Standby Purchase Agreement with Novo A/S

On April 4, 2009, in conjunction with the rights offering, the Company entered into a standby purchase agreement with Novo A/S, one of the Company’s stockholders.   Pursuant to the standby purchase agreement, Novo A/S agreed to backstop the rights offering by purchasing up to $15,000,000 of the Company’s common stock in the rights offering.  The rights offering was over-subscribed and, accordingly, Novo A/S did not purchase any shares in its role as standby purchaser.  Concurrent with the rights offering, the Company sold to Novo A/S 343,406 shares of the Company’s common stock in a private placement.  Prior to the rights offering, Novo A/S beneficially owned 17.2% of the Company’s outstanding shares of common stock.  The Company agreed to reimburse Novo A/S for all of its attorneys’ fees incurred in connection with the standby purchase agreement and the standby purchase, subject to a maximum of $20,000.   In July 2009, the Company filed a registration statement with the SEC in connection with the resale of the shares purchased by Novo A/S.

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

The employee stock options granted by the Company are structured to qualify as “incentive stock options” (“ISOs”).  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company has not recognized any income tax benefit for the three and six months ended June 30, 2009 and 2008 for share-based compensation arrangements as the Company does not believe that it will recognize any deferred tax assets from such compensation costs recognized in the current period.

In general, stock option awards granted under the option plan vest 25% per year for four years.  In March 2008, the Company’s board of directors amended the option plan to provide that upon a change in control all outstanding ISO awards held by a qualified employee may under certain circumstances be accelerated and exercisable immediately.  Upon a change in control, the vesting percentage of the employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years, and 100% vested if employed three or more years.

As of June 30, 2009, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance under the option plan.  Also as of June 30, 2009, a total of 2,649,522 options for shares of common stock were issued and outstanding and a total of 781,588 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 588,613 shares of common stock remaining available for future issuance in connection with the option plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three and six months ended June 30, 2009, the Company granted stock options to purchase an aggregate of 70,990 and 618,628 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $9.66 and $8.67 per share, respectively. During the three and six months ended June 30, 2008, the Company granted stock options to purchase an aggregate of 86,240 and 592,018 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $11.49 and $13.76 per share, respectively.

There were 40,918 and 45,515 shares of common stock issued upon option exercises during the three and six months ended June 30, 2009, respectively.  There were 71,166 and 169,243 shares of common stock issued upon exercises during the three and six months ended June 30, 2008, respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under that transition method, compensation expense recognized in the three and six months ended June 30, 2009 and 2008 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees  (“APB Opinion No. 25”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three and six months ended June 30, 2009 and 2008 as follows:

	2009	2008
Risk free interest rate	2.08%	2.87%
Expected dividend yield	—	—
Volatility factor of the expected market price	77% - 79%	80%
Forfeiture rate	6.0%	3.2%
Weighted average expected life of the option	8.3 years	7.8 years

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Stock-Based Compensation (continued)

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

The Company’s net (loss) income includes compensation costs related to its stock-based compensation arrangements of $993,824 and $1,877,968 for the three and six months ended June 30, 2009, respectively, and $923,180 and $1,581,774 for the three and six months ended June 30, 2008, respectively.  No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net (loss) income.

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

Employees became eligible to participate in the purchase plan beginning July 1, 2006.  As of June 30, 2009, there were 142,006 shares remaining available for issuance under the purchase plan.  In accordance with the provisions of SFAS No. 123(R), the Company recorded stock-based compensation expense in connection with the purchase plan of $11,465 and $18,612 during the three and six months ended June 30, 2009, respectively, and $13,641 and $20,747 during the three and six months ended June 30, 2008, respectively.

 401(k) Profit Sharing Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution retirement plan (the “401(k) plan”) covering substantially all its employees fulfilling minimum age and service requirements.  Participation in the plan is optional.  The Company provides matching contributions at the discretion of the board of directors, and generally consists of matching contributions in shares of the Company’s common stock valued at up to 4% of eligible employee compensation.  Such matching contributions, if approved, are generally awarded during the first quarter of each calendar year, and cover the previous calendar year just ended.  As of June 30, 2009, there were 74,235 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of SFAS No. 123(R), the Company recorded stock-based compensation expense in connection with the 401(k) plan of $165,085 and $0 during the six months ended June 30, 2009 and 2008, respectively.

15.	Income Taxes

At June 30, 2009, the Company had federal net operating loss (“NOL”) carryforwards of $58,169,746 that will begin to expire in 2022.  State NOL carryforwards at June 30, 2009 totaled $46,146,590 and will expire between 2013 and 2028.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of SFAS No. 109, the Company’s management believes that there is not sufficient evidence at June 30, 2009 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2009.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses for the three and six months ended June 30, 2009, respectively, and for the three months ended June 30, 2008.  The Company incurred net operating income for the six months ended June 30, 2008.  As of June 30, 2009, no income tax expense has been recorded.  As of June 30, 2008, the Company had estimated its federal income tax expense to be $122,500 related to the tax-deferred installment obligation on the January 2008 sale of its orofacial therapeutic business and had recognized the expense in the condensed consolidated statement of operations for the six months ended June 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

16.	Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), establishes standards for reporting and display of comprehensive (loss) income and its components in the condensed consolidated financial statements.  The Company’s comprehensive (loss) income as defined by SFAS No. 130 is the total of net (loss) income and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of the Company’s comprehensive (loss) income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	2009	2008
Net (loss) income	$(6,304,929)	$(9,172,152)
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	905,767	(7,824,655)
Comprehensive (loss) income	$(5,399,162)	$(16,996,807)

	Six months ended June 30,
	2009	2008
Net (loss) income	$(14,336,280)	22,131,063
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	2,457,444	(10,224,655)
Comprehensive (loss) income	$(11,878,836)	$11,906,408

17.	Subsequent Events

As of August 10, 2009, the following events were considered to be significant by the Company’s management:

Shelf Registration Statement

On July 20, 2009, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”).  Under the shelf registration statement, the Company may from time to time, in one or more series, separately or together, sell common stock, preferred stock, debt securities or warrants to purchase its common stock or any combination of such securities.  The aggregate public offering price of the securities that the Company may offer pursuant to the registration statement is up to $150,000,000.

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

We currently have seven orthopedic clinical studies that are completed or are under way which seek to demonstrate the safety, clinical utility and/or efficacy of our product candidates in the pipeline, including our lead orthopedic product candidate Augment TM Bone Graft (“Augment”), in treating bone defects and injuries.  In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring ligament, tendon and cartilage repair.

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

According to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007.  Although various economic indicators have recently provided signs of potential economic recovery, the economic downturn and the ensuing market instability have continued to impact us by making it difficult to resolve the liquidity issues on our auction rate securities (“ARS”) investments.  Auctions for these securities have failed since the ARS market collapsed in February 2008.  In April 2009, we were able to sell two of our ARS investments and two of our ARS investments were redeemed by the issuer, and in July 2009, certain of our ARS investments were partially redeemed by the issuer.  There can be no assurance, however, that the market will reform or that the $48.1 million combined par value of our remaining ARS investments as of June 30, 2009 will be liquidated in a timely manner.  See “— Financial Overview” section for a further discussion of our ARS investments.

Our general business strategy may be adversely affected if the current economic conditions deteriorate further, or do not improve.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved.  However, since our anticipated product launch in the U.S. for our lead product candidate remains over a year away, the impact of the recession on commercial opportunities for that product remains uncertain.

We have responded to the current economic crisis by investing our cash and cash equivalents and our short-term investments conservatively, securing a short-term credit facility to provide some liquidity for our ARS investments, and initiating cost reduction measures such as scaling back growth in staff and managing our expenses carefully.  In addition, to the extent possible given contractual commitments, in order to postpone major expenses, we have delayed certain major equipment purchases as well as validation and delivery of manufacturing equipment intended for a new manufacturing facility that is being built in the same complex as our headquarters in Franklin, Tennessee.  We have leased a portion of this new facility and intend to move certain of our manufacturing operations to the new facility once construction is completed.  Also, we have filed an arbitration claim against Deutsche Bank Securities, Inc. (“DBSI”) seeking to force DBSI to repurchase the illiquid ARS investments that it purchased on our behalf as manager of our discretionary cash management account.

Recent Developments

Annual Stockholders Meeting, Election of Chairman and Board Committee Appointments

On June 18, 2009, we held our annual meeting of stockholders at our company headquarters.  Our stockholders voted in favor of all proposals identified in the Proxy Statement.

Elected to the board of directors for three year terms expiring at the 2012 annual meeting of stockholders were Thorkil K. Christensen, Chris Ehrlich and Charles W. Federico. In other voting, stockholders approved the participation of Novo A/S as a standby purchaser in the rights offering, which we completed in June 2009, if the rights to purchase stock were not subscribed for by other current stockholders.  Our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  No other business was conducted at the meeting.

Immediately following the annual meeting, the board of directors took the following actions:  (1) re-elected Larry W. Papasan as chairman of the board; (2) determined that a majority of the board continues to consist of independent directors, including Charles W. Federico, Gary E. Friedlaender, James G. Murphy, Larry W. Papasan and Douglas Watson; (3) made the following committee appointments:  audit committee - James G. Murphy (committee chairman), Charles W. Federico and Larry W. Papasan; compensation committee – Charles W. Federico (committee chairman), Gary E. Friedlaender and Douglas Watson; and nominating and governance committee - Douglas Watson (committee chairman), Gary E. Friedlaender and James G. Murphy; (4) determined that James G. Murphy continues to meet the qualifications of an audit committee financial expert; and (5) named the following executive officers: Samuel E. Lynch, D.M.D., D.M.Sc., Larry Bullock, Earl Douglas, Steve Hirsch and Russ Pagano.

Rights Offering

On June 25, 2009, we completed a rights offering to sell shares of our common stock to our existing stockholders of record as of April 21, 2009 (the “record date”), other than with respect to shares held in our 401(k) plan.  Concurrent with the rights offering, we also sold to Novo A/S, one of our stockholders, 343,406 shares of our common stock in a private placement pursuant to a standby purchase arrangement.  Total gross proceeds of the rights offering, including the private placement to Novo A/S, was $17.0 million.  Although we did not need the capital for our immediate plans of operation, we believed that it was in our best interest to raise capital in anticipation of our future needs.  We intend to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

We received valid subscriptions for all of the shares purchasable in the rights offering, including shares subscribed for by certain of our stockholders in the exercise of their over-subscription rights, at a subscription price of $8.50 per share.  We issued the shares to the participants in the rights offering on June 25, 2009.

ISO Certification

In June 2009, we announced that we achieved a new ISO 9001:2008 certification and ISO 13485:2003 recertification.  These certifications are maintained by the International Organization of Standardization, which is the world’s largest developer and publisher of international industrial and commercial standards for business.  Companies that achieve these certifications are recognized within the medical device industry and by international regulatory bodies as operating at the highest standards of quality in customer satisfaction, manufacturing, distribution and risk management.

Shelf Registration Statement

On July 20, 2009, we filed a shelf registration statement on Form S-3 with the SEC.  Although we currently have no plans to do so, under the shelf registration statement, we may from time to time, in one or more series, separately or together, sell common stock, preferred stock, debt securities or warrants to purchase our Company’s common stock or any combination of such securities.  The aggregate public offering price of the securities that we may offer pursuant to the registration statement is up to $150.0 million.

European Medicines Agency Filing Update – GEMESIS (formerly GEM 21S) Bone Graft

We previously announced that the Marketing Authorization Application (“MAA”) for GEM 21S (now known as GEMESISTM in Europe) was validated and under review by the European Medicines Agency (“EMEA”).  Approval of the MAA submission is required for distribution and commercialization of GEMESIS as a medicinal (i.e. drug) combination product in the European Union (“EU”).  Upon the approval of GEMESIS in the EU, we expect to receive a $10.0 million milestone payment from Luitpold Pharmaceuticals, Inc., a U.S. subsidiary of Daiichi Sankyo Co., Ltd, who owns the GEM 21S and GEMESIS trademarks and markets GEM 21S through its Osteohealth Company.  Because of uncertainties in the review process, we had excluded this milestone payment from our financial guidance for 2009.  In July 2009, the EMEA announced that our MAA would be rejected, due in part to the different clinical and quality requirements of a drug product in the EU compared to a medical device product in the United States.  We are working to address EMEA’s concerns and anticipate that we will appeal this decision.

Clinical Trial Updates

AugmentTM Bone Graft

North American Augment Pivotal Study — Foot and Ankle Fusions — In the second quarter of 2009, we submitted both the pre-clinical pharmacology/toxicology and quality/manufacturing modules of a modular pre-market approval (“PMA”) application for marketing of Augment in the United States.  A modular submission breaks the PMA document into three sections or “modules” filed at different times that together become a complete application.  The modular approach allows the applicant to potentially resolve any concerns noted by the U.S. Food and Drug Administration (“FDA”) earlier in the review process than would occur with a traditional PMA application, and may ultimately shorten the review and approval timeline.  We expect to file the third and final module, containing the data from the clinical trial, in the fourth quarter of 2009.

EU Augment Trial — Foot and Ankle Fusions — As of November 10, 2008, we completed enrollment in the EU clinical study with Augment for the treatment of foot and ankle fusions with a total enrollment of 108 patients. We expect that the data from the study should be available early in 2010.

Canadian Augment Pilot and Registration Trial — Foot and Ankle Fusions — In the second quarter of 2008, we filed a Device License Application (“DLA”) with Health Canada. The DLA submission is required in Canada for approval to commercialize Augment as a medical device for use in the treatment of foot and ankle fusions.  We recently responded to a letter from Health Canada setting forth what we believed to be the remaining open issues concerning the DLA.  We anticipate a decision on the DLA in the second half of 2009.

AugmentTM Injectable Bone Graft

We previously announced results from both the Canadian Augment Injectable Pilot Trial and the EU (Swedish) Augment Injectable Pilot Trial investigating the use of Augment Injectable in patients being treated for foot and ankle fusions and distal radius (wrist) fractures, respectively.  The results of the studies provided sufficient evidence of Augment Injectable’s safety and clinical utility to move this product candidate forward in the development process.  We expect to initiate a North American pivotal trial with this product candidate for foot and ankle fusions later this year.

Financial Overview

From our inception in 1999 through June 30, 2009, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (“IPO”) in May 2006, our secondary public offering in February 2007 and our rights offering in June 2009), from the licensing and sale of our orofacial therapeutic business in January 2008, from a credit facility with Deutsche Bank AG (“Deutsche Bank”) and from research and development agreements, grants, product sales and royalties.

The remaining proceeds of these activities are reflected in the balance of cash and investments, which total $101.9 million as of June 30, 2009.  Our investments portfolio includes $40.9 million in short-term investments consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $40.7 million and certain ARS investments totaling $0.2 million.  Our investment portfolio also includes $39.8 million in long-term investments consisting of ARS investments.

Generally, the ARS investments that we hold are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”), and have credit ratings of “AAA,” “A,” and “BBB.”  The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.  Fair value measures of our ARS investments have been estimated using cash flow discounting with a Monte Carlo simulation and other information.  As of June 30, 2009, the total fair value of our long-term investments in ARS classified as available for sale was $40.0 million.  The current economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our ARS investments.  There is currently no viable market for these ARS investments as auctions for ARS have failed since February 2008.  In April 2009, we sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10.9 million.  The total par value of these ARS investments was $11.9 million.  In July 2009, two of the ARS investments were partially redeemed at par, resulting in cash proceeds of $0.2 million.  We cannot be sure, however, when liquidity will return to the ARS market, if at all.  Therefore, we intend to hold the remaining ARS investments in our portfolio, which have a combined par value of $48.1 million, for at least the next 12 months, and accordingly, they have been classified as long-term investments on our condensed consolidated balance sheet at June 30, 2009.

In October 2008, to address the liquidity issues associated with these ARS investments in the short-term, we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral.  In April 2009, as certain of our ARS investments were redeemed or sold, we repaid $8.3 million, or 70% of the par value of the redeemed and sold ARS investments, against the Note payable in accordance with the terms of the Note.  As of June 30, 2009, the outstanding balance of the Note payable was $30.8 million and is reflected in the balance of cash and investments, as well as the related note payable liability, on our condensed consolidated balance sheet.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2009 and 2008.  Direct external costs represent significant expenses paid to third parties that specifically relate to the development costs of our products, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended June 30,		Six months ended June 30,
Costs	2009	2008	2009	2008
Direct external:
Periodontal	$96,660	$76,349	$159,268	$642,288
Orthopedic	1,702,521	3,491,819	3,660,238	6,086,143
Sports medicine	268,739	108,555	416,182	172,061
	2,067,920	3,676,723	4,235,688	6,900,492
Internal:
Periodontal	176,592	173,166	337,907	300,391
Orthopedic	2,449,898	2,520,695	4,798,185	4,907,041
Sports medicine	464,734	453,455	974,791	857,338
	3,091,224	3,147,316	6,110,883	6,064,770
Total	$5,159,144	$6,824,039	$10,346,571	$12,965,262

We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

Since inception, we have incurred losses from operations each year.  As of June 30, 2009, we had an accumulated deficit of $86.7 million, which includes a $13.4 million impairment loss on ARS investments recorded in earnings in 2008.  We recorded a $2.5 million unrealized gain on ARS investments in accumulated other comprehensive income on our condensed consolidated balance sheet for the six months ended June 30, 2009.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future marketing sales and distribution network to represent our products, if approved.  Also, given the sale of our remaining orofacial therapeutic business, we do not have an FDA approved product in commercialization.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net loss for the three months ended June 30, 2009 was $6.3 million, or $(0.32) per diluted share, compared to net loss of $9.2 million, or $(0.50) per diluted share, for the same period in 2008.

Revenue and Cost of Sales

▪	No product sales revenues, nor cost of sales, were recorded for the three months ended June 30, 2009 and 2008 due to the January 2008 sale of our orofacial therapeutic business.

▪
Royalty income for the three months ended June 30, 2009 was $0.1 million, compared to $0.2 million for the same period in 2008.  Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product.  In the three months ended June 30, 2009, Luitpold’s net sales of GEM 21S were $1.3 million, down from $2.1 million in the same period in 2008.  We believe that the current economic downturn may have negatively impacted the demand for elective dental procedures, such as regenerative procedures using GEM 21S, potentially resulting in decreased sales compared to the same period in 2008.

▪
Sublicense fee income was $0.2 million for the three months ended June 30, 2009 and 2008.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

▪
Research and development expenses for the three months ended June 30, 2009 were $5.2 million, compared to $6.8 million for the same period in 2008.  The $1.6 million decrease is due in part to a $0.3 million decrease in professional services expenses for clinical, validation consulting, regulatory and outside R&D costs.  These costs were higher in 2008 due to initial start-up costs of clinical trials in 2008.  In addition, contract manufacturing costs, milestone expenses, recruiting and relocation costs decreased by $1.1 million in 2009.

▪
We expect that research and development expenses will continue as a result of new and ongoing clinical trials of Augment and our other product candidates in the United States, Canada and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $2.4 million, compared to $2.5 million for the same period in 2008.  These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended June 30, 2009 was $0.3 million, compared to $0.4 million for the same period in 2008.

Patent License Fee Amortization

Patent license fee amortization for the three months ended June 30, 2009 was $0.7 million, compared to $0.6 million for the same period in 2008. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.5 million as of June 30, 2009.

Interest and Investment Income (Loss)

▪	Total net interest and investment income for the three months ended June 30, 2009 was $1.9 million, an increase compared to $0.7 million for the same period in 2008.

▪
The April 2009 redemption and sale of certain ARS investments resulting in a net realized gain on investments of $1.7 million recorded to investment income.  Excluding this, total net interest and investments income for the three months ended June 30, 2009 was $0.2 million, a decrease from the same period in 2008.

▪
Interest rates earned on our cash and money market accounts ranged from 0.00% to 0.05% during the three months ended June 30, 2009, which is a significant decrease from the same period in 2008 when interest rates ranged from 1.85% to 2.10%.

▪
Interest expense on our $39.1 million note payable was $0.1 million for the three months ended June 30, 2009.  No such interest expense was incurred during the same period in 2008 because the note payable was not incurred until October 2008.

Six Months Ended June 30, 2009 and 2008

Net loss for the six months ended June 30, 2009 was $14.3 million, or $(0.75) per diluted share, compared to net income of $22.1 million, or $1.15 per diluted share, for the same period in 2008.  We anticipate that our operating losses, which are only partially offset by revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Disposal of Orofacial Therapeutic Business

▪
In January 2008, we sold our orofacial therapeutic business (GEM 21S) to Luitpold, and as a result, we recorded a $39.3 million net gain on the transaction in 2008.  As of June 30, 2008, we had received $30.0 million in cash from the sale transaction and $3.4 million in cash from the sale of existing inventory.

▪
Under the terms of the sale agreement, in July 2009, we received a $6.0 million time-based cash payment from Luitpold.  We expect to receive a final time-based cash payment of $4.0 million by the end of 2009.  At June 30, 2009, we recorded a receivable of $9.9 million, which represents the discounted balance of the $10.0 million which was due from Luitpold as of June 30, 2009.  We recorded $0.2 million of interest income from the accretion of the receivable during the six months ended June 30, 2009.

▪
Also under the terms of the sale agreement, we expect to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.

Revenue and Cost of Sales

▪	No product sales revenues, nor cost of sales, were recorded for the six months ended June 30, 2009 and 2008 due to the January 2008 sale of our orofacial therapeutic business.

▪
Royalty income for the six months ended June 30, 2009 was $0.3 million, compared to $0.4 million for the same period in 2008.  Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product.  In the six months ended June 30, 2009, Luitpold’s net sales of GEM 21S were $2.7 million, down from $4.3 million in the same period in 2008.  We believe that the current economic downturn may have negatively impacted the demand for elective dental procedures, such as regenerative procedures using GEM 21S, potentially resulting in decreased sales compared to the prior year.

▪
Sublicense fee income was $0.5 million for the six months ended June 30, 2009 and 2008.  Sublicense fee income is based the straight-line amortization of certain milestone payments previously received from Luitpold.  In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments, which begins upon receipt of the payments, is being amortized on a straight-line basis over the remaining life of the exclusive sublicense agreement with Luitpold which expires in 2026.

Research and Development Expenses

▪
Research and development expenses for the six months ended June 30, 2009 were $10.3 million, compared to $13.0 million for the same period in 2008.  The $2.7 million decrease is due in part to a $0.6 million decrease in professional services expenses for clinical, validation consulting, regulatory and outside R&D costs.  These costs were higher in 2008 due to inital start-up costs of clinical trials in 2008.  In addition, contract manufacturing costs, milestone expenses, recruiting and relocation costs decreased by approximately $1.7 million in 2009.

▪
We expect that research and development expenses will continue as a result of new and ongoing clinical trials of Augment and our other product candidates in the United States, Canada and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 were $4.8 million, compared to $4.9 million for the same period in 2008.  These expenses consist of salaries, wages and related benefits, professional services, rent and utility costs for our facilities and minimum royalty payments per our patent licensing agreements.  We have kept our organizational growth flat with the prior year, and we are continuously monitoring expenses and have implemented cost-conservation measures wherever possible.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the six months ended June 30, 2009 was $0.7 million, compared to $0.7 million for the same period in 2008.

Patent License Fee Amortization

Patent license fee amortization for the six months ended June 30, 2009 was $1.5 million, compared to $1.2 million for the same period in 2008. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.5 million as of June 30, 2009.

Interest and Investment Income (Loss)

▪	Total net interest and investment income for the six months ended June 30, 2009 was $2.2 million, a decrease compared to $1.8 million for the same period in 2008.

▪
The April 2009 redemption and sale of certain ARS investments resulted in a net realized gain on investments of $1.7 million recorded to investment income.  Excluding this, total net interest and investment income for the six months ended June 30, 2009 was $0.5 million, a decrease from the same period in 2008.

▪
Interest rates earned on our cash and money market accounts ranged from 0.00% to 0.80% during the six months ended June 30, 2009, which is a significant decrease from the same period in 2008 when interest rates ranged from 1.85% to 4.10%.

▪
Interest expense on our $39.1 million note payable was $0.3 million for the six months ended June 30, 2009.  No such interest expense was incurred during the same period in 2008 because the note payable was not incurred until October 2008.

Provision for Income Taxes

At June 30, 2009, we had federal net operating loss carryforwards of $58.2 million that will begin to expire in 2022.  State net operating loss carryforwards at June 30, 2009 totaled $46.1 million and will expire between 2013 and 2028.

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

Liquidity and Capital Resources

In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  In 2008, we had received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory.  Under the terms of the sale agreement, we received a $6.0 million time-based cash payment from Luitpold in July 2009.  We expect to receive a final time-based cash payment of $4.0 million by the end of 2009.  At June 30, 2009, we recorded a receivable for $9.9 million, which represents the discounted balance of the $10.0 million which was due from Luitpold as of June 30, 2009.  In addition, we expect to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.

At June 30, 2009, we had $21.3 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.

In addition to the balance of cash and cash equivalents at June 30, 2009, we had $40.9 million in short-term investments that are classified as available for sale and consist of GSE securities totaling $40.7 million and $0.2 million of certain ARS investments partially redeemed at par in July 2009.  The GSE securities have maturity dates from July 2009 through June 2010.

Also at June 30, 2009, we had long-term investments of $39.8 million in student loan backed ARS investments that are classified as available-for-sale and recorded at fair value.  As of June 30, 2009, the total fair value of our short-term and long-term ARS investments was $40.0 million, consisting of $28.6 million in bonds with a credit rating of “AAA,” $8.0 million in bonds with a credit rating of “A” and $3.4 million in bonds with a credit rating of “BBB.”  Generally, the ARS investments are bonds sold by state guarantee agencies backed by student loans under the FFELP.  The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

In April 2009, we sold two of the ARS investments and two of the ARS investments were redeemed by the issuer for total proceeds of $10.9 million.  In July 2009, two of the ARS investments were partially redeemed at par, resulting in cash proceeds of $0.2 million.  However, auctions for these ARS investments have failed since February 2008, and the current economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our ARS investments.  We cannot be sure when liquidity will return to the ARS market.  Therefore, we intend to hold the remaining ARS investments in our portfolio for at least the next twelve months, and accordingly, they have been classified as long-term on our condensed consolidated balance sheet at June 30, 2009.

Fair value measures of our ARS investments have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.  In 2008, we had determined that our ARS investments had experienced an other-than-temporary impairment in fair value and we had estimated the fair value to be $46.6 million, representing an impairment loss of $13.4 million, as of December 31, 2008.  The April 2009 redemption and sale of certain ARS investments resulted in a net realized gain of $1.7 million.  Based on a cash flow discounting model and other information, we have estimated the fair value to be $40.0 million as of June 30, 2009, representing an unrealized gain on investments of $2.5 million recorded in accumulated other comprehensive income on our condensed consolidated balance sheet for the six months ended June 30, 2009.

In October 2008, to address the liquidity issues associated with these ARS investments in the short-term, we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral.  We had granted Deutsche Bank a first priority security interest in certain of our ARS investments having a total combined par value of $55.9 million as collateral.  Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note.  All outstanding principal amounts are due and payable in full on the maturity date on October 27, 2010.  We may elect to pay back the full principal amount prior to the maturity date with no penalty.  Absent a default by our company or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note.  Under the terms of the Note, and at our option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%.  The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of our Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.  In April 2009, as certain of our ARS investments were redeemed or sold, we repaid $8.3 million, or 70% of the par value of the redeemed and sold ARS investments, against the Note payable in accordance with the terms of the Note.

In April 2009, we sold 941,177 shares of our common stock to InterWest Partners X, LP, an affiliate of certain of our existing stockholders, for an aggregate purchase price of approximately $8.0 million, or $8.50 per share.

In June 2009, we completed a rights offering to sell shares of our common stock, on a pro rata basis, to our existing shareholders.  Concurrent with the rights offering, we sold to Novo A/S, one of our stockholders, 343,406 shares of our common stock in a private placement.  Total gross proceeds of the rights offering, including the private placement to Novo A/S, was $17.0 million.  Although we did not need the capital for our immediate plans of operation, we believed that it was in our best interest to raise capital in anticipation of our future needs.  We intend to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.

Because of the significant time it may take for Augment or our other product candidates to complete the clinical trial process, obtain approval from regulatory authorities and successfully commercialize our products, we may require substantial additional capital resources.  We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means.  We may attempt to raise additional capital due to favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations.  To the extent that we raise additional funds by issuing equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility.  To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us.  In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones.  Failure to achieve these milestones may harm our future capital position. Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.  If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, pre-clinical or clinical programs.

We believe that the June 30, 2009 balance of our cash and investments, which includes the gross proceeds of $8.0 million received in April 2009 in connection with the transaction with InterWest Partners X, L.P. and the gross proceeds of $17.0 million received in June 2009 in connection with our rights offering, in addition to the $6.0 million time-based cash payment received in July 2009 from Luitpold and the expected $4.0 million time-based cash payment to be received by the end of 2009 from Luitpold, will be sufficient to fund our business operations through at least the third quarter of 2010.

For the six months ended June 30, 2009, net cash used in operating activities was $15.7 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash provided by investing activities was $2.9 million for the six months ended June 30, 2009 and consisted of the net sales of short-term investments, offset in part by engineering design and planning costs for the new manufacturing facility at our corporate headquarters and capitalized patent costs.  Net cash provided by financing activities was $16.6 million for the six months ended June 30, 2009 and consisted primarily of $24.7 million in net proceeds from issuance of common stock, offset partially by $8.3 million paid down on our Note payable.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), establishes standards for reporting and display of comprehensive (loss) income and its components in the condensed consolidated financial statements.  Our comprehensive (loss) income as defined by SFAS No. 130 is the total of net (loss) income and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of our comprehensive (loss) income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	2009 (in millions)	2008 (in millions)
Net (loss) income	$(6.3)	$(9.2)
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	0.9	(7.8)
Comprehensive (loss) income	$(5.4)	$(17.0)

	Six months Ended June 30,
	2009 (in millions)	2008 (in millions)
Net (loss) income	$(14.3)	$22.1
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	2.4	(10.2)
Comprehensive (loss) income	$(11.9)	$11.9

Recent Accounting Pronouncements

Fair Value Measurements and Other-Than-Temporary Impairments

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP changes existing guidance for determining whether impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.  Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosures about fair values of financial instruments in all interim financial statements.  SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  Due to their short-term nature, the carrying amounts reported in our condensed consolidated financial statements approximate the fair value for cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations.  Our credit facility with Deutsche Bank, upon which we borrowed $39.1 million in October 2008, had a carrying amount of $30.8 million as of June 30, 2009 that approximated the fair value.  Our investments in ARS are recorded at a fair value of $40.0 million as of June 30, 2009.

We adopted the FSPs set forth above as of June 30, 2009.  The adoption did not have a material impact on our condensed consolidated financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  We adopted SFAS No. 165 as of June 30, 2009, and have evaluated subsequent events through August 10, 2009.

The FASB Accounting Standards CodificationTM

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”) which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. generally accepted accounting principles.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  We expect to conform our financial statements and related Notes to the new Codification for the three months ended September 30, 2009.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.00% to 0.80% during the six months ended June 30, 2009.  We have not used derivative financial instruments for speculation or trading purposes.

As of June 30, 2009, we had $40.9 million in short-term investments that are classified as available for sale, consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $40.7 million and certain student loan backed ARS investments totaling $0.2 million which were partially redeemed in July 2009.  The GSE securities have maturity dates from July 2009 through June 2010.  Also as of June 30, 2009, we had long-term investments of $39.8 million in ARS investments that are classified as available-for-sale and recorded at fair value.

As of June 30, 2009, the total fair value of our short-term and long-term investments in ARS was $40.0 million, consisting of $28.6 million in bonds with a credit rating of “AAA,” $8.0 million in bonds with a credit rating of “A” and $3.4 million in bonds with a credit rating of “BBB.”  Generally, these ARS investments are bonds sold by state guarantee agencies backed by student loans under the FFELP.  The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.  Auctions for these ARS investments have failed since the ARS market collapsed in February 2008.  In 2008, we had determined that our ARS investments had experienced an other-than-temporary impairment in fair value and we had estimated the fair value to be $46.6 million, representing an impairment loss of $13.4 million, as of December 31, 2008.  The April 2009 redemption and sale of certain ARS investments resulted in a net realized gain of $1.7 million.  Based on a cash flow discounting model and other information, we have estimated the fair value to be $40.0 million as of June 30, 2009, representing an unrealized gain on investments of $2.5 million recorded in accumulated other comprehensive income on our condensed consolidated balance sheet for the six months ended June 30, 2009.

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

PART II — OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

In February 2009, we filed an arbitration claim with the Financial Industry Regulatory Authority, Inc. (“FINRA”) against Deutsche Bank Securities, Inc. (“DBSI”) asserting various claims relating to investments in auction rate securities made on our behalf including, among others, claims for violation of federal and state securities laws, breach of contract, fraud, and breach of fiduciary and other duties.  On May 4, 2009, DBSI filed an Answer to the Statement of Claim wherein they denied all allegations.  An arbitration panel has been selected and the parties are now proceeding with discovery.

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our risk factors as disclosed in “Part II, Item 1A. Risk Factors” of our Interim Report on Form 10-Q for the three months ended March 31, 2009.  The risks disclosed in these risk factors could materially affect our business, financial condition and/or operating results.  The risks disclosed in our Annual Report on Form 10-K, our Interim Report on Form 10-Q and the risks described below may not be the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our stock and the licensing and sale of our orofacial therapeutic business.  We believe that the June 30, 2009 balance of our cash and investments, which includes the net proceeds of our February 2007 secondary public offering, the January 2008 sale of our orofacial therapeutic business to Luitpold, the funds borrowed in October 2008 from our Deutsche Bank credit facility, the April 2009 sale of common stock to InterWest Partners and the net proceeds of our June 2009 rights offering, in addition to time-based milestone payments expected to be received later in 2009, will be sufficient to meet our anticipated cash requirements at least through the third quarter of 2010.

We may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings.  We may seek such additional funds regardless of the extent to which funds are raised in a public offering as identified in our shelf registration statement described below.

In July 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”).  Although we currently have no plans to do so, under the shelf registration statement, we may from time to time, in one or more series, separately or together, sell common stock, preferred stock, debt securities or warrants to purchase our Company’s common stock or any combination of such securities.  The aggregate public offering price of the securities that we may offer pursuant to the registration statement is up to $150.0 million.  There can be no assurances that the SEC will declare our shelf registration statement effective, or that we will successfully raise a sufficient amount of capital through this public offering.

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

Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unforeseen developments during our pre-clinical activities and clinical trials;

•	delays in the timing of receipt of required regulatory approvals;

•	unanticipated expenditures in research and development or manufacturing activities;

•	delayed market acceptance of our approved product;

•	unanticipated expenditures in the acquisition and defense of intellectual property rights;

•	the failure to develop strategic alliances for the marketing of some of our product candidates;

•	additional inventory builds to adequately support the launch of new products;

•	unforeseen changes in healthcare reimbursement for procedures using our approved product;

•	inability to train a sufficient number of surgeons to create demand for our approved product;

•	lack of financial resources to adequately support our operations;

•	difficulties in maintaining commercial scale manufacturing capacity and capability;

•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;

•	unanticipated difficulties in operating in international markets;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	unforeseen problems in attracting and retaining qualified personnel to market our approved product;

•	enactment of new legislation or administrative regulations;

•	the application to our business of new court decisions and regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	the failure to comply with regulatory guidelines;

•	unforeseen cost overruns associated with completion of a new manufacturing facility that we intend to lease;

•	the uncertainty in industry demand and patient wellness behavior as businesses and individuals suffer from the current economic downturn; and

•	an unfavorable result in our arbitration claim against DBSI.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures.  Any acquisition or joint venture would likely increase our capital requirements.

If adequate financing is not available, we may be required to delay, scale back or eliminate our operations, which would have a material adverse effect on our business, financial conditions and results of operations.

Liquidation of our investments could be delayed.

As of June 30, 2009, we had investments in student loan backed ARS investments with a combined par value of $48.1 million.  Auctions for these securities have failed since the ARS market collapsed in February 2008.  In April 2009, however, we were able to sell two of our ARS investments and two of our ARS investments were redeemed by the issuer, and in July 2009, certain of our ARS investments were partially redeemed by the issuer.

There can be no guarantee that the market will reform or that the $48.1 million combined par value of our remaining ARS investments at June 30, 2009 will be liquidated, or even if liquidated, that they will be sold in the timeframe necessary to meet our operational and financial liquidity needs. In addition, even if liquidated, we may be forced to sell these ARS investments at a value that is significantly less than their par value or less than the fair value as reported herein. If we are unable to liquidate our ARS investments or are forced to sell our ARS investments at values that are less than their par value, our business, financial condition and results of operations may be materially and adversely affected.

Risks Relating to the Ownership of Our Common Stock

Our executive officers, directors and their affiliates maintain the ability to substantially influence all matters submitted to stockholders for approval.

As of June 30, 2009, our executive officers, directors, and their affiliates beneficially owned shares representing approximately 34.3% of our capital stock.  This total includes 1,830,253 shares owned by InterWest Partners, X, L.P. and its affiliates.  Chris Ehrlich, who is one of our directors, is an affiliate of InterWest.  This total also includes 3,720,065 shares owned by Novo A/S.  Thorkil K. Christensen, who is one of our directors, is the Chief Financial Officer of Novo A/S.

Accordingly, our current executive officers, directors, and their affiliates have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions, as well as management and affairs. This concentration of ownership may delay or prevent a change in control of us at a premium price if these stockholders oppose it, even if it would benefit our other stockholders.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

The market price of our common stock could drop significantly if our existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them.  All of the shares sold in our May 2006 IPO, in our February 2007 secondary offering, and in our June 2009 rights offering were freely tradable without restriction or further registration under the federal securities laws, except for shares purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act.  We expect that we also will be required to register any securities sold in future private financings.  In addition, all of our common stock issued prior to our IPO is freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates.  Furthermore, as of June 30, 2009, holders of approximately 2,816,309 shares of our common stock had piggyback registration rights with respect to their shares in connection with future offerings. Those registration rights will expire upon the earlier of the transfer of those shares by the holder of the rights or the fifth anniversary of our IPO which will occur in May 2011. Sales by stockholders of substantial amounts of our shares, including sales by Novo A/S or InterWest Partners, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

As of June 30, 2009, there were options issued and outstanding to purchase 2,649,522 shares of our common stock with a weighted average exercise price of $9.21.  Also at June 30, 2009, there were       588,613 options remaining available for future for issuance of options under our stock option plan.

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

Under EU regulatory systems, GEMESIS is being reviewed and our lead product candidates, Augment and Augment Injectable, may be reviewed as a medicinal product.  Marketing authorization for medicinal products can be submitted under the centralized European Agency for the Evaluation of Medicinal Products or the decentralized mutual recognition process.  It is our understanding that the centralized procedure is mandatory for biotechnology derived products such as GEMESIS, Augment and Augment Injectable.  If a product is approved under the centralized procedure, it receives a single marketing authorization that is valid in all EU member states.  The decentralized process provides for mutual recognition of national approved decisions which allows the holder of an approval from one EU member state to submit an application in other member states requesting that they recognize the approval already granted.  To date, the European Medicines Agency (“EMEA”) has indicated that our Marketing Authorization Application (“MAA”) is not sufficient to gain approval of GEMESIS in the EU.  We may be required to submit additional clinical and manufacturing data to obtain approval of GEMESIS.  Although we will be appealing the EMEA’s decision, there can be no assurances that such an appeal would be successful.  Furthermore, if the appeal is unsuccessful there is no assurance that submission of such additional data will be sufficient to gain approval of GEMESIS.  In addition, our Augment family of product candidates may encounter similar issues, and there can be no assurances that we will obtain EU approval for our product candidates.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on June 18, 2009.  The following individuals were elected as Class I Directors by holders of our common stock to serve three-year terms expiring at the 2012 annual meeting or until his successor is duly elected and qualified:

Director	For	Withheld	Abstain	Broker Non- Votes

Thorkil K. Christensen	18,000,001	462,313	—	—
Chris Ehrlich	18,001,326	460,988	—	—
Charles W. Federico	17,952,771	509,543	—	—

Gary E. Friedlaender, M.D. and Douglas Watson continue to serve as Class II Directors whose current terms will not expire until the 2010 annual meeting, and Samuel E. Lynch, D.M.D., D.M.Sc., Larry W. Papasan and James G. Murphy continue to serve as Class III Directors whose current terms will not expire until the 2011 annual meeting.

In other voting, stockholders approved the participation of Novo A/S as a standby purchaser in our rights offering, pursuant to which Novo A/S agreed to backstop the offering by agreeing to purchase up to $15.0 million of common stock in the offering if the stock was not purchased by other stockholders.  Excluding votes cast by Novo A/S and its affiliates and associates, votes totaled 13,106,032 for (which is approximately 80% of the outstanding shares of our common stock, excluding shares that are owned by Novo A/S and its affiliates and associates), 86,088 against, 23,353 abstentions and 1,870,182 broker non-votes.

Our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  Votes totaled 18,447,851 for, 10,746 against, 3,717 abstentions and zero broker non-votes.

Item 5.      OTHER INFORMATION

None.

Item 6.      EXHIBITS

Exhibit No.	Filed	Description

10.1	(a)	Purchase Agreement between the registrant and InterWest Partners, dated April 3, 2009

10.2	(a)	Standby Purchase Agreement between the registrant and Novo A/S, dated April 4, 2009

31.1	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(b)	Section 1350 Certification of the Chief Executive Officer

32.2	(b)	Section 1350 Certification of the Chief Financial Officer

(a)	Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009.

(b)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2009

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer