Form 10-Q
period 2009-09-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2009-11-05
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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
☐ Yes ☒ No

As of November 3, 2009, there were issued and outstanding 21,791,310 shares of the registrant's common stock.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Forward-looking statements convey our current expectations and forecasts of future events.  Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.”  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,336,533	$17,534,963
Investments - short term	54,915,624	33,218,233
Receivables - trade	-	1,084
Receivables - other	4,503,714	11,635,778
Inventory	1,361,334	-
Prepaid expenses	591,126	503,032
Total current assets	75,708,331	62,893,090
Investments - long term	31,378,620	46,624,040
Inventory	-	1,261,987
Prepaid expenses - long term	15,663	58,673
Property and equipment, net	6,270,787	7,014,262
Capitalized patent license fees, net	3,329,706	4,983,729
Deposits	2,304,277	2,284,608
Total assets	$119,007,384	$125,120,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,646,299	$4,325,907
Accrued payroll, employee benefits and payroll taxes	2,009,226	2,304,016
Other accrued expenses	1,085,305	2,392,236
Current portion of capital lease obligations	18,840	18,187
Current portion of note payable	4,760,000	-
Deferred revenue	971,188	971,188
Total current liabilities	10,490,858	10,011,534
Accrued rent - related party	413,542	399,256
Capital lease obligations	20,500	34,713
Deferred revenue	15,794,471	16,520,866
Note payable	25,030,000	39,100,000
Total liabilities	51,749,371	66,066,369

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized; 21,790,787 shares issued and outstanding as of September 30, 2009; 18,714,067 shares issued and outstanding as of December 31, 2008	21,791	18,714
Additional paid-in capital	159,246,371	131,262,570
Accumulated other comprehensive income	2,605,070	135,542
Accumulated deficit	(94,615,219)	(72,362,806)
Total stockholders’ equity	67,258,013	59,054,020
Total liabilities and stockholders’ equity	$119,007,384	$125,120,389

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Royalty income	$129,749	$169,017	$400,111	$605,012
Sublicense fee income	244,793	244,792	726,396	729,056
Other revenue	-	5,160	-	30,301
Total revenues	374,542	418,969	1,126,507	1,364,369
Costs and expenses:
Research and development (a)	5,191,513	5,665,818	15,538,084	18,631,080
General and administrative (b)	2,755,003	2,198,393	7,534,323	7,056,214
Depreciation and capital lease amortization	333,458	355,235	1,015,424	1,067,209
Patent license fee amortization	549,025	665,825	2,018,444	1,898,268
Total costs and expenses	8,828,999	8,885,271	26,106,275	28,652,771
Loss from operations	(8,454,457)	(8,466,302)	(24,979,768)	(27,288,402)
Interest (expense) income, net	(103,919)	97,903	(264,299)	427,726
Investment income (loss), net	642,243	(9,598,379)	2,991,654	(8,150,753)
Gain on disposal of equipment	-	-	-	5,025
(Loss) gain on disposal of orofacial therapeutic business	-	(1,875)	-	39,291,314
(Loss) income before income taxes	(7,916,133)	(17,968,653)	(22,252,413)	4,284,910
Income taxes	-	-	-	122,500
Net (loss) income	$(7,916,133)	$(17,968,653)	$(22,252,413)	$4,162,410
Net (loss) income per common share:
Basic	$(0.36)	$(0.97)	$(1.11)	$0.23
Diluted	$(0.36)	$(0.97)	$(1.11)	$0.22
Weighted average shares used to compute net (loss) income per common share:
Basic	21,751,983	18,566,073	20,074,256	18,481,388
Diluted	21,751,983	18,566,073	20,074,256	19,241,894
Related party disclosures:
(a) Research and development includes professional fees to related parties	$5,000	$5,000	$5,000	$5,000
(b) General and administrative includes rent and operating expenses to related parties	$243,834	$233,105	$738,775	$763,762

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(22,252,413)	$4,162,410
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and capital lease amortization expense	1,015,424	1,067,209
Patent license fee amortization	2,018,444	1,898,268
Gain on disposal of equipment	-	(5,025)
Other-than-temporary impairment loss on investments	-	10,224,655
Gain on sale of investments	(2,091,650)	-
Non-cash compensation and consulting expense	3,053,839	2,481,348
Gain on disposal of orofacial therapeutic business	-	(39,291,314)
Other	(186,618)	(228,994)
Changes in operating assets and liabilities:
Receivables	1,319,766	3,135,948
Inventory	(99,347)	(463,126)
Prepaid expenses	21,851	209,093
Accounts payable, accrued payroll and other accrued expenses	(4,267,044)	(780,136)
Deferred revenue	(726,395)	(729,057)
Net cash used in operating activities	(22,194,143)	(18,318,721)
Cash flows from investing activities
Capitalized patent license fees	(364,421)	(1,522,625)
Proceeds from disposal of equipment	-	7,887
Purchases of property and equipment	(271,949)	(543,913)
Equipment deposits	(19,669)	(820,673)
Purchases of investments	(42,171,792)	(28,800,000)
Sales of investments	40,281,000	10,600,000
Net proceeds from disposal of business	6,000,000	29,816,021
Proceeds from disposal of assets held for sale	-	3,436,911
Net cash provided by investing activities	3,453,169	12,173,608
Cash flows from financing activities
Payments on capital lease obligations	(13,560)	(12,937)
Payments on note payable	(9,310,000)	-
Issuance of common stock under compensation plans	358,785	636,760
Net proceeds from issuance of common stock	24,507,319	-
Net cash provided by financing activities	15,542,544	623,823
Net decrease in cash and cash equivalents	(3,198,430)	(5,521,290)
Cash and cash equivalents, beginning of period	17,534,963	25,482,587
Cash and cash equivalents, end of period	$14,336,533	$19,961,297
Supplemental disclosures of cash flow information
Interest paid	$453,622	$2,291

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006). Inter-company balances and transactions are eliminated in consolidation.  As of September 30, 2009, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine -month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009.

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

The FASB Accounting Standards CodificationTM

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”).  The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. generally accepted accounting principles.  The Codification did not change U.S. generally accepted accounting principles but reorganizes the literature.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  Subsequent changes to the Codification will be released through Accounting Standards Updates (“ASU”), which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification.  The Company has conformed its financial statements and related Notes to the new Codification for the three and nine months ended September 30, 2009.

In conjunction with the issuance of SFAS No. 168, the FASB issued ASU No. 2009-01 Topic 105, Generally Accepted Accounting Principles (“ASC No. 2009-01”).  ASU No. 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles.  ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASU did not have a material impact on the Company’s financial position or results of operation as of and for the three and nine months ended September 30, 2009.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Recent Accounting Pronouncements (continued)

Fair Value Measurements and Other-Than-Temporary Impairments

In April 2009, the FASB issued Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities (includes former Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).  The ASC changes existing guidance for determining whether impairment of debt securities is other-than-temporary. The ASC requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.  Upon adoption of the ASC, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (includes former FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This ASC, while emphasizing that the objective of fair value measurement described in ASC 820 (formerly SFAS No. 157, Fair Value Measurements) remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.  The ASC reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The ASC identifies factors to be considered when determining whether or not a market is inactive.

In April 2009, the FASB issued ASC 825-10, Financial Instruments (includes former FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This ASC requires disclosures about fair values of financial instruments in all interim financial statements, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  Due to their short-term nature, the carrying amounts reported in the Company’s condensed consolidated financial statements approximate the fair value for cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations.  The Company’s Time Promissory Note (the “Note”) credit facility with Deutsche Bank AG (“Deutsche Bank”), upon which the Company borrowed $39,100,000 in October 2008, had a carrying amount of $29,790,000 as of September 30, 2009 that approximated the fair value.  The Company’s investments in student loan backed auction rate securities (“ARS”) are recorded at a fair value of $39,004,600 as of September 30, 2009.   See Note 10 for information on fair value measurements.

The ASCs set forth above were effective for interim and annual periods ending after June 15, 2009.  The Company adopted the ASCs set forth above, and the adoption of such ASCs did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2009.

Business Combinations

In April 2009, the FASB issued ASC 805-10, Business Combinations (includes former FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). This ASC amends and clarifies the provisions of ASC 805, formerly SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the ASC are effective, for the Company, for business combinations occurring after January 1, 2009. The adoption of the ASC did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2009.  The impact of adoption of the ASC on the Company’s future condensed consolidated financial statements will depend on the nature, terms and size of future business combinations, if any.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Recent Accounting Pronouncements (continued)

Subsequent Events

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  This ASC distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted ASC 855, and has evaluated subsequent events through November 5, 2009.  See Note 17.

3.	Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share).  Under the provisions of ASC 260, basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. Common stock equivalents consist of shares of common stock issuable upon the exercise of outstanding stock options.

Basic net (loss) income per share is summarized as follows:

	Three months ended September 30,
	2009	2008
Historical numerator:
net loss attributable to common stockholders	$(7,916,133)	$(17,968,653)
Denominator:
weighted average shares of common stock outstanding	21,751,983	18,566,073

Basic net loss per common share	$(0.36)	$(0.97)

	Nine months ended September 30,
	2009	2008
Historical numerator:
net (loss) income attributable to common stockholders	$(22,252,413)	$4,162,410
Denominator:
weighted average shares of common stock outstanding	20,074,256	18,481,388

Basic net (loss) income per common share	$(1.11)	$0.23

Diluted net (loss) income per share is summarized as follows:

	Three months ended September 30,
	2009	2008
Historical numerator:
net loss attributable to common stockholders	$(7,916,133)	$(17,968,653)
Denominator:
weighted average shares of common stock outstanding	21,751,983	18,566,073

Diluted net loss per common share	$(0.36)	$(0.97)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Net (Loss) Income Per Share (continued)

	Nine months ended September 30,
	2009	2008
Historical numerator:
net (loss) income attributable to common stockholders	$(22,252,413)	$4,162,410
Denominator:
weighted average shares of common stock outstanding	20,074,256	19,241,894

Diluted net (loss) income per common share	$(1.11)	$0.22

The Company had potentially dilutive common stock equivalents outstanding of 2,570,410 shares as of September 30, 2009 and 2,265,729 shares as of September 30, 2008. These common stock equivalents consist of issued and outstanding stock options and non-vested stock. The common stock equivalents for the three and nine months ended September 30, 2009 and for the three months ended September 30, 2008 are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion is anti-dilutive.  The common stock equivalents for the nine months ended September 30, 2008 are included in the above diluted net income per common share historical calculations on a weighted average basis.

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

During the nine months ended September 30, 2008, the Company had recorded a $39,291,314 net gain on the sale of its orofacial therapeutic business, during which time the Company had received $30,000,000 in cash from the sale transaction, and $3,389,832 in cash from the sale of existing inventory.  In July 2009, the Company received a $6,000,000 time-based cash payment from Luitpold pursuant to the terms of the asset purchase agreement.  The Company expects to receive a final time-based cash payment of $4,000,000 by the end of 2009.

As of September 30, 2009, the Company had recorded a short-term receivable for $3,968,933, which represents the discounted balance of the $4,000,000 due from Luitpold by the end of 2009.  The Company recorded $186,618 of interest income from the accretion of the receivable during the nine months ended September 30, 2009.

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

In addition to the 2007 asset purchase agreement, at the transaction’s closing in January 2008, the Company entered into the following ancillary agreements with Luitpold:

1.
Amended and Restated Exclusive Sublicense Agreement — This agreement supersedes the December 2003 exclusive sublicense agreement between the parties and grants Luitpold exclusive rights to utilize the intellectual property the Company licenses from ZymoGenetics and Harvard in periodontal, oral, and cranio-maxillofacial indications, as well as veterinary indications. The term of this agreement extends until 2026.

2.
Exclusive License Agreement — This agreement sets forth Luitpold’s exclusive rights to utilize the intellectual property the Company currently owns or which it may develop or license in the future in the applications above the neck in humans and in veterinary applications. This agreement and Luitpold’s royalty obligations will expire upon the later of the date when the licensed patents have all expired or December 31, 2026.

3.
Agreement Terminating the Manufacturing and Supply Agreement — This agreement terminates the Company’s 2003 manufacturing and supply agreement with Luitpold, which obligated Luitpold to purchase all of its requirements for GEM 21S  from the Company and the Company was obligated to meet these requirements to the extent they were consistent with Luitpold’s forecasts.

4.
Agreement Terminating the Research, Development and Marketing Agreement — This agreement terminates the Company’s 2003 research, development and marketing agreement, which outlined the Company’s obligations to Luitpold with respect to the support of Luitpold’s marketing of products subject to the 2003 manufacturing and supply agreement and the 2003 exclusive sublicense agreement. However, under this agreement the Company continues to seek EU regulatory approval for GEMESIS, and is obligated to transfer ownership of that approval to Luitpold once it is obtained, if at all.  In addition, Luitpold remains obligated to pay the Company a $10,000,000 milestone payment following the approval.

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

As a result of the January 2008 sale of the Company’s remaining orofacial therapeutic business to Luitpold, no product sales revenue for net sales of GEM 21S have been recorded by the Company for the three and nine months ended September 30, 2009 and 2008.

Under the terms of the agreement to sell the Company’s orofacial therapeutic business to Luitpold, the Company expects to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting the Company’s technology to future products in the orofacial therapeutic field.  Royalty income of $129,749 and $400,111 has been recognized for the three and nine months ended September 30, 2009, respectively, and $169,017 and $605,012 has been recognized for the three and nine months ended September 30, 2008, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Luitpold Pharmaceuticals, Inc. (continued)

The U.S. Food and Drug Administration (“FDA”) approved the marketing of GEM 21S on November 18, 2005.  As a result, the Company received an initial milestone payment related to the 2003 exclusive sublicense agreement in the amount of $15,000,000 from Luitpold.  In December 2007, the Company received an additional $5,000,000 from Luitpold for the second anniversary of GEM 21S approval.  In accordance with the provisions of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables), and the specific accounting guidance regarding biotech license, research and development and contract manufacturing agreements, the Company is amortizing the $15,000,000 and $5,000,000 proceeds over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026.  At September 30, 2009, the Company’s deferred revenue balance was $16,765,659.  Sublicense fee revenues, which represent the current amortization of the $20,000,000 proceeds, were $244,793 and $726,396 for the three and nine months ended September 30, 2009, and were $244,793 and $729,057 for the three and nine months ended September 30, 2008, respectively.

In addition, as established in a prior agreement between the Company and Luitpold, the Company expects to receive a $10,000,000 milestone payment upon the European Union (“EU”) regulatory approval of GEMESIS.  The Company’s Marketing Authorization Application (“MAA”) for GEMESIS has been under review by the European Medicines Agency (“EMEA”).  Because of uncertainties in the EU regulatory review process, the Company has not recorded a receivable for this amount and has excluded this milestone payment from its financial guidance for 2009.

5.	Inventory

Inventory is summarized as follows:

	September 30, 2009	December 31, 2008
Raw materials	$1,085,892	$1,261,987
Finished goods	275,442	—
	$1,361,334	$1,261,987

As of September 30, 2009 and December 31, 2008, the Company’s inventory was comprised of raw materials and finished goods that will be used in the vial manufacturing process in anticipation of orthopedic product sales.  No allowance has been recorded for excess, obsolete, expired or scrapped inventory as of September 30, 2009 or December 31, 2008.

6.	Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2009	December 31, 2008
Equipment, computers and purchased software	$2,980,092	$2,811,856
Equipment, computers and purchased software not placed in service	2,277,164	2,302,516
Furniture and fixtures	722,920	722,920
Leased equipment	99,486	99,486
Construction in process	924,760	795,696
Leasehold improvements	4,047,159	4,047,159
	11,051,581	10,779,633
Less accumulated depreciation and amortization	(4,780,794)	(3,765,371)
	$6,270,787	$7,014,262

The Company has purchased equipment which has not yet been placed into service.  The balance of equipment that is not placed in service but is intended to be used in the new manufacturing facility in Franklin, Tennessee was $2,261,933 as of September 30, 2009 and $2,282,573 as of December 31, 2008.  The Company intends to move certain of its manufacturing operations to the new facility.  Prior to completion by the vendor of the manufacture of other equipment, the amount paid by the Company for such equipment is classified as “Deposits” on the Company’s condensed consolidated balance sheets.  See Note 7.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Property and Equipment (continued)

In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, as of September 30, 2009, the Company has estimated purchase commitments of $961,657 remaining to be paid through the year 2010.  See Note 12.

In August 2007, the Company entered into a new lease for approximately 30,000 square feet of space in a new building intended to house certain of its manufacturing operations.  The new building shell was completed in October 2009, and rent expense has commenced.  Equipment engineering design and planning costs related to this new space totaling $924,760 have been incurred as of September 30, 2009 and are included in construction in process.

7.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters. In addition, the Company paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in the new manufacturing facility intended to house certain of its manufacturing operations.

The Company has paid deposits for equipment that will be used in the new manufacturing facility.  The Company intends to move certain of its manufacturing operations to the new facility.  As the manufacture of this equipment is completed by the vendor, the deposits previously paid are reclassified on the Company’s condensed consolidated balance sheets from “Deposits” to “Property and equipment” and represent equipment not placed in service.  The Company’s balance of deposits paid for this new equipment, but not yet completed by the vendor, was $1,919,277 as of September 30, 2009 and $1,899,608 as of December 31, 2008.  See Note 6.

8.	Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment TM Injectable Bone Graft (“Augment Injectable”) and the Company’s other product candidates.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life.

In October 2008, the Company paid a $1,250,000 milestone payment to ZymoGenetics, Inc. (“ZymoGenetics”) as required upon filing the Device License Application (“DLA”) with Health Canada.  The DLA is required in Canada for approval of the commercialization of Augment as a medical device for use in the treatment of foot and ankle fusions.  The Company has capitalized costs totaling $12,487,229 as of September 30, 2009 related to the acquisition of its patent licenses.

9.	Investments

As of September 30, 2009, the Company had short-term investments of $54,915,624 that are classified as available for sale and consist of U.S. government sponsored enterprise (“GSE”) securities totaling $43,256,524, two U.S. Treasury Notes totaling $2,523,100 and certain student loan backed auction rate securities (“ARS”) totaling $9,136,000.  The GSE securities have maturity dates ranging from October 2009 through June 2010.  The two U.S. Treasury Notes have maturity dates of March 31, 2010 and April 30, 2010, respectively.  In October 2009, one ARS investment was partially redeemed by the issuer and two ARS investments were sold at a discount to a third party.  As a result of the October 2009 activity, ARS investments totaling $9,136,000 have been classified as short-term investments on the condensed consolidated balance sheet at September 30, 2009.

Also as of September 30, 2009, the Company had long-term investments of $31,378,620, consisting of a GSE security of $1,510,020 and ARS investments of $29,868,600.  The GSE security has a maturity date of March 2011.  The ARS investments are classified as available-for-sale and recorded at fair value.  Generally, the ARS investments held by the Company are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”).  The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Investments (continued)

The combined fair value of the ARS investments (both short-term and long-term) held by the Company as of September 30, 2009 totaled $39,004,600, and consisted of $28,625,120 in bonds with a credit rating of “AAA,” $7,664,360 in bonds with a credit rating of “A” and $2,715,120 in bonds with a credit rating of “BBB.”  The combined par value of the Company’s ARS investments was $46,700,000 as of September 30, 2009.

During the three months ended September 30, 2009, certain of the Company’s ARS investments were partially redeemed at par, resulting in cash proceeds of $1,400,000.  In October 2009, one ARS investment was partially redeemed by the issuer and two ARS investments were sold at a discount to a third party, resulting in cash proceeds of $9,136,000.  The Company intends to hold the remaining ARS investments in its portfolio for at least the next 12 months, and accordingly, the remaining ARS investments have been classified as long-term investments on the condensed consolidated balance sheet at September 30, 2009.

In 2008, the Company had determined that its ARS investments had experienced an “other-than-temporary” impairment in fair value.  The Company had estimated the fair value to be $46,624,040 as of December 31, 2008.  Based on a cash flow discounting model, the subsequent sales, redemptions and partial redemptions of certain ARS investments occurring during 2009, and other information as discussed in Note 10, the Company has estimated the fair value to be $39,004,600 as of September 30, 2009, resulting in an unrealized gain of $2,569,910 recorded in accumulated other comprehensive income in its condensed consolidated balance sheet for the nine months ended September 30, 2009.

The Company recorded aggregate net investment income (including realized gains and losses) on its short-term and long-term investment portfolio of $2,991,654 for the nine months ended September 30, 2009.  At September 30, 2009, the Company had accrued interest receivable of $385,968 related to its investment portfolio.  For the nine months ended September 30, 2008, the Company recorded aggregate net investment losses (including realized gains and losses) of $8,150,753 on its investment portfolio, including an impairment loss of $10,224,655 recorded on its ARS investments.

10.	Fair Value Measurements

As of January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements (formerly SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

As of September 30, 2009, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,336,533	$—	$—	$14,336,533
Short-term investments (GSE, U.S. Treasury Notes and short-term auction rate securities)	45,779,624	—	9,136,000	54,915,624
Long-term investments (GSE and auction rate securities)	1,510,020	—	29,868,600	31,378,620
Total cash and investments	$61,626,177	$—	$39,004,600	$100,630,777

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements (continued)

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments include GSE securities, two U.S. Treasury Notes and certain ARS investments classified as available for sale.

The Company’s long-term investments consist of a GSE security and ARS investments.  ARS are debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process.  However, auctions for these ARS investments have failed since the ARS market collapsed in February 2008.  Although the auctions for these ARS investments have failed, the Company continues to earn and receive interest on these investments.

During the nine months ended September 30, 2009, certain of the Company’s investments in ARS were sold or redeemed by the issuer.  In April 2009, the Company sold two of the ARS investments and two of the ARS investments were redeemed by the issuer, representing total par value of $11,900,000, for total proceeds of $10,881,000.  In July 2009, two of the ARS investments were partially redeemed at par by the issuer for total proceeds of $200,000.  In September 2009, two of the ARS investments were partially redeemed at par by the issuer for total proceeds of $1,200,000.  In addition, in October 2009, one ARS investment was partially redeemed by the issuer at par and two ARS investments were sold at a discount to a third party.  As a result of the October 2009 activity, ARS investments totaling $9,136,000 have been classified as short-term investments on the condensed consolidated balance sheet at September 30, 2009.

Fair value measures for the Company’s investments in ARS have been estimated using cash flow discounting with a Monte Carlo simulation and other information.  The valuation model reflects various assumptions that market participants would use in pricing these ARS investments, including among others, the collateralization underlying the ARS investments, the creditworthiness of the counterparty, the expected future cash flows and the risks associated with uncertainties in the current market.

The following table provides the provisions of the Company’s ARS investments as of September 30, 2009:

CUSIP	Auction Reset Period	Stated Interest Rate at 9/30/09 (1)	Original Maturity	Moody Rating as of 9/30/09	S&P Rating as of 9/30/09	Fitch Rating as of 9/30/09	Credit Backing
10620NBV9	7 days	1.746%	6/25/2043	Aaa	AAA	AAA	FFELP
10623PDB3	28 days	1.753%	3/1/2040	Aaa	-	AAA	FFELP
196777JZ0	28 days	1.496%	12/1/2034	Aaa	AAA	AAA	FFELP
196777KF2	28 days	0.895%	12/1/2037	Aaa	AAA	AAA	FFELP
207784AL3	28 days	1.550%	6/1/2034	-	AAA	AAA	FFELP
28148NAT0	28 days	2.887%	12/1/2035	Aaa	-	AAA	FFELP
604152AD0	28 days	1.246%	5/1/2038	A2	-	-	MBIA
606072GD2	28 days	1.562%	6/1/2031	Aaa	-	AAA	FFELP
606072HG4	28 days	1.091%	9/1/2043	Aaa	-	AAA	FFELP
679110CL8	28 days	1.241%	6/1/2030	Baa1	A	-	FFELP
709163EY1	28 days	0.916%	12/1/2045	A3	-	AAA	FFELP
709163DK2	28 days	0.692%	10/1/2042	A3	-	AAA	FFELP
917546FK4	28 days	0.000%	11/1/2040	Aaa	AAA	-	FFELP
917546GJ6	28 days	1.744%	5/1/2046	Aaa	AAA	-	FFELP

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

•	Commercial paper rates beyond September 30, 2009 were not available, so the commercial paper rates were estimated based on the equivalent LIBOR forward rate.

•
The last known market trade of an ARS investment or a bid offer received by the Company functioned as a reference control or data point in assisting the Company with the overall analysis of the fair value models prepared.

Based on the cash flow discounting model and other information, the Company’s ARS investments are estimated to have a fair market value of $39,004,600 as of September 30, 2009.

The following table summarizes the activity related to the Company’s ARS investments which have fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2009:

Balance at December 31, 2008	$46,624,040
Unrealized gain reported in equity through accumulated other comprehensive income for the three months ended March 31, 2009	1,479,160
Balance at March 31, 2009	48,103,200
Realized gain reclassified from unrealized gains and reported in earnings on securities sold or redeemed	(1,688,840)
Redemption and sales for the three months ended June 30, 2009	(9,192,160)
Unrealized gain reported in equity through accumulated other comprehensive income for the three months ended June 30, 2009	2,750,850
Balance at June 30, 2009	39,973,050
Realized gain reclassified from unrealized gains and reported in earnings on securities redeemed	(402,810)
Redemptions for the three months ended September 30, 2009	(997,190)
Unrealized gain reported in equity through accumulated other comprehensive income for the three months ended September 30, 2009	431,550
Balance at September 30, 2009	$39,004,600

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements (continued)

Other-than-temporary impairment analysis

In determining whether there was an other-than-temporary impairment of the ARS investments, the Company relied upon guidance provided in ASC 320-10, Investments – Debt and Equity Securities (includes former FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities). Under the ASC 320 model used to determine other-than-temporary impairments, the Company determined that the ARS investments were impaired in 2008 using cash flow discounting with a Monte Carlo simulation model.

As required by ASC 320, the Company considered whether the impairment should be deemed other-than-temporary.  The Company believes its ARS investments are not currently at risk of default since substantially all FFELP and student loan-backed investments held by the Company maintain credit ratings of “AAA,” “A” or “BBB” and there have been continued interest payments by the respective issuers.  However, due to the unprecedented events in the ARS market and extended lack of liquidity, as well as the current economic downturn and the related uncertainty in the financial markets, the Company cannot predict when liquidity will return to the ARS market.

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

During the nine months ended September 30, 2009, certain of the Company’s ARS investments were redeemed or sold, totaling $13,300,000 par value.  In accordance with the terms of the Note, as of September 30, 2009, the Company repaid $9,310,000 against the Note payable, or 70% of the par value of the redeemed and sold ARS investments.

In October 2009, one ARS investment was partially redeemed by the issuer and two ARS investments were sold at a discount to a third party, resulting in cash proceeds of $9,136,000.   In accordance with the terms of the Note and as a result of the October 2009 activity, the Company repaid $4,760,000 against the Note payable, or 70% of the par value of the collateralized ARS investments partially redeemed or sold.

As of September 30, 2009, the Company’s outstanding balance borrowed against the Note was $29,790,000, consisting of $4,760,000 classified as current and $25,030,000 classified as non-current.  See Note 10 for more information on the Company’s ARS investments.

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

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility.  As of September 30, 2009, the Company has paid a total of $4,181,210 for the equipment, consisting of $2,261,933 classified as equipment not placed in service (see Note 6) and $1,919,277 classified as deposits (see Note 7) as the title to the equipment remains with the supplier until delivery to the Company.  In addition, under these agreements, the Company has estimated remaining purchase commitments of $46,760 for 2009 and $914,897 for 2010.

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

Sale of Shares of Common Stock to InterWest Partners

On April 3, 2009, the Company entered into a purchase agreement with InterWest Partners X, L.P., pursuant to which the Company sold to InterWest Partners X, L.P. 941,177 shares of common stock for an aggregate purchase price of approximately $8,000,000, or $8.50 per share.  The purchase closed on April 7, 2009.  Prior to such purchase, affiliates of InterWest Partners X, L.P., including InterWest Partners VIII, L.P., beneficially owned 4.7% of the Company’s outstanding shares of common stock.  After giving effect to the purchase and to the rights offering discussed below, InterWest Partners X, L.P. and its affiliates beneficially owned 8.4% of the Company’s outstanding shares of common stock at September 30, 2009.  Chris Ehrlich, one of the Company’s directors, is a Venture Member of InterWest Management Partners VIII, L.L.C., which serves as the general partner of InterWest Partners VIII, L.P., InterWest Investors Q VIII, L.P. and InterWest Investors VIII, L.P. and as Manager of InterWest Management Partners X, L.L.C., which serves as the general partner of InterWest Partners X, L.P.  In connection with the purchase transaction, the Company agreed to pay the reasonable fees and expenses of InterWest Partners X, L.P.’s counsel in connection with the purchase agreement, in an amount not to exceed $15,000.  In July 2009, the Company filed a registration statement with the SEC in connection with the resale of the shares purchased by InterWest Partners pursuant to the purchase agreement, and other shares of common stock beneficially owned by its affiliates.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Capital Shares (continued)

Rights Offering

On June 25, 2009, the Company completed a rights offering to sell 2,000,000 shares of the Company’s common stock to its existing stockholders of record as of April 21, 2009 (the “record date”), other than with respect to shares held in the 401(k) plan.  Although the Company did not need the capital for its immediate plans of operation, the Company believed that it was in its best interest to raise capital in anticipation of its future needs.  The Company intends to use the net proceeds of the rights offering for general corporate purposes, including funding additional product development and potential commercialization activities.

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

Standby Purchase Agreement with Novo A/S

On April 4, 2009, in conjunction with the rights offering, the Company entered into a standby purchase agreement with Novo A/S, one of the Company’s stockholders.   Pursuant to the standby purchase agreement, Novo A/S agreed to backstop the rights offering by purchasing up to $15,000,000 of the Company’s common stock in the rights offering.  The rights offering was over-subscribed and, accordingly, Novo A/S did not purchase any shares in its role as standby purchaser.  Concurrent with the rights offering, the Company sold to Novo A/S 343,406 shares of the Company’s common stock in a private placement.  Prior to the rights offering, Novo A/S beneficially owned 17.2% of the Company’s outstanding shares of common stock.  After giving effect to the private placement, Novo A/S and its affiliates beneficially owned 17.1% of the Company’s outstanding shares of common stock at September 30, 2009.  The Company agreed to reimburse Novo A/S for all of its attorneys’ fees incurred in connection with the standby purchase agreement and the standby purchase, subject to a maximum of $20,000.   In July 2009, the Company filed a registration statement with the SEC in connection with the resale of the shares purchased by Novo A/S.

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

The employee stock options granted by the Company are structured to qualify as “incentive stock options” (“ISOs”).  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company has not recognized any income tax benefit for the three and nine months ended September 30, 2009 and 2008 for share-based compensation arrangements as the Company does not believe that it will recognize any deferred tax assets from such compensation costs recognized in the current period.

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

As of September 30, 2009, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance under the option plan.  Also as of September 30, 2009, a total of 2,570,410 options for shares of common stock were issued and outstanding and a total of 831,427 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 617,886 shares of common stock remaining available for future issuance in connection with the option plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three and nine months ended September 30, 2009, the Company granted stock options to purchase an aggregate of 8,713 and 627,341 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $10.90 and $8.70 per share, respectively.  During the three and nine months ended September 30, 2008, the Company granted stock options to purchase an aggregate of 20,613 and 612,631 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $10.90 and $13.66 per share, respectively.

There were 49,839 and 95,354 shares of common stock issued upon option exercises during the three and nine months ended September 30, 2009, respectively.  There were 50,370 and 219,613 shares of common stock issued upon exercises during the three and nine months ended September 30, 2008, respectively.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees, and ASC 718, Compensation – Stock Compensation (formerly included in SFAS No. 123(R), Share-Based Payment), using the modified prospective method of transition. Under that transition method, compensation expense recognized in the three and nine months ended September 30, 2009 and 2008 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC 718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the nine months ended September 30, 2009 and 2008 as follows:

	2009	2008
Average Risk free interest rate	2.11%	2.88%
Expected dividend yield	—	—
Volatility factor of the expected market price	77% - 79%	79 - 80%
Forfeiture rate	6.6%	4.1%
Weighted average expected life of the option	8.5 years	7.9 years

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

The Company’s net (loss) income includes compensation costs related to its stock-based compensation arrangements of $1,010,972 and $2,888,940 for the three and nine months ended September 30, 2009, respectively, and $899,574 and $2,481,348 for the three and nine months ended September 30, 2008, respectively.  No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net (loss) income.

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

Employees became eligible to participate in the purchase plan beginning July 1, 2006.  As of September 30, 2009, there were 136,438 shares remaining available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $7,127 and $25,739 during the three and nine months ended September 30, 2009, respectively, and $7,181 and $27,928 during the three and nine months ended September 30, 2008, respectively.

401(k) Profit Sharing Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution retirement plan (the “401(k) plan”) covering substantially all its employees fulfilling minimum age and service requirements.  Participation in the plan is optional.  The Company provides matching contributions at the discretion of the board of directors, and generally consists of matching contributions in shares of the Company’s common stock valued at up to 4% of eligible employee compensation.  Such matching contributions, if approved, are generally awarded during the first quarter of each calendar year, and cover the previous calendar year just ended.  As of September 30, 2009, there were 74,235 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the 401(k) plan of $165,085 and $0 during the nine months ended September 30, 2009 and 2008, respectively.

15.	Income Taxes

At September 30, 2009, the Company had federal net operating loss (“NOL”) carryforwards of $59,245,806 that will begin to expire in 2022.  State NOL carryforwards at September 30, 2009 totaled $47,580,577 and will expire between 2013 and 2028.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at September 30, 2009 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2009.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses for the three and nine months ended September 30, 2009, respectively, and for the three months ended September 30, 2008.  The Company incurred net operating income for the nine months ended September 30, 2008.  As of September 30, 2009, no income tax expense has been recorded.  As of September 30, 2008, the Company had estimated its federal income tax expense to be $122,500 related to the tax-deferred installment obligation on the January 2008 sale of its orofacial therapeutic business and had recognized the expense in the condensed consolidated statement of operations for the nine months ended September 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

16.	Comprehensive (Loss) Income

FASB ASC 220, Comprehensive Income (formerly SFAS No. 130), establishes standards for reporting and display of comprehensive (loss) income and its components in the condensed consolidated financial statements.  The Company’s comprehensive (loss) income as defined by ASC 220 is the total of net (loss) income and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of the Company’s comprehensive (loss) income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,
	2009	2008
Net (loss) income	$(7,916,133)	$(17,968,653)
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	12,085	—
Comprehensive (loss) income	$(7,904,048)	$(17,968,653)

	Nine months ended September 30,
	2009	2008
Net (loss) income	$(22,252,413)	4,162,410
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	2,469,529	—
Comprehensive (loss) income	$(19,782,884)	$4,162,410

17.	Subsequent Events

As of November 5, 2009, there were no subsequent events that were considered to be significant by the Company’s management.

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

We have already demonstrated that this technology is safe and effective in stimulating bone and periodontal regeneration in the jaws with the U.S. and Canadian regulatory approvals of our first product, GEM 21S ®  Growth-factor Enhanced Matrix (“GEM 21S”).  Having sold GEM 21S in January 2008, we are now focused on developing this technology to stimulate tissue healing in orthopedic applications (such as certain types of bone fractures or fusions of the bones in the foot and ankle to eliminate chronic pain from trauma or arthritis), and potentially spine and sports injury applications.  Our current product candidates use the same key stimulator as GEM 21S, and are designed to target a broad range of clinical indications in bone, ligament, tendon and cartilage repair.

Our product candidates have been the subject of several orthopedic clinical studies that have been completed or are on-going which seek to demonstrate the safety, clinical utility and/or efficacy of the product candidates in our pipeline, including our lead orthopedic product candidate Augment TM Bone Graft (“Augment”), a fully synthetic, off-the-shelf bone growth factor product, for the treatment of bone defects and injuries.  In addition, we have pre-clinical programs focused on the development of treatments for bone defects in the spine and various sports injury applications, including those requiring ligament, tendon and cartilage repair.

We have reported the results of a number of these studies, including positive top-line results from our North American pivotal (Phase III) randomized controlled trial comparing Augment to autograft for use in hindfoot and ankle fusion surgery. The primary study goal of this clinical study was to establish non-inferiority of Augment compared to autograft.  Autograft is the historical standard of care but has the limitation that it must be obtained and transplanted from another bone in the patient’s body, often requiring a second surgical procedure.  The positive top-line results indicate that, with the use of Augment, patients can expect a comparable treatment outcome while being spared the pain and potential morbidity associated with traditional autograft bone harvesting and transplantation.

This study and others suggests that our platform technology may be effective in our target applications.  If successful, we expect these clinical studies should lead to regulatory approval of our regenerative product candidates in the United States, Canada and Europe. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and less invasive treatment options in orthopedics, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

According to the National Bureau of Economic Research, the U.S. economy has been in a recession since December 2007.  Although various economic indicators have recently provided signs of potential economic recovery, the economic downturn and the ensuing market instability have continued to impact us by making it difficult to resolve the liquidity issues on our auction rate securities (“ARS”) investments.  Auctions for these securities have failed since the ARS market collapsed in February 2008.  During the nine months ended September 30, 2009, we were able to sell two of our ARS investments at a discount to par and certain of our ARS investments were redeemed or partially redeemed at par by the issuer.  There can be no assurance, however, that the market will reform or that the remaining ARS investments in our portfolio, which have a combined par value of $35.8 million after deducting additional redemption and sales activities that occurred in October 2009, will be liquidated in a timely manner.  See “— Financial Overview” section for a further discussion of our ARS investments.

Our general business strategy may be adversely affected if the current economic conditions deteriorate further, or do not improve.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved.  However, since our anticipated product launch in the United States for our lead product candidate is over a year away, the impact of the recession on commercial opportunities for that product remains uncertain.

We have responded to the current economic crisis by investing our cash and cash equivalents and our short-term investments conservatively, securing a short-term credit facility to provide some liquidity for our ARS investments, and initiating cost reduction measures such as scaling back growth in staff and managing our expenses carefully.  In addition, to the extent possible given contractual commitments, in order to postpone major expenses, we have delayed certain major equipment purchases as well as validation and delivery of manufacturing equipment intended for the new manufacturing facility in the same complex as our headquarters in Franklin, Tennessee.  We have leased a portion of this new facility and intend to move certain of our manufacturing operations to the new facility.  Also, we have filed an arbitration claim against Deutsche Bank Securities, Inc. (“DBSI”) seeking to force DBSI to repurchase the illiquid ARS investments that it purchased on our behalf as manager of our discretionary cash management account.

Recent Developments - Clinical Trial Updates

AugmentTM Bone Graft

North American Augment Pivotal Study — Foot and Ankle Fusions — In October 2009, we announced positive top-line results from our North American pivotal (Phase III) randomized, controlled trial comparing Augment to autograft for use in hindfoot and ankle fusion surgery (“Augment Study”).  The study goal was to establish non-inferiority of Augment compared to autograft.  The primary endpoint of the study is the percentage of patients achieving fusion at 24 weeks, with fusion defined as 50% or greater bone bridging on CT scans, as evaluated by an independent musculoskeletal radiologist.   For the pre-specified primary endpoint, patients treated with Augment experienced a similar fusion rate (61.2%) compared with those receiving autograft (62.0%).  These data met statistical non-inferiority (p=0.037; n=397 patients).   Since many patients had multiple joints treated, analysis was also performed on a per joint basis.  Non-inferiority was also established on a per joint basis, with 66.5% of joints treated with Augment fused on CT scans compared to 62.6% of joints treated with autograft (p=<0.001; n=597 joints).

In the second quarter of 2009, we submitted both the pre-clinical pharmacology/toxicology and quality/manufacturing modules of a modular pre-market approval (“PMA”) application for marketing of Augment in the United States.  A modular submission breaks the PMA document into three sections or “modules” filed at different times that together become a complete application.  The modular approach allows the applicant to potentially resolve any concerns noted by the U.S. Food and Drug Administration (“FDA”) earlier in the review process than would occur with a traditional PMA application, and may ultimately shorten the review and approval timeline.  We expect to file the third and final PMA module, containing the data from the clinical trial, within three months from the announcement of the top-line results of our clinical trial.

EU Augment Trial — Foot and Ankle Fusions — As of November 2008, we completed enrollment in the EU clinical study with Augment for the treatment of foot and ankle fusions with a total enrollment of 108 patients. We expect that the data from the study should be available in the first half of 2010.  The data will be used in conjunction with data from the North American pivotal trial and other trials to achieve product registration worldwide.

Canadian Augment Pilot and Registration Trial — Foot and Ankle Fusions — We received approval from Health Canada to begin the marketing of our lead orthopedic product, Augment, as an alternative to the use of autograft in foot and ankle fusion indications in Canada.  Joint Solutions Alliance Corporation is the exclusive distributor of our Augment product in Canada.  We will also deploy product specialists in the Canadian market to work collaboratively with the Joint Solutions Team.  We expect the product will be available to customers in Canada within 30 days.

AugmentTM Injectable Bone Graft

We previously announced results from both the Canadian Augment Injectable Pilot Trial and the EU (Swedish) Augment Injectable Pilot Trial investigating the use of Augment Injectable in patients being treated for foot and ankle fusions and distal radius (wrist) fractures, respectively.  The results of these studies provide us with sufficient evidence of Augment Injectable’s safety and clinical utility to allow us to progress Augment Injectable forward in the development process.

Accordingly, we have filed an Investigational Testing Authorization (“Augment Injectable ITA”) application with Health Canada and an Investigational Device Exemptions (“Augment Injectable IDE”) application with the FDA.  Health Canada has approved the Augment Injectable ITA and in October 2009, we initiated patient enrollment in a North American pivotal study to assess the safety and efficacy of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures (“Augment Injectable Study”).  This randomized, controlled study is intended to support the registration of Augment Injectable in Canada and the United States.  The Augment Injectable Study is designed to incorporate approximately 300 patients, some of whom will be autograft patients that were enrolled in our Augment Study.  The Augment Injectable Study protocol is similar to the Augment Study protocol so certain control (autograft) patients enrolled in the Augment Study can be used to supplement the control group in the new study.  Up to 20 clinical centers in North America will be involved, with five sites that have already begun enrolling patients in Canada.

We are finalizing the details of the protocol and the statistical plan of the Augment Injectable Study with the FDA and will not commence patient enrollment in the study in the United States until the details of the protocol and the statistical plan are complete.  Based on our most recent discussions with FDA regarding the Augment Injectable IDE, we anticipate that there will not be significant differences between the US Augment Injectable protocol and the Canadian protocol.  We cannot be certain, however, that the FDA will approve the Augment Injectable IDE or, if approved, that the approved protocol will permit the pooling of the study’s patients with the patients that we are currently enrolling under the Canadian Augment Injectable ITA or with the control patients included in our Augment Study.  We expect to commence patient enrollment at our United States study sites in the first quarter of 2010 and anticipate having the study fully enrolled by the end of the year.

Other Recent Developments

European Medicines Agency Filing Update – GEMESIS (formerly GEM 21S) Bone Graft

We previously announced that the Marketing Authorization Application (“MAA”) for GEM 21S (now known as GEMESISTM in Europe) was validated and under review by the European Medicines Agency (“EMEA”).  Approval of the MAA submission is required for distribution and commercialization of GEMESIS as a medicinal (i.e. drug) combination product in the European Union (“EU”).  Upon the approval of GEMESIS in the EU, we expect to receive a $10.0 million milestone payment from Luitpold Pharmaceuticals, Inc., a U.S. subsidiary of Daiichi Sankyo Co., Ltd, who now owns the GEM 21S and GEMESIS products, and markets GEM 21S through its Osteohealth Company.  Because of uncertainties in the review process, we have excluded this milestone payment from our financial guidance for 2009.  In July 2009, the EMEA announced that our MAA would be rejected, due in part to the different clinical and quality requirements of a drug product in the EU compared to a medical device product in the United States.  We have appealed this decision and expect a response by the first quarter of 2010.

Financial Overview

From our inception in 1999 through September 30, 2009, we have funded our operations from the sale of capital stock (including redeemable preferred stock, our initial public offering (“IPO”) in May 2006, our secondary public offering in February 2007 and our rights offering in June 2009), from the licensing and sale of our orofacial therapeutic business in January 2008, from a credit facility with Deutsche Bank AG (“Deutsche Bank”) and from research and development agreements, grants, product sales and royalties.

The remaining proceeds of these activities are reflected in the balance of cash and investments, which total $100.6 million as of September 30, 2009.  Our cash and cash equivalents total $14.3 million and include cash on hand, deposits in banks, certificates of deposit and money market funds.  Our short-term investments portfolio totals $54.9 million and includes U.S. government sponsored enterprise (“GSE”) securities totaling $43.3 million, two U.S. Treasury Notes totaling $2.5 million and certain ARS investments totaling $9.1 million.  Our long-term investments portfolio totals $31.4 million and includes GSE securities totaling $1.5 million and ARS totaling $29.9 million.

Generally, the ARS investments that we hold are bonds sold by state guarantee agencies backed by student loans under the Federal Family Education Loan Program (“FFELP”), and have credit ratings of “AAA,” “A,” and “BBB.”  The student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.  Our investments in ARS are recorded at fair value.  The fair value measures of our ARS investments have been estimated using cash flow discounting with a Monte Carlo simulation and other information.  As of September 30, 2009, our combined total of short-term and long-term investments in ARS, which are classified as available for sale at a total par value of $46.7 million, have a total estimated fair value of $39.0 million.  The current economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our ARS investments.  There is currently no viable market for these ARS investments as auctions for ARS have failed since February 2008.

During the nine months ended September 30, 2009, certain of our investments in ARS were sold or redeemed by the issuer.  In April 2009, we sold two of the ARS investments and two of the ARS investments were redeemed by the issuer, representing total par value of $11.9 million, for total proceeds of $10.9 million.  In July 2009, two of the ARS investments were partially redeemed at par, resulting in cash proceeds of $0.2 million.  In September 2009, two of the ARS investments were partially redeemed at par by the issuer for total proceeds of $1.2 million.  In addition, in October 2009, one ARS investment was partially redeemed at par by the issuer and two ARS investments were sold at a discount to a third party for total proceeds of $9.1 million.

We cannot be sure, however, when liquidity will return to the ARS market, if at all.  Therefore, we intend to hold the remaining ARS investments in our portfolio, which have a combined par value of $35.8 million after deducting the $10.9 million par value of the ARS investments that were partially redeemed and sold in October 2009, for at least the next 12 months.  Accordingly, the remaining ARS have been classified as long-term investments on our condensed consolidated balance sheet at September 30, 2009.

In October 2008, to address the liquidity issues associated with these ARS investments in the short-term, we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral.  During the nine months ended September 30, 2009, as certain of our ARS investments were redeemed or sold, we repaid $9.3 million, or 70% of the par value of the redeemed and sold ARS investments, against the Note payable in accordance with the terms of the Note.  As of September 30, 2009, the outstanding balance of the Note payable was $29.8 million and is reflected in the balance of cash and investments, as well as the related note payable liability, on our condensed consolidated balance sheet.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2009 and 2008.  Direct external costs represent significant expenses paid to third parties that specifically relate to the development costs of our products, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

	Three months ended September 30,		Nine months ended September 30,
Costs	2009	2008	2009	2008
Direct external:
Periodontal	$10,923	$194,191	$170,191	$836,479
Orthopedic	1,881,270	2,223,510	5,541,508	8,309,653
Sports medicine	352,166	135,088	768,348	307,149
	2,244,359	2,552,789	6,480,047	9,453,281
Internal:
Periodontal	165,989	139,036	503,896	439,427
Orthopedic	2,305,588	2,542,778	7,103,773	7,449,819
Sports medicine	475,577	431,215	1,450,368	1,288,553
	2,947,154	3,113,029	9,058,037	9,177,799
Total	$5,191,513	$5,665,818	$15,538,084	$18,631,080

We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

Since inception, we have incurred losses from operations each year.  As of September 30, 2009, we had an accumulated deficit of $94.6 million, which includes a $13.4 million impairment loss on ARS investments recorded in earnings in 2008.  We recorded a $2.5 million unrealized gain on ARS and other investments in accumulated other comprehensive income on our condensed consolidated balance sheet for the nine months ended September 30, 2009.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future marketing sales and distribution network to represent our products, if approved.  Also, given the sale of our remaining orofacial therapeutic business, we do not have an FDA approved product in commercialization.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net loss for the three months ended September 30, 2009 was $7.9 million, or $0.36 per diluted share, compared to net loss of $18.0 million, or $0.97 per diluted share, for the same period in 2008.  The net loss in 2008 included $10.2 million impairment loss on our ARS investments recorded to earnings during the three months ended September 30, 2008.

Revenue and Cost of Sales

▪	No product sales revenues, nor cost of sales, were recorded for the three months ended September 30, 2009 and 2008 due to the January 2008 sale of our orofacial therapeutic business.

▪
Royalty income for the three months ended September 30, 2009 was $0.1 million, compared to $0.2 million for the same period in 2008.  Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product.  In the three months ended September 30, 2009, Luitpold’s net sales of GEM 21S were $1.3 million, down from $1.7 million in the same period in 2008.  We believe that the current economic downturn may have negatively impacted the demand for elective dental procedures, such as regenerative procedures using GEM 21S, potentially resulting in decreased sales compared to the same period in 2008.

▪
Sublicense fee income was $0.2 million for the three months ended September 30, 2009 and 2008.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

▪
Research and development expenses for the three months ended September 30, 2009 were $5.2 million, compared to $5.7 million for the same period in 2008.  The $0.5 million decrease is due in part to a $0.4 million decrease in contract manufacturing costs in 2009.  These costs were higher in 2008 due to initial start-up costs of clinical trials in 2008.  In addition, our R&D costs have decreased in 2009 as certain orthopedic clinical trials came to a close in 2009.

▪
We expect that research and development expenses will start to increase in the upcoming months as a result of new and ongoing clinical trials of Augment and our other product candidates in the United States, Canada and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $2.8 million, compared to $2.2 million for the same period in 2008.  The increase of $0.6 million is due in part to:

▪	an increase of $0.1 million in salaries, benefits and payroll taxes and stock compensation costs as a result of the increase in the number of options awarded and hiring costs,

▪
an increase of $0.4 million in legal fees in connection with the Deutsche Bank arbitration and ongoing patent licensing agreements, offset by a $0.1 million decrease in professional fees to other vendors, and

▪	a decrease of $0.1 million in royalty expense as a result of lower sales of GEM 21S by Luitpold in the nine months ended September 2009 compared to the same period in 2008.

We have kept our organizational growth to a minimum as we are continuously monitoring expenses and have implemented cost-conservation measures wherever possible.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended September 30, 2009 was $0.3 million, compared to $0.4 million for the same period in 2008.

Patent License Fee Amortization

Patent license fee amortization for the three months ended September 30, 2009 was $0.5 million, compared to $0.7 million for the same period in 2008. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.5 million as of September 30, 2009.

Interest and Investment Income (Loss)

▪	Total net interest and investment income for the three months ended September 30, 2009 was $0.5 million, compared to a $9.5 million net interest and investment loss for the same period in 2008.

▪
The July 2009 and September 2009 partial redemptions of certain ARS investments resulted in a net realized gain on investments of $0.3 million recorded to investment income.  Excluding this, total net interest and investments income was $0.2 million for the three months ended September 30, 2009.

▪
The net interest and investment loss in 2008 included an other-than-temporary impairment loss of $10.2 million on our ARS investments.  Excluding this, total net interest and investment income was $0.7 million for the three months ended September 30, 2008.

▪
Interest rates earned on our cash and money market accounts ranged from 0.01% to 0.02% during the three months ended September 30, 2009, which is a significant decrease from the same period in 2008 when interest rates ranged from 1.60% to 1.85%.

▪
Interest expense on our note payable was $0.1 million for the three months ended September 30, 2009.  No such interest expense was incurred during the same period in 2008 because the note payable was not incurred until October 2008.

Nine Months Ended September 30, 2009 and 2008

Net loss for the nine months ended September 30, 2009 was $22.3 million, or $1.11 per diluted share, compared to net income of $4.2 million, or $0.22 per diluted share, for the same period in 2008.  The net income in 2008 included a $39.3 million net gain on the sale of our orofacial therapeutic business, offset partially by a $10.2 million impairment loss on our ARS investments recorded to earnings.  Both of these 2008 items are described in the paragraphs below.  We anticipate that our operating losses, which are only partially offset by revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Disposal of Orofacial Therapeutic Business

▪
In January 2008, we sold our orofacial therapeutic business (GEM 21S) to Luitpold, and as a result, we recorded a $39.3 million net gain on the transaction in 2008.  As of September 30, 2008, we had received $30.0 million in cash from the sale transaction and $3.4 million in cash from the sale of existing inventory.

▪
Under the terms of the sale agreement, in July 2009, we received a $6.0 million time-based cash payment from Luitpold.  We expect to receive a final time-based cash payment of $4.0 million by the end of 2009.  At September 30, 2009, we recorded a receivable of $3.97 million, which represents the discounted balance of the remaining $4.0 million which was due from Luitpold as of September 30, 2009.  We recorded $0.2 million of interest income from the accretion of the receivable during the nine months ended September 30, 2009.

▪
Also under the terms of the sale agreement, we expect to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.

Revenue and Cost of Sales

▪	No product sales revenues, nor cost of sales, were recorded for the nine months ended September 30, 2009 and 2008 due to the January 2008 sale of our orofacial therapeutic business.

▪
Royalty income for the nine months ended September 30, 2009 was $0.4 million, compared to $0.6 million for the same period in 2008.  Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product.  In the nine months ended September 30, 2009, Luitpold’s net sales of GEM 21S were $3.9 million, down from $6.0 million in the same period in 2008.  We believe that the current economic downturn may have negatively impacted the demand for elective dental procedures, such as regenerative procedures using GEM 21S, potentially resulting in decreased sales compared to the prior year.

▪
Sublicense fee income was $0.7 million for the nine months ended September 30, 2009 and 2008.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.  In December 2005, we received a $15.0 million milestone payment from Luitpold following FDA approval of GEM 21S, and in December 2007, we received a $5.0 million milestone payment from Luitpold following the second anniversary of FDA approval. The income related to these payments, which begins upon receipt of the payments, is being amortized on a straight-line basis over the remaining life of the exclusive sublicense agreement with Luitpold which expires in 2026.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2009 were $15.5 million, compared to $18.6 million for the same period in 2008.  The $3.1 million decrease resulted in part from:

▪	our focus on controlling costs in 2009,

▪
a decrease of $1.7 million in contract manufacturing costs as certain clinical trials came to a close in 2009 and clinical supplies were no longer needed, and since 2008 costs included initial start-up costs of clinical trials,

▪	a decrease of $0.5 million in professional services for clinical costs as certain orthopedic clinical trials came to a close in 2009,

▪	a decrease of $0.4 million in professional services expenses for validation consulting, regulatory and outside R&D costs,

▪	a decrease of $0.2 million in milestone expenses, and

▪	a decrease of $0.3 million in salaries, payroll taxes, benefits, stock compensation expense, insurance, recruiting and relocation expenses, and general activities of the R&D programs.

We expect that research and development expenses will start to increase over the next few months as a result of new and ongoing clinical trials of Augment and our other product candidates in the United States, Canada and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 were $7.5 million, compared to $7.1 million for the same period in 2008.  The $0.4 million increase resulted in part from:

▪	an increase of $0.3 million in salaries, benefits, payroll taxes and stock compensation costs as a result of the increase in the number of options awarded and hiring cost,

▪	an increase of $0.1 million in fees paid to the board of directors resulting from the April 2008 approval of an increase in retainers and meeting fee payments,

▪	an increase of $0.4 million in legal fees due to the Deutsche Bank arbitration and ongoing patent licensing agreements, offset by a $0.2 million decrease in professional fees to other vendors,

▪	a decrease of $0.1 million in utilities, rent and common area maintenance as a result of our focus on controlling costs in 2009, and

▪	a decrease of $0.1 million in royalty expense as a result of lower sales of GEM 21S by Luitpold in the nine months ended September 2009 compared to the same period in 2008.

We have kept our organizational growth to a minimum as we are continuously monitoring expenses and have implemented cost-conservation measures wherever possible.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the nine months ended September 30, 2009 was $1.0 million, compared to $1.1 million for the same period in 2008.

Patent License Fee Amortization

Patent license fee amortization for the nine months ended September 30, 2009 was $2.0 million, compared to $1.9 million for the same period in 2008. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.5 million as of September 30, 2009.

Interest and Investment Income (Loss)

▪	Total net interest and investment income for the nine months ended September 30, 2009 was $2.7 million, compared to $7.7 million net interest and investment loss for the same period in 2008.

▪
The 2009 sales, redemption and partial redemptions of certain ARS investments resulted in a net realized gain on investments of $2.1 million recorded to investment income.  Excluding this, total net interest and investment income was $0.6 million for the nine months ended September 30, 2009.

▪
The net interest and investment loss in 2008 included an other-than-temporary impairment loss of $10.2 million on our ARS investments.  Excluding this, total net interest and investment income was $2.5 million for the nine months ended September 30, 2008.

▪
Interest rates earned on our cash and money market accounts ranged from 0.00% to 0.80% during the nine months ended September 30, 2009, which is a significant decrease from the same period in 2008 when interest rates ranged from 1.60% to 4.10%.

▪
Interest expense on our note payable was $0.5 million for the nine months ended September 30, 2009.  No such interest expense was incurred during the same period in 2008 because the note payable was not incurred until October 2008.

Provision for Income Taxes

At September 30, 2009, we had federal net operating loss carryforwards of $59.2 million that will begin to expire in 2022.  State net operating loss carryforwards at September 30, 2009 totaled $47.6 million and will expire between 2013 and 2028.

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

Liquidity and Capital Resources

In January 2008, we completed the sale to Luitpold of our remaining orofacial therapeutic business, including the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  In 2008, we had received $30.0 million in cash as a result of the transaction, plus $3.4 million in cash from the sale of existing inventory.  Under the terms of the sale agreement, we received a $6.0 million time-based cash payment from Luitpold in July 2009.  We expect to receive a final time-based cash payment of $4.0 million by the end of 2009.  At September 30, 2009, we recorded a receivable for $3.97 million, which represents the discounted balance of the $4.0 million which was due from Luitpold as of September 30, 2009.  In addition, we expect to receive ongoing royalty payments based on net sales of GEM 21S and other products that are based on adapting our technology to future products in the orofacial therapeutic field.

At September 30, 2009, we had $14.3 million in cash and cash equivalents held in three financial institutions and a certificate of deposit.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.

In addition to the balance of cash and cash equivalents at September 30, 2009, we had $54.9 million in short-term investments that are classified as available for sale and consist of GSE securities totaling $43.3 million, two U.S. Treasury Notes totaling $2.5 million and $9.1 million consisting of one ARS investment which was partially redeemed at par and two ARS investments which were sold at a discount to a third party in October 2009.  The GSE securities have maturity dates ranging from October 2009 through June 2010.

Also at September 30, 2009, our long-term investments portfolio totaled $31.4 million and consisted of GSE securities totaling $1.5 million and ARS totaling $29.9 million.  Our investments in student loan backed ARS are classified as available-for-sale and recorded at fair value.  As of September 30, 2009, the combined total fair value of our short-term and long-term ARS investments was $39.0 million, consisting of $28.6 million in bonds with a credit rating of “AAA,” $7.7 million in bonds with a credit rating of “A” and $2.7 million in bonds with a credit rating of “BBB.”  Generally, the ARS investments that we hold are bonds sold by state guarantee agencies backed by student loans under the FFELP.  The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.

During the nine months ended September 30, 2009, certain of our investments in ARS were sold, redeemed and partially redeemed by the issuer for total proceeds of $12.3 million.  In October 2009, one ARS investment was partially redeemed at par by the issuer and two ARS investments were sold at a discount to par to a third party for total proceeds of $9.1 million.  However, auctions for these ARS investments have failed since February 2008, and the current economic downturn and the ensuing instability of markets have impacted us by making it difficult to resolve the liquidity issues on our ARS investments.  We cannot be sure when liquidity will return to the ARS market.  Therefore, we intend to hold the remaining ARS investments in our portfolio for at least the next twelve months, and accordingly, they have been classified as long-term on our condensed consolidated balance sheet at September 30, 2009.

Fair value measures of our ARS investments have been estimated using cash flow discounting with a Monte Carlo simulation and other information. The valuation model reflects various assumptions that market participants would use in pricing, including among others, the collateralization underlying the investments, the creditworthiness of the counterparty, the expected future cash flows, and the risks associated with uncertainties in the current market.  In 2008, we had determined that our ARS investments had experienced an other-than-temporary impairment in fair value and we had estimated the fair value to be $46.6 million, representing an impairment loss of $13.4 million, as of December 31, 2008.  The 2009 redemptions and sales of certain ARS investments have resulted in a net realized gain of $2.1 million as of the nine months ended September 30, 2009.  Based on a cash flow discounting model and other information, we have estimated the fair value to be $39.0 million as of September 30, 2009, representing an unrealized gain on investments of $2.6 million recorded in accumulated other comprehensive income on our condensed consolidated balance sheet for the nine months ended September 30, 2009.

In October 2008, to address the liquidity issues associated with these ARS investments in the short-term, we entered into a Time Promissory Note (“Note”) credit facility with Deutsche Bank enabling us to borrow up to $39.1 million with certain of our ARS investments serving as collateral.  We had granted Deutsche Bank a first priority security interest in certain of our ARS investments having a total combined par value of $55.9 million as collateral.  Under the terms of the Note, we are required to make monthly interest payments during the two-year term of the Note.  All outstanding principal amounts are due and payable in full on the maturity date on October 27, 2010.  We may elect to pay back the full principal amount prior to the maturity date with no penalty.  Absent a default by our company or a sale of part of the collateral ARS investments, Deutsche Bank has no ability to withdraw, reduce or change the terms of the Note.  Under the terms of the Note, and at our option, the interest rate will be based on either LIBOR plus 0.50% or Deutsche Bank’s Prime Rate minus 1.50%.  The Note also provides that in the event that Deutsche Bank later offers an ARS lending program or settlement loan program to institutional clients that includes either a lower interest rate or permits borrowing of more than 70% of the par value of the collateral securities, then the terms of our Note and any existing loans issued under the Note will be modified to include the lower interest rate or higher borrowing base.  As of September 30, 2009, as certain of our ARS investments were redeemed or sold, we repaid $9.3 million, or 70% of the par value of the redeemed and sold ARS investments, against the Note payable in accordance with the terms of the Note.

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

In July 2009, we filed a shelf registration statement on Form S-3 with the SEC.  Under the shelf registration statement, we may from time to time, in one or more series, separately or together, sell common stock, preferred stock, debt securities or warrants to purchase our common stock or any combination of such securities.  The aggregate public offering price of the securities that we may offer pursuant to the registration statement is up to $150.0 million.

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

We believe that the September 30, 2009 balance of our cash and investments, which includes the gross proceeds of $8.0 million received in April 2009 in connection with the transaction with InterWest Partners X, L.P. and the gross proceeds of $17.0 million received in June 2009 in connection with our rights offering, in addition to the $6.0 million time-based cash payment received in July 2009 from Luitpold, and the expected $4.0 million time-based cash payment to be received by the end of 2009 from Luitpold, will be sufficient to fund our business operations through at least the third quarter of 2010.

For the nine months ended September 30, 2009, net cash used in operating activities was $22.2 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash provided by investing activities was $3.5 million for the nine months ended September 30, 2009 and consisted of the $6.0 million time-based cash payment from Luitpold, which was received in July 2009, offset in part by net purchases of short-term investments, purchases of property and equipment and capitalized patent costs.  Net cash provided by financing activities was $15.5 million for the nine months ended September 30, 2009 and consisted of $24.5 million in net proceeds from issuance of common stock, offset partially by $9.3 million paid down on our Note payable.

Segment Information

We have determined that we are principally engaged in one operating segment. Our product development efforts are primarily in the treatment of musculoskeletal injuries and diseases, including orthopedic, spine and sports injury applications for the repair and regeneration of orthopedic tissues, including bone, cartilage, ligaments and tendons.

Recent Accounting Pronouncements

The FASB Accounting Standards CodificationTM

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”).  The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. generally accepted accounting principles.  The Codification did not change U.S. generally accepted accounting principles but reorganizes the literature.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  Subsequent changes to the Codification will be released through Accounting Standards Updates (“ASU”), which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification.  We have conformed our financial statements and related Notes to the new Codification for the three and nine months ended September 30, 2009.

In conjunction with the issuance of SFAS No. 168, the FASB issued ASU No. 2009-01 Topic 105, Generally Accepted Accounting Principles (“ASC No. 2009-01”).  ASU No. 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles.  ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASU did not have a material impact on our financial position or results of operation as of and for the three and nine months ended September 30, 2009.

Fair Value Measurements and Other-Than-Temporary Impairments

In April 2009, the FASB issued ASC 320-10, Investments – Debt and Equity Securities (includes former Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).  The ASC changes existing guidance for determining whether impairment of debt securities is other-than-temporary. The ASC requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.  Upon adoption of the ASC, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (includes former FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This ASC, while emphasizing that the objective of fair value measurement described in ASC 820 (formerly SFAS No. 157, Fair Value Measurements) remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.  The ASC reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The ASC identifies factors to be considered when determining whether or not a market is inactive.

In April 2009, the FASB issued ASC 825-10, Financial Instruments (includes former FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This ASC requires disclosures about fair values of financial instruments in all interim financial statements, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  Due to their short-term nature, the carrying amounts reported in our condensed consolidated financial statements approximate the fair value for cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations.  Our credit facility with Deutsche Bank, upon which we borrowed $39.1 million in October 2008, had a carrying amount of $29.8 million as of September 30, 2009 that approximated the fair value.  Our investments in student loan backed auction rate securities (“ARS”) are recorded at a fair value of $39.0 million as of September 30, 2009.

The ASCs set forth above were effective for interim and annual periods ending after June 15, 2009.  We adopted the ASCs set forth above, and the adoption of such ASCs did not have a material impact on our condensed consolidated financial statements as of September 30, 2009.

Business Combinations

In April 2009, the FASB issued ASC 805-10, Business Combinations (includes former FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). This ASC amends and clarifies the provisions of ASC 805, formerly SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the ASC are effective, for our Company, for business combinations occurring after January 1, 2009. The adoption of the ASC did not have a material impact on our condensed consolidated financial statements as of September 30, 2009.  The impact of adoption of the ASC on our future condensed consolidated financial statements will depend on the nature, terms and size of future business combinations, if any.

Subsequent Events

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  This ASC distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  We have adopted ASC 855, and have evaluated subsequent events through November 5, 2009.

Comprehensive (Loss) Income

FASB ASC 220, Comprehensive Income (formerly SFAS No. 130), establishes standards for reporting and display of comprehensive (loss) income and its components in the condensed consolidated financial statements.  Our comprehensive (loss) income as defined by ASC 220 is the total of net (loss) income and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.

The components of our comprehensive (loss) income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,
	2009 (in millions)	2008 (in millions)
Net (loss) income	$(7.9)	$(18.0)
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	—	—
Comprehensive (loss) income	$(7.9)	$(18.0)

	Nine months ended September 30,
	2009 (in millions)	2008 (in millions)
Net (loss) income	$(22.3)	$4.2
Other comprehensive loss:
Unrealized gain (loss) on investments classified as available for sale	2.5	—
Comprehensive (loss) income	$(19.8)	$4.2

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

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.00% to 0.80% during the nine months ended September 30, 2009.  We have not used derivative financial instruments for speculation or trading purposes.

As of September 30, 2009, we had $54.9 million in short-term investments that are classified as available for sale, consisting of U.S. government sponsored enterprise (“GSE”) securities totaling $43.3 million, two U.S. Treasury Notes totaling $2.5 million and certain student loan backed ARS investments totaling $9.1 million which were partially redeemed or sold in October 2009.  The GSE securities have maturity dates ranging from October 2009 through June 2010.  The two U.S. Treasury Notes have maturity dates of March 31, 2010 and April 30, 2010, respectively.  Also as of September 30, 2009, we had long-term investments totaling $31.4 million consisting of $1.5 million in GSE securities and $29.9 million in ARS investments that are classified as available-for-sale and recorded at fair value.

As of September 30, 2009, the combined total fair value of our short-term and long-term investments in ARS was $39.0 million, consisting of $28.6 million in bonds with a credit rating of “AAA,” $7.7 million in bonds with a credit rating of “A” and $2.7 million in bonds with a credit rating of “BBB.”  Generally, these ARS investments are bonds sold by state guarantee agencies backed by student loans under the FFELP.  The majority of the student loans are guaranteed by the U.S. Department of Education at amounts representing a substantial portion of the loans.  Auctions for these ARS investments have failed since the ARS market collapsed in February 2008.  In 2008, we had determined that our ARS investments had experienced an other-than-temporary impairment in fair value and we had estimated the fair value to be $46.6 million, representing an impairment loss of $13.4 million, as of December 31, 2008.  Certain of our ARS have been sold, redeemed and partially redeemed during the nine months ended September 30, 2009, resulting in a net realized gain of $2.1 million.  Based on a cash flow discounting model and other information, we have estimated the fair value to be $39.0 million as of September 30, 2009, representing an unrealized gain on investments of $2.6 million recorded in accumulated other comprehensive income on our condensed consolidated balance sheet for the nine months ended September 30, 2009.

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

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our risk factors as disclosed in “Part II, Item 1A. Risk Factors” of our Interim Reports on Form 10-Q for the three months ended March 31, 2009 and for the three and six months ended June 30, 2009.  The risks disclosed in these risk factors could materially affect our business, financial condition and/or operating results.  The risks disclosed in our Annual Report on Form 10-K, our Interim Reports on Form 10-Q and the risks described below may not be the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Regulatory Risks

Failure to obtain regulatory approval for our Augment Injectable Investigational Device Exemption will prevent us from enrolling patients in the United States for our Augment Injectable pivotal study.

We have filed the Augment Injectable ITA application with Health Canada and the Augment Injectable IDE application with the FDA.  Health Canada has approved our Augment Injectable ITA and, in October 2009, we initiated patient enrollment in the Augment Injectable Study, a North American pivotal study to assess the safety and efficacy of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures.  This randomized, controlled study is intended to support the registration of Augment Injectable in Canada and the United States.

We have not yet finalized the details of the protocol and the statistical plan with the FDA, and will not commence patient enrollment in the study in the United States before we do so.  Based on our most recent discussions with the FDA regarding the Augment Injectable IDE, we anticipate that there will not be significant differences between the United States Augment Injectable protocol and the Canadian protocol, and that we will be permitted to use certain control (autograft) patients enrolled in our North American Augment Bone Graft pivotal study to supplement the control group in the new study.  We cannot be certain, however, that the FDA will approve the Augment Injectable IDE, or if approved, that the protocol will permit the pooling of the study’s patients with the patients that we are currently enrolling under the Canadian Augment Injectable ITA or with the control patients included in our Augment Study.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Filed	Description

10.1*	(a)	Employment Agreement, effective as of July 17, 2009, between the registrant and Dr. Samuel E. Lynch.

10.2*	(a)	Employment Agreement, effective as of July 17, 2009, between the registrant and Steven Hirsch.

10.3*	(a)	Employment Agreement, effective as of July 17, 2009, between the registrant and Larry Bullock.

10.4*	(a)	Employment Agreement, effective as of July 17, 2009, between the registrant and Earl Douglas.

10.5*	(a)	Employment Agreement, effective as of July 17, 2009, between the registrant and Dr. Russell Pagano.

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(a)	Section 1350 Certification of the Chief Executive Officer

32.2	(a)	Section 1350 Certification of the Chief Financial Officer

(a)	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 5, 2009

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer