Form 10-Q
period 2010-03-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2010-05-10
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
☐ Yes ☒ No

As of May 6, 2010, there were issued and outstanding 22,122,068 shares of the registrant's common stock.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Forward-looking statements convey our current expectations and forecasts of future events.  Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” in this Quarterly Report and in the reports we file, from time to time, with the Securities and Exchange Commission.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we don’t have a policy of doing so.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report.

ii

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,446,203	$21,543,347
Investments - short term	44,167,133	47,001,504
Receivables - trade	-	78,000
Receivables - other	440,769	612,020
Inventory	1,056,953	1,044,305
Prepaid expenses	533,585	647,156
Total current assets	57,644,643	70,926,332
Investments - long term	11,499,090	6,513,975
Prepaid expenses - long term	6,307	5,418
Property and equipment, net	8,006,966	8,156,842
Capitalized patent license fees, net	2,634,910	2,924,614
Deposits	385,000	385,000
Total assets	$80,176,916	$88,912,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,494,747	$2,255,748
Accrued payroll, employee benefits and payroll taxes	1,548,427	2,299,237
Other accrued expenses	563,927	135,070
Current portion of capital lease obligations	37,904	56,520
Deferred revenue	971,188	971,188
Total current liabilities	4,616,193	5,717,763
Accrued rent - related party	418,595	418,305
Capital lease obligations	149,616	174,818
Deferred revenue	15,310,207	15,549,678
Total liabilities	20,494,611	21,860,564

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
no shares issued and outstanding as of March 31, 2010
and December 31, 2009	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized;
22,106,084 shares issued and outstanding as of March 31, 2010;
21,825,028 shares issued and outstanding as of December 31, 2009	22,106	21,825
Additional paid-in capital	161,701,565	160,532,625
Accumulated other comprehensive income	1,095	17,387
Accumulated deficit	(102,042,461)	(93,520,220)
Total stockholders’ equity	59,682,305	67,051,617
Total liabilities and stockholders’ equity	$80,176,916	$88,912,181

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2010	2009
Revenues:
Royalty income	$112,858	$139,134
Sublicense fee income	239,471	239,471
Total revenues	352,329	378,605
Costs and expenses:
Research and development	4,183,550	5,187,427
General and administrative (a)	3,828,909	2,390,540
Depreciation and capital lease amortization	318,288	342,569
Patent license fee amortization	546,122	773,324
Total costs and expenses	8,876,869	8,693,860
Loss from operations	(8,524,540)	(8,315,255)

Interest expense, net	(1,748)	(92,776)
Investment income, net	31,527	376,680
Loss on disposal of equipment and other	(27,480)	-
Loss before income taxes	(8,522,241)	(8,031,351)
Income taxes	-	-
Net loss	$(8,522,241)	$(8,031,351)
Net loss per common share:
Basic	$(0.39)	$(0.43)
Diluted	$(0.39)	$(0.43)
Weighted average shares used to compute net
loss per common share:
Basic	21,911,012	18,713,865
Diluted	21,911,012	18,713,865
Related party disclosures:
(a) General and administrative includes rent and
operating expenses to related parties	$448,017	$243,834

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(8,522,241)	$(8,031,351)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and capital lease amortization expense	318,288	342,569
Patent license fee amortization	546,122	773,324
Non-cash stock-based compensation expense	901,566	884,144
Non-cash issuance of common stock	13,260	164,899
Non-cash interest income from disposal of business	-	(76,332)
Changes in operating assets and liabilities:
Receivables	249,251	1,479,374
Inventory	(12,648)	(411)
Prepaid expenses	112,682	144,909
Accounts payable, accrued payroll and other accrued expenses	(1,082,663)	(5,213,855)
Deferred revenue	(239,471)	(239,471)
Net cash used in operating activities	(7,715,854)	(9,772,201)
Cash flows from investing activities
Capitalized patent license fees	(256,418)	(84,650)
Purchases of property and equipment	(168,412)	(221,745)
Purchases of investments	(22,297,036)	(2,457,352)
Sales of investments	20,130,000	4,000,000
Net cash (used in) provided by investing activities	(2,591,866)	1,236,253
Cash flows from financing activities
Payments on capital lease obligations	(43,818)	(4,467)
Issuance of common stock under compensation plans	254,394	67,292
Net cash provided by financing activities	210,576	62,825
Net decrease in cash and cash equivalents	(10,097,144)	(8,473,123)
Cash and cash equivalents, beginning of period	21,543,347	17,534,963
Cash and cash equivalents, end of period	$11,446,203	$9,061,840

Supplemental disclosures of cash flow information
Interest paid	$1,553	$169,771

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom (formed in October 2005) and BioMimetic Therapeutics Pty Ltd. in Australia (formed in October 2006).  Inter-company balances and transactions are eliminated in consolidation.  As of March 31, 2010, the subsidiaries have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer also to Note 2 regarding the Company’s adoption of recent accounting pronouncements.

2.	Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in Accounting Standards Codification (“ASC”) 810-10 (“ASC 810-10”),which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  ASC 810-10 is effective beginning January 1, 2010.  Based on the Company’s evaluation of ASC 810-10, the adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  The amendments in ASU 2009-17 are the result of clarification to ASC 810-10, which is effective beginning January 1, 2010.  Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Recent Accounting Pronouncements (continued)

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Topic 855 (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820-10, Fair Value Measurements (“ASC 820-10”), which was originally issued as SFAS No. 157, Fair Value Measurements, and adopted by the Company as of January 1, 2008).  ASC 820-10 defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the three categories (level 1, level 2 or level 3).  ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3.  Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 31, 2009 (except for disclosures in the reconciliation of activity within level 3, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years).  The Company adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.  See Note 10.

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), to amend ASC 855, Subsequent Events (“ASC 855”).  ASC 855, which was originally issued by the FASB in May 2009 (as SFAS No. 165, Subsequent Events), provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  As a result of ASU 2010-09, companies are not required to disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements.  ASC 855 was effective for interim and annual periods ending after June 15, 2009, and ASU 2010-09 is effective immediately.  The Company has evaluated subsequent events in accordance with ASU 2010-09, and the evaluation did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share).  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding.  Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

The Company had potentially dilutive common stock equivalents outstanding of 2,805,350 as of March 31, 2010 and 2,643,155 shares as of March 31, 2009.  These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.  Therefore, the diluted earnings per share is the same as basic earnings per share.

4.	Luitpold Pharmaceuticals, Inc.

The Company has agreements with Luitpold Pharmaceuticals, Inc. (“Luitpold”) that cover an exclusive worldwide sublicense and license, trademark license, concurrent use, supply and royalty income relationship.  In January 2008, the Company completed the sale of its orofacial therapeutic business, including GEM 21S, to Luitpold.

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

In addition, under the 2008 transaction, Luitpold acquired: (1) the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S; (2) all rights to the GEM trademark family; (3) certain rights to adapt the Company’s future orthopedic and sports medicine products to dental applications; and (4) certain rights to negotiate on other growth factors and product improvements that the Company licenses from third parties.  Through the Company’s existing commercial supply agreement with Novartis Vaccines and Diagnostics, Inc. (“Novartis”), the Company remains the sole source supplier of bulk rhPDGF-BB to Luitpold.  In addition, the Company’s U.S. and Canadian regulatory approvals, including the GEM 21S PMA, have been or will be transferred to Luitpold, and with the exception of the EU regulatory filings, Luitpold now has responsibility for all future filings with respect to GEM 21S.  The rights to the GEM 21S (now known as GEMESISTM in Europe) EU regulatory approval will be transferred once approval is obtained. The Company has agreed not to compete with Luitpold in the orofacial therapeutic business for a specified period of time.  In addition, as part of this transaction, each party agreed to indemnify the other party for certain losses.

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

5.	Inventory

Inventory is summarized as follows:
	March 31, 2010	December 31, 2009
Raw materials	$830,293	$814,925
Finished goods	226,660	229,380
	$1,056,953	$1,044,305

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products.  Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed Augment kits ready for sale.  Shipping and handling costs are included in the cost of sales of the product.  No allowance has been recorded for obsolescence, shrinkage and potential scrapping of product batches that may not be released for sale as of March 31, 2010 and December 31, 2009.

Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased in prior years before the Phase III clinical trials were completed.  As a result, this pre-launch inventory was expensed.  Therefore, the Company expects that the gross profit margins will decrease as the Company continues to replenish its raw materials and includes those production costs in the cost of sales.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Property and Equipment

Property and equipment is summarized as follows:
	March 31, 2010	December 31, 2009
Equipment, computers and purchased software	$3,187,284	$3,061,623
Equipment, computers and purchased software, not placed in service	4,218,543	4,182,898
Furniture and fixtures	722,920	722,920
Leased equipment	188,963	188,963
Construction in process	993,457	993,457
Leasehold improvements	4,048,234	4,047,159
	13,359,401	13,197,020
Less accumulated depreciation and amortization	(5,352,435)	(5,040,178)
	$8,006,966	$8,156,842

In August 2007, the Company entered into a new lease agreement for approximately 30,000 square feet of space in a new building in Franklin, Tennessee intended to house certain of its manufacturing operations.  The new building shell was completed in October 2009, and rent expense commenced at that time.  The Company intends to move certain of its manufacturing operations to the new facility when completed.

Engineering design and planning costs totaling $993,457 related to the new manufacturing facility have been incurred and are included in construction in process as of March 31, 2010 and December 31, 2009.  Also, the Company has purchased equipment, computers and purchased software which has not yet been placed into service.  These purchases include equipment that is intended to be used in the new manufacturing facility, which amounts to $4,175,283 and $4,164,646 as of March 31, 2010 and December 31, 2009, respectively.

In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, as of March 31, 2010, the Company has estimated purchase commitments of $604,035 remaining to be paid through the year 2012.  See Note 12.

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

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment TM Injectable Bone Graft (“Augment Injectable”) and the Company’s other product candidates.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life. The Company has capitalized costs totaling $12,532,346 as of March 31, 2010 related to the acquisition of its patent licenses.

9.	Investments

As of March 31, 2010, the Company had short-term investments of $44,167,133 that are classified as available for sale and consist of U.S. government sponsored enterprise (“GSE”) securities totaling $31,569,093, and seven U.S. Treasury Notes totaling $12,598,040.  The GSE securities have maturity dates ranging from April 2010 through March 2011.  The seven U.S. Treasury Notes have maturity dates ranging from April 2010 to September 2010.  In addition, as of March 31, 2010, the Company had long-term investments of $11,499,090, consisting of three GSE securities with maturity dates ranging from May 2011 to September 2011.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Fair Value Measurements

As of January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements (originally issued as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities;

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable; and

Level 3 — unobservable inputs that are not corroborated by market data.

As of January 1, 2010, the Company adopted ASU 2010-06, Fair Value Measurements and Disclosures - Topic 855.  ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3.  Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques.

In accordance with ASC 820-10, as amended by ASU 2010-06, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of March 31 2010, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$11,446,203	$—	$—	$11,446,203
Short-term investments (GSE securities and U.S. Treasury Notes)	44,167,133	—	—	44,167,133
Long-term investments (GSE securities)	11,499,090	—	—	11,499,090
Total cash and investments	$67,112,426	$—	$—	$67,112,426

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments include GSE securities and U.S. Treasury Notes classified as available for sale.  The Company’s long-term investments consist of three GSE securities with maturity dates ranging from May 2011 to September 2011.  The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s short-term and long-term investments.

11.	Other Accrued Expenses

Other accrued expenses are summarized as follows:

	March 31, 2010	December 31, 2009
Royalties payable	$83,177	$89,954
Professional fees	401,581	5,000
Taxes and licenses	32,050	30,817
Other	47,119	9,299
	$563,927	$135,070

12.	Commitments and Contingencies

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Commitments and Contingencies (continued)

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility.  As of March 31, 2010, the Company has paid a total of $4,175,283 for the equipment, which is classified as equipment not placed in service (see Note 6).  In addition, under these agreements, the Company has estimated remaining purchase commitments of $54,760 for 2010, $487,275 for 2011 and $62,000 for 2012.

Employment Agreements

The Company has employment contracts with several individuals, which provide for base salaries, potential annual cash bonuses and long-term equity incentives. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics (“Novartis”) and with Cam Bioceramics BV (“Cam Bioceramics”).  Under these agreements, the Company has agreed to certain minimum purchase commitments and/or binding orders of which there are commitments and binding orders of $1,783,435 remaining for 2010 and estimated commitments and binding orders of $2,305,961 and $3,153,268 for 2011 and 2012, respectively.

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

The employee stock options granted by the Company are structured to qualify as “incentive stock options” (“ISOs”). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the three months ended March 31, 2010 and 2009 for share-based compensation arrangements as the Company does not believe that it will recognize any deferred tax assets from such compensation costs recognized in the current period.

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

As of March 31, 2010, a total of 4,019,723 shares of common stock have been authorized by the board of directors for issuance under the option plan.  In addition, as of March 31, 2010, a total of 2,805,350 options for shares of common stock were issued and outstanding and a total of 1,122,848 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 91,525 shares of common stock remaining available for future issuance in connection with the option plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation (continued)

During the three months ended March 31, 2010 and 2009, the Company granted stock options to purchase an aggregate of 632,038 and 547,638 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $11.87 and $8.54 per share, respectively.  There were 276,337 and 4,597 shares of common stock issued upon option exercises during the three months ended March 31, 2010 and 2009, respectively.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees, and ASC  718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), using the modified prospective method of transition.  Under that transition method, compensation expense recognized in the three months ended March 31, 2010 and 2009 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC  718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three months ended March 31, 2010 and 2009 as follows:

	2010	2009
Average Risk free interest rate	2.31%	2.04%
Expected dividend yield	—	—
Volatility factor of the expected market price	77%	79%
Forfeiture rate	6.1%	5.7%
Weighted average expected life of the option	9.3 years	8.4 years

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

The Company’s net loss includes compensation costs related to its stock-based compensation arrangements of $901,566 and $884,144 for the three months ended March 31, 2010 and 2009, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss income.

2005 Employee Stock Purchase Plan

In 2005, the Company’s board of directors adopted the 2005 Employee Stock Purchase Plan (the “purchase plan”). The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended.  The Company has reserved 200,000 shares of common stock for purchase by employees under the purchase plan. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly market price.

Employees became eligible to participate in the purchase plan beginning July 1, 2006.  As of March 31, 2010, there were 127,138 shares remaining available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan $13,260 and $7,147 during the three months ended March 31, 2010 and 2009, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Stock-Based Compensation (continued)

401(k) Profit Sharing Plan

Effective January 1, 2004, the Company began sponsoring a defined contribution retirement plan (the “401(k) plan”) covering substantially all its employees fulfilling minimum age and service requirements.  Participation in the plan is optional.  The Company provides matching contributions at the discretion of the board of directors, and generally consists of matching contributions in shares of the Company’s common stock valued at up to 4% of eligible employee compensation.  Such matching contributions, if approved, are generally awarded during the first quarter of each calendar year, but cover the previous calendar year just ended resulting in compensation expense recorded in that previous calendar year.  As of March 31, 2010, there were 59,659 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the 401(k) plan of $0 and $165,087 during the three months ended March 31, 2010 and 2009, respectively.

14. Income Taxes

At March 31, 2010, the Company had federal net operating loss (“NOL”) carryforwards of $71,953,769 that will begin to expire in 2022.  State NOL carryforwards at March 31, 2010 totaled $59,656,910 and will expire between 2012 and 2028.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at March 31, 2010 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2010.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses for the three months ended March 31, 2010 and 2009.  As of March 31, 2010 and 2009, no income tax expense has been recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

15.	Comprehensive Loss

FASB ASC 220, Comprehensive Income (formerly SFAS No. 130), establishes standards for reporting and display of comprehensive loss and its components in the condensed consolidated financial statements.  The Company’s comprehensive loss as defined by ASC 220 is the total of net loss and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of the Company’s comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(8,522,241)	$(8,031,351)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	(16,292)	1,551,677
Comprehensive loss	$(8,538,533)	$(6,479,674)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.

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

We have already demonstrated that this technology is safe and effective in stimulating bone regeneration with the U.S. and Canadian regulatory approvals of our first periodontal product, GEM 21S ®  Growth-factor Enhanced Matrix (“GEM 21S”), and with the Canadian regulatory approval of our first orthopedic product, Augment TM Bone Graft (“Augment”).  We continue to focus on further developing this technology to stimulate tissue healing in orthopedic applications (such as certain types of bone fractures or fusions of the bones in the foot and ankle to eliminate chronic pain from trauma or arthritis), and potentially sports injury and spine applications.  Our current product candidates are designed to target a broad range of clinical indications in bone, ligament, tendon and cartilage repair.

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

Our numerous clinical studies, including our Augment and Augment TM Injectable Bone Graft (“Augment Injectable”) studies, suggest that our platform technology may be effective in our target applications.  If successful, we expect these clinical studies should lead to regulatory approval of our regenerative product candidates in the United States, Canada, the EU and Australia.  If approved by the appropriate regulatory authorities, we believe that our product candidates may offer new, effective and less invasive treatment options in orthopedic, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

According to the National Bureau of Economic Research, the U.S. economy entered into a recession in December 2007.  The U.S. Commerce Department has reported economic growth in the third and fourth quarters of 2009, and in the first quarter of 2010, and thus many economists now believe that the recession has ended.  However, the continuing volatile business and economic environment, as well as the ensuing market instability and uncertainty, may continue to impact our general business strategy, which may be adversely affected if the current economic conditions do not continue to improve.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved.  However, since our anticipated product launch in the United States for our lead product candidate may be a year or so away, the impact of the economy on commercial opportunities for that product remains uncertain.

We have responded to the current economic conditions by investing our cash and cash equivalents and our investments conservatively, and by employing cost control measures to conserve cash and manage expenses, such as scaling back growth in staff, eliminating unnecessary expenditures and postponing certain program activities where appropriate.  If the economy continues to improve and as we near regulatory approval of Augment in the United States, we anticipate that we will reassess certain of these measures and potentially resume growth in staffing and certain program activities.

Recent Developments – Clinical Trials / Product Development Updates

Augment™ Bone Graft

Augment U.S. Pre-Marketing Application — In February 2010, we submitted to the U.S. Food and Drug Administration (“FDA”) the third and final Pre-Marketing Application (“PMA”) module, which supplements the pre-clinical pharmacology/toxicology and quality/manufacturing modules submitted in the second quarter of 2009, for approval of Augment in the United States.  This third PMA module contains the 24-week clinical data from the North American Augment pivotal trial.  This submission was consistent with the FDA approved Investigational Device Exemption (“IDE”) for Augment, which states that the “study will be submitted for PMA review after all patients complete 24 weeks of follow-up with an update provided once all patients complete the 12 month follow-up visit.” The FDA has requested that we submit 12-month safety data for at least 85% of the Augment study patients in addition to the requirements previously set forth and agreed upon in the IDE.  In response to this request, in May 2010, we submitted to the FDA safety data on all patients that received surgery through the final 12-month endpoint of the study, which, importantly, demonstrates no new product related serious adverse events.  The FDA’s request appears to be based on a growing desire by the FDA for longer term follow-up data on all new products.  The FDA staff has informally represented to us that submission of these 12-month data alone should be sufficient to allow the FDA to begin review of the clinical data section of our PMA.  We expect an official PMA filing letter from the FDA in the second quarter of 2010.

Given the beneficial safety profile of Augment compared to autograft, we expect the FDA’s request to have minimal impact on the FDA’s clinical and scientific review of our PMA.  However, as a result of the FDA’s request for the 12-month safety data, we anticipate that the clinical data section of our PMA will now be accepted as filed as of our May 2010 submission, and not our February 2010 submission date.  Therefore, the FDA’s request could result in the FDA Advisory Panel meeting occurring three months later than previously anticipated.  The FDA is not bound by the conclusions of the advisory panel, which is typically a panel of clinicians and statisticians who advise the FDA on whether they believe the product is safe and effective, but the FDA’s approval decisions are often consistent with the panel’s conclusions.  We anticipate that approval of Augment in the United States could occur within six months after the panel meeting if the panel concludes that Augment is safe and effective and if the FDA finds the PMA information satisfactory.

North American Augment Pivotal Study – Foot and Ankle Fusions — In May 2010, we announced that we have performed an additional analysis of the primary effectiveness endpoint in the pivotal study comparing Augment to autograft in foot and ankle fusion procedures.  This analysis included 17 patients who were treated but removed from the primary analysis due to pre-specified protocol exclusion criteria.  Adding these 17 excluded patients back to the mITT group resulted in a total “safety population” (all patients who had surgery performed in the study) of 414 patients, including 272 Augment treated patients and 142 autograft patients.  When this population was analyzed for the primary endpoint of CT fusion at 24 weeks, the results remained statistically significant for non-inferiority (p=0.048), consistent with what was previously reported for the pre-specified mITT population (p=0.038).

Commercialization of Augment in Canada — In November 2009, we announced that we received approval from Health Canada to begin marketing our lead orthopedic product, Augment, as an alternative to the use of autograft in foot and ankle fusion indications in Canada.  In conjunction with Joint Solutions Alliance Corporation (“Joint Solutions”), our exclusive distributor in Canada, the Augment product was introduced to customers in January 2010.  We are working with distributor personnel to gain product approval at individual institutions through review by the hospitals’ new product evaluation committees, a process that can take several months to complete.  In April 2010, the first surgeries involving Augment were performed at several key institutions.

Augment™ Injectable Bone Graft

North American Augment Injectable Pivotal Study – Foot and Ankle Fusions.  We previously announced that, in 2009, we filed an Investigational Testing Authorization (“ITA”) application with Health Canada and an IDE application with the FDA.  Health Canada approved the Augment Injectable ITA, and in October 2009, we initiated patient enrollment in a North American pivotal trial evaluating the safety and effectiveness of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures (“Augment Injectable study”).

As of May 3, 2010, a total of 65 patients have been enrolled in the Augment Injectable study.  There are currently five sites actively enrolling patients in Canada.  We are continuing to work with the FDA to gain IDE approval for the U.S. sites in the Augment Injectable study.  We have been informally advised by the FDA that, in an effort to insure greater consistency in the categorization of new combination products, the FDA will be seeking a Request for Designation (“RFD”) by the Office of Combination Products for all new combination products.  An RFD is a formal request that the FDA uses to determine if a device/drug combination product will be reviewed as a device or as a drug.  This determination is based on whether the device component or the drug component is deemed to be the primary mode of action for the product, and may require up to 60 days for review by the FDA.  Accordingly, we determined that it is prudent to file an RFD for Augment Injectable even though it has been under IDE review by the Center for Devices and Radiological Health (“CDRH”) for several months.  We intend to file an RFD for Augment Injectable during the second quarter of 2010.  The FDA has confirmed that an RFD will not be required for Augment, which had previously been determined by the FDA to be a medical device reviewed by CDRH.

Although we believe that the device component of Augment Injectable serves as the primary mode of action, and therefore it should continue to be reviewed as a device, there can be no assurance that the FDA will agree.  Further, there can be no assurance that the FDA will approve the Augment Injectable IDE or, if approved, that the approved protocol will permit the pooling of the study’s patients with the patients that we are currently enrolling under the Canadian Augment Injectable ITA or with the control patients included in our Augment pivotal study.  We expect to receive a final decision on the IDE in the second half of 2010.

Recent Developments - Other

Bioresearch Monitoring Inspection

In April 2010, we successfully completed our Bioresearch Monitoring (“BIMO”) Inspection by the FDA.  The FDA inspection spanned three weeks and encompassed nine main regulatory agenda areas covering 21 CFR Parts 812, 11, 50, 56, 54 (which define the rules for the conduct of a clinical trial under FDA guidelines), as well as the manner we apply appropriate parts of 21 CFR 820 (which are the general quality systems regulations for medical device companies).  The inspectors did not issue a 483 deficiency letter and there were no concerns surrounding patient protections or data quality.  In conclusion, the inspectors indicated that our overall systems were in compliance with FDA requirements.

Annual Meeting of Stockholders

The annual meeting of stockholders has been scheduled for Thursday, June 17, 2010 at 8:00 a.m. CDT at our headquarters in Franklin, Tennessee.  The holders of our common stock of record at the close of business on April 19, 2010 are entitled to vote at the annual meeting.

Allowance of Augment / Augment Injectable Method Patent

The U.S. Patent and Trademark Office has allowed our U.S. patent application No. 11/704,685 titled “Compositions and Methods for Treating Bone.”  The allowed claims within this patent application cover methods of treating impaired bone to facilitate strengthening and healing of bone using novel compositions of platelet derived growth factor (“PDGF”) combined with matrix materials having defined characteristics.  This patent follows the issuance of U.S. patent number 7,473,678 titled “Platelet-Derived Growth Factor Compositions and Methods of Use Thereof,” which we announced in January 2009.  When issued, this latest patent will cover the use of Augment and Augment Injectable to treat bone injuries or conditions, and will remain in force until 2025.

Financial Overview

From our inception in 1999 through March 31, 2010, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business in January 2008, and from research and development agreements, grants, product sales and royalties.

The remaining proceeds of these activities are reflected in the balance of cash and investments totaling $67.1 million as of March 31, 2010, which includes $11.4 million in cash and cash equivalents and $55.7 million in short-term and long-term investments in U.S. government sponsored enterprise (“GSE”) securities and U.S. Treasury Notes that are classified as available-for-sale.

In 2009, we held investments in certain auction rate securities (“ARS”) classified as available-for-sale and recorded at fair value. During the period from April 2009 to December 2009, all of our investments in ARS were redeemed or sold for total proceeds of $52.4 million.  Also in 2009, with the redemptions and sales of all our remaining ARS investments, we repaid in full the balance on the Time Promissory Note (“Note”) credit facility, which in 2008 had enabled us to borrow $39.1 million with certain of our ARS investments serving as collateral.  See “Liquidity and Capital Resources” for more information.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2010 and 2009.  Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development of Augment, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

Research and development expenses are summarized as follows:

	Three months ended March 31,
Costs	2010	2009
Direct external:
Periodontal	$14,762	$62,608
Orthopedic	1,227,675	1,957,717
Sports medicine	103,399	147,443
	1,345,836	2,167,768
Internal:
Periodontal	108,869	161,315
Orthopedic	2,029,853	2,348,287
Sports medicine	698,992	510,057
	2,837,714	3,019,659
Total	$4,183,550	$5,187,427

We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

Since inception, we have incurred losses from operations each year.  As of March 31, 2010, we had an accumulated deficit of $102.0 million, which includes a $39.3 million net gain on the January 2008 sale of our orofacial therapeutic business.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.  In November 2009, we received approval of our Device License Application (“DLA”) in Canada for use and marketing of Augment in Canada; however, we currently do not have a product approved by the FDA for commercialization in the United States.

The successful development of Augment and our other product candidates is highly uncertain.  We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

▪	the scope, rate of progress and cost of our clinical trials;

▪	future clinical trial results;

▪	the cost and timing of regulatory approvals;

▪	the establishment of marketing, sales and distribution;

▪	the cost and timing associated with licensing, business relationships and similar arrangements;

▪	the cost and timing of establishing clinical and commercial supplies of Augment and our other product candidates;

▪	the timing and results of our pre-clinical research programs;

▪	the effects of competing technologies and market developments; and

▪	the industry demand and patient wellness behavior as businesses and individuals cope with the current economic instability.

Any failure to complete the development of Augment or any of our other product candidates in a timely manner, or any failure to successfully market and commercialize Augment or any of our other product candidates, could have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth under “Part II, Item 1A — Risk Factors.”

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net loss for the three months ended March 31, 2010 was $8.5 million, or $0.39 per diluted share, compared to net loss of $8.0 million, or $0.43 per diluted share, for the same period in 2009.  We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue and Cost of Sales

After the December 2009 shipment of our first order of Augment to our Canadian distributor, Joint Solutions, no additional product sales revenues Augment in Canada were recorded in the three months ended March 31, 2010.  We have deployed clinical specialists in the Canadian market to work collaboratively with Joint Solutions.  Also, we are working with distributor personnel to gain product approval at individual institutions through review by the hospitals’ new product evaluation committees, a process that can take several months to complete.

Royalty Income and Sublicense Fee Income

▪
Royalty income for the three months ended March 31, 2010 was $0.1 million, compared to $0.1 million for the same period in 2009.  Royalty income is earned and received based on Luitpold’s sale of the GEM 21S product.  In the three months ended March 31, 2010, Luitpold’s net sales of GEM 21S were $1.1 million, down from $1.4 million in the same period in 2009.  We believe that the current economic uncertainty may have negatively impacted the demand for elective dental procedures, such as regenerative procedures using GEM 21S, potentially resulting in decreased sales compared to the prior year.

▪
Sublicense fee income was $0.2 million for the three months ended March 31, 2010 and 2009.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 were $4.2 million, compared to $5.2 million for the same period in 2009.  The $1.0 million decrease resulted in part from:

▪	our focus on controlling costs in 2010;

▪	a decrease of $0.2 million in contract manufacturing expenses as certain clinical trials came to a close in 2009 and clinical supplies were no longer needed;

▪	a decrease of $0.3 million in professional services for clinical costs as certain orthopedic clinical trials came to a close in 2009;

▪	a decrease of $0.3 million in professional services expenses for validation consulting, regulatory and outside R&D costs; and

▪	a decrease of $0.2 million in 401(k) expense, recruiting and relocation expenses, and general activities of the R&D programs.

We expect that research and development expenses will start to increase over the next few months as a result of new and ongoing clinical trials of Augment and our other product candidates in the United States, Canada, and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $3.8 million, compared to $2.4 million for the same period in 2009.  The $1.4 million increase resulted in part from:

▪	an increase of $0.2 million in salaries, benefits and payroll taxes and stock compensation costs;

▪	an increase of $1.0 million in professional fees, primarily due to approximately $0.9 million in fees paid in preparation for future commercialization activities; and

▪	an increase of $0.2 million in rent and utilities due to the late 2009 completion of a new building intended to house certain of our manufacturing operations.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended March 31, 2010 was comparable to the same period in 2009 at $0.3 million.  For the three months ended March 31, 2010, we primarily purchased equipment, computers and software totaling $0.2 million.

Patent License Fee Amortization

Patent license fee amortization for the three months ended March 31, 2010 was $0.5 million, compared to $0.8 million for the same period in 2009. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.5 million as of March 31, 2010.

Interest and Investment Income (Loss)

▪	Total net interest and investment income for the three months ended March 31, 2010 was $0.0 million, compared to $0.3 million for the same period in 2009.

▪
Interest expense on a $39.1 million note payable was $0.2 million for the three months ended March 31, 2009. There was no such interest expense for the three months ended March 31, 2010 because the note was paid in full as of December 2009.

▪
Interest rates earned on our cash and cash equivalents ranged from 0.01% to 1.10% during the three months ended March 31, 2010, compared to same period in 2009 when interest rates ranged from 0.00% to 0.80%.

Provision for Income Taxes

At March 31, 2010, we had federal net operating loss carryforwards of $72.0 million that will begin to expire in 2022.  State net operating loss carryforwards at March 31, 2010 totaled $59.7 million and will expire between 2012 and 2028.

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

As of March 31, 2010, the remaining net proceeds from our capital offerings and sale of GEM 21S (discussed above in “Financial Overview”) have been invested conservatively in cash and cash equivalents and in short-term and long-term investments in GSE securities and U.S. Treasury Notes.

At March 31, 2010, we had $11.4 million in cash and cash equivalents held in two financial institutions and a certificate of deposit.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.  In addition to the balance of cash and cash equivalents at March 31, 2010, we had $44.2 million in short-term investments classified as available-for-sale consisting of GSE securities totaling $31.6 million and U.S. Treasury Notes totaling $12.6 million. Also at March 31, 2010, we had $11.5 million in long-term investments in GSE securities.  The GSE securities have maturity dates ranging from April 2010 through September 2011.  The U.S. Treasury Notes have maturity dates ranging from April 2010 to September 2010.

In 2009, we held investments in certain ARS securities classified as available-for-sale and recorded at fair value. During the period from April 2009 to December 2009, all of our investments in ARS were redeemed or sold for total proceeds of $52.4 million. In addition, we received a $7.2 million payment in December 2009 from the settlement of an arbitration claim relating to the investments in ARS made on our behalf. The redemptions and sales of our ARS investments resulted in a net realized gain of $5.8 million recorded to earnings in our consolidated statement of operations for the year ended December 31, 2009. Since these sales and redemption activities occurred after March 31, 2009, and were finalized by December 31, 2009, no realized gains were recorded in earnings in our condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009.

Also in 2009, with the redemptions and sales of all our remaining ARS investments, we repaid in full the balance on the Time Promissory Note (“Note”) credit facility, which in 2008 had enabled us to borrow $39.1 million with certain of our ARS investments serving as collateral.  The original promissory note has been returned to us marked “paid in full” as of December 31, 2009.   In addition, the issuer of the Note released us from the Note, and had terminated our security and pledge agreement and securities account control agreement and terminated any UCC filings made with respect to the Note and security agreements.

Cash Flows

For the three months ended March 31, 2010, net cash used in operating activities was $7.7 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash used in investing activities was $2.6 million for the three months ended March 31, 2010 and consisted of net purchases of short-term and long-term investments, purchases of property and equipment and capitalized patent costs.  Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2010 and consisted primarily of net proceeds from issuance of common stock under our stock-compensation plans.

We believe that the March 31, 2010 balance of our cash and investments will be sufficient to fund our business operations through at least the middle of 2011.

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

Comprehensive Loss

FASB ASC 220, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income (losses) and its components in the condensed consolidated financial statements.  Our comprehensive loss as defined by ASC 220 is the total of net loss and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of our comprehensive losses for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010 (in millions)	2009 (in millions)
Net loss	$(8.5)	$(8.0)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	(0.0)	1.5
Comprehensive loss	$(8.5)	$(6.5)

Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in Accounting Standards Codification (“ASC”) 810-10 (“ASC 810-10”),which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  ASC 810-10 is effective beginning January 1, 2010.  Based on our evaluation of ASC 810-10, the adoption of this statement did not have a material impact on our condensed consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  The amendments in ASU 2009-17 are the result of clarification to ASC 810-10, which is effective beginning January 1, 2010.  Based on our evaluation of ASU 2009-17, the adoption of this statement did not have a material impact on our condensed consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Topic 855 (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820-10, Fair Value Measurements (“ASC 820-10”), which was originally issued as SFAS No. 157, Fair Value Measurements, and adopted by the Company as of January 1, 2008).  ASC 820-10 defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the three categories (level 1, level 2 or level 3).  ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3.  Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 31, 2009 (except for disclosures in the reconciliation of activity within level 3, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years).  We have adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material impact on our condensed consolidated financial statements.

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), to amend ASC 855, Subsequent Events (“ASC 855”).  ASC 855, which was originally issued by the FASB in May 2009 (as SFAS No. 165, Subsequent Events), provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  As a result of ASU 2010-09, companies are not required to disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements.  ASC 855 was effective for interim and annual periods ending after June 15, 2009, and ASU 2010-09 is effective immediately.  We have evaluated subsequent events in accordance with ASU 2010-09, and the evaluation did not have a material impact on our condensed consolidated financial statements.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.01% to 1.10% during the three months ended March 31, 2010.  We have not used derivative financial instruments for speculation or trading purposes.

At March 31, 2010, we had $11.4 million in cash and cash equivalents held in two financial institutions and a certificate of deposit.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.  In addition to the balance of cash and cash equivalents at March 31, 2010, we had $44.2 million in short-term investments classified as available-for-sale consisting of GSE securities totaling $31.6 million and U.S. Treasury Notes totaling $12.6 million. Also at March 31, 2010, we had $11.5 million in long-term investments in GSE securities.  The GSE securities have maturity dates ranging from April 2010 through September 2011.  The U.S. Treasury Notes have maturity dates ranging from April 2010 to September 2010.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Evaluation on Internal Control over Financial Reporting

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures and our internal control over financial reporting were effective as of the end of the period covered by this report.

This quarterly report does not include a report of management’s assessment regarding our internal controls over financial reporting or an attestation report from our registered independent public accounting firm.  Our Annual Report on Form 10-K filed with the SEC on March 12, 2010 for the fiscal year ended December 31, 2009 included a report by our management on our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  The Annual Report contained an evaluation by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, and concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.  Our Annual Report for the year ended December 31, 2009 also contained an attestation opinion from our independent registered public accounting firm on the effectiveness of internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.  The risks disclosed in those risk factors could materially affect our business, financial condition and /or operating results. The risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and the risks described below may not be the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing. Some of our product candidates, including Augment and Augment Injectable, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. For the current orthopedic indications, Augment is being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. Augment requires an approved PMA before it can be marketed in the United States.  We previously submitted a three-part modular PMA seeking such approval.  The FDA, however, requested that we submit additional 12-month safety data before the FDA formally accepts the clinical data section of our PMA as filed and continues its review.  We submitted the additional data in May 2010, and we are now awaiting official notification from the FDA that the clinical data section of our PMA has been accepted as filed.  There can be no assurance, however, that the review of our PMA by the FDA will not be delayed further, or that the additional data we submitted to the FDA will be sufficient for it to formally accept our PMA, or that the FDA will not require more data or place additional requirements on us before it will accept our PMA.  If the FDA’s acceptance or review of our Augment PMA continues to be delayed, or if the FDA ultimately refuses to accept our PMA or denies our PMA, it could have a material adverse effect on our business, financial condition and results of operations.

Certain of our other product candidates may be reviewed by the FDA as drug products, which would require an approved NDA before they can be marketed. The process of obtaining FDA approval of a PMA or NDA is lengthy, expensive, and uncertain, and there can be no assurance that our regenerative protein therapeutic-device combination product candidates regulated by the FDA as medical devices, or any other product candidates, will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition may be adversely affected. The FDA may select a different center and/or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA.

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

We also are subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories, and there can be no assurance that the FDA will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our product candidates, and our suppliers, contract manufacturers and contract laboratories. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action. We may be required to incur significant costs to comply with such laws and regulations in the future and such laws or regulations may have a material adverse effect upon our business, financial condition and results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    (RESERVED AND REMOVED)

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

Dated:  May 10, 2010

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer