Form 10-K/A
period 2009-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2010-07-23
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______

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
   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐ Yes ☒ No

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
 ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant's common stock on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was $115.6 million.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of BioMimetic Therapeutics, Inc. is being filed for the sole purpose of revising Item 9A. “Controls and Procedures” in its entirety and to include three new exhibits: Exhibits 10.58, 10.59 and 10.60.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the Securities and Exchange Commission.

PART I

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Inherent Limitations on Effectiveness of Controls

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

/s/ Ernst & Young LLP
Nashville, Tennessee
March 12, 2010

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 23, 2010

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

/s/ Samuel E. Lynch	Chief Executive Officer and President	July 23, 2010
Samuel E. Lynch, D.M.D., D.M.Sc.	(Principal Executive Officer)

/s/ Larry Bullock	Chief Financial Officer	July 23, 2010
Larry Bullock	(Principal Financial and Accounting Officer)

/s/ Larry W. Papasan	Chairman of the Board of Directors	July 23, 2010
Larry W. Papasan

/s/ Thorkil K. Christensen	Director	July 23, 2010
Thorkil K. Christensen

/s/ Chris Ehrlich	Director	July 23, 2010
Chris Ehrlich

/s/ Charles Federico	Director	July 23, 2010
Charles Federico

/s/ Gary E. Friedlaender, M.D.	Director	July 23, 2010
Gary E. Friedlaender, M.D.

/s/ James G. Murphy	Director	July 23, 2010
James G. Murphy

/s/ Douglas Watson	Director	July 23, 2010
Douglas Watson

4

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.2	Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008)

4.1	Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)

10.1**
License Agreement between the registrant and President and Fellows of Harvard College, dated as of April 10, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.2**
Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of March 28, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)

10.3**
Second Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of January 21, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)

10.4**
Letter Agreement between the registrant and ZymoGenetics, Inc., dated October 17, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.5**
Manufacturing and Supply Agreement between the registrant and Chiron Corporation, dated as of July 28, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.6**
Supply Agreement between the registrant and Orthovita, Inc. dated as of August 2, 2002 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

10.7**
Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006)

10.8
Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.9**
Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006)

10.10**
Development, Manufacturing and Supply Agreement (the “Kensey Nash Agreement”) between the registrant and Kensey Nash Corporation, dated as of June 28, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006)

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

10.25*	Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)

10.26*	Second Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006)

10.27*	Third Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 5, 2006)

10.28*	Amendment to 2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-139291) filed on December 12, 2006)

Exhibit No.	Description
10.29	Lease Agreement between the registrant and Noblegene Development, LLC effective January 1, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007)

10.30	Lease Agreement between the registrant and Noblegene Development, LLC dated August 17, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on August 21, 2007)

10.31**	Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated December 14, 2007

10.32**	Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

10.33**	Exclusive License Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

10.34**	Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

10.35	Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

10.36	Agreement Terminating Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

10.37	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008

10.38*	Employment Agreement, effective as of January 1, 2008, by and between the registrant and Dr. Samuel E. Lynch

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

10.44	Time Promissory Note from registrant to Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008.

10.45	Borrower Security and Pledge Agreement between registrant and Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008.

10.46	Securities Account Control Agreement between registrant and Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008.

10.47	Bank Commitment Letter from Deutsche Bank AG, Cayman Islands Branch, to registrant dated October 27, 2008.

10.48	Second Amendment to Lease Agreement between registrant and Noblegene Development, LLC dated January 9, 2009.

10.49	Purchase Agreement between the registrant and InterWest Partners, dated April 3, 2009 (Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009).

Exhibit No.	Description
10.50	Standby Purchase Agreement between the registrant and Novo A/S, dated April 4, 2009 (Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009).

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

10.56**	Release and Settlement Agreement, effective December 21, 2009, between the registrant and Deutsche Bank Securities Inc.

10.57**	Amended and Restated Manufacturing and Supply Agreement, effective as of December 31, 2009, between the registrant and Novartis Vaccines and Diagnostics, Inc.

10.58**	First Amendment to the Kensey Nash Agreement dated as of August 15, 2006.

10.59**	Second Amendment to the Kensey Nash Agreement made effective as of December 1, 2006.

10.60**	Third Amendment to the Kensey Nash Agreement made effective as of April 2, 2008.

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement

**	Confidential treatment has been requested for portions of this exhibit