Form 10-Q
period 2010-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2010-08-05
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
☐ Yes ☒ No

As of August 3, 2010, there were issued and outstanding 27,770,954 shares of the registrant's common stock.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements convey our current expectations and forecasts of future events.  Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements include, among other things, statements about:

•	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for Augment in Canada and for our product candidates generally;

•	actions by regulatory authorities;

•	our regulatory strategy and decisions regarding the classification of a product as a device or a drug;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for Augment in Canada or our product candidates;

•	financial markets, including the market for various investment securities;

•	the competitive environment; and

•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, Section 1A, under the heading “Risk Factors,” in our Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2010, under the heading “Risk Factors”, in Section 1A of this Quarterly Report and in the reports we file, from time to time, with the Securities and Exchange Commission (the “SEC”).  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we don’t have a policy of doing so.  You should, however, review the factors and risks we describe in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, Section 1A, under the heading “Risk Factors,” our Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2010, Section 1A, under the heading “Risk Factors”, in Section 1A of this Quarterly Report and in any future filings we may make from time to time, with the SEC.

ii

PART I - FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,059,520	$21,543,347
Investments - short term	42,179,708	47,001,504
Receivables - trade	-	78,000
Receivables - other	370,714	612,020
Inventory	1,075,990	1,044,305
Prepaid expenses	790,955	647,156
Total current assets	53,476,887	70,926,332
Investments - long term	9,498,800	6,513,975
Prepaid expenses - long term	4,827	5,418
Property and equipment, net	7,771,348	8,156,842
Capitalized patent license fees, net	2,254,491	2,924,614
Deposits	397,750	385,000
Total assets	$73,404,103	$88,912,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,398,314	$2,255,748
Accrued payroll, employee benefits and payroll taxes	1,930,185	2,299,237
Other accrued expenses	303,684	135,070
Current portion of capital lease obligations	40,671	56,520
Deferred revenue	971,188	971,188
Total current liabilities	4,644,042	5,717,763
Accrued rent - related party	418,885	418,305
Capital lease obligations	148,031	174,818
Deferred revenue	15,068,075	15,549,678
Total liabilities	20,279,033	21,860,564

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized; 22,128,674 shares issued and outstanding as of June 30, 2010; 21,825,028 shares issued and outstanding as of December 31, 2009	22,129	21,825
Additional paid-in capital	162,786,336	160,532,625
Accumulated other comprehensive income	14,151	17,387
Accumulated deficit	(109,697,546)	(93,520,220)
Total stockholders’ equity	53,125,070	67,051,617
Total liabilities and stockholders’ equity	$73,404,103	$88,912,181

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Royalty income	$132,432	$131,228	$245,290	$270,362
Sublicense fee income	242,132	242,132	481,603	481,603
Total revenues	374,564	373,360	726,893	751,965
Costs and expenses:
Research and development	3,934,333	5,159,144	8,117,883	10,346,571
General and administrative (a)	3,252,066	2,388,780	7,080,975	4,779,320
Depreciation and capital lease amortization	325,604	339,397	643,892	681,966
Patent license fee amortization	546,136	696,095	1,092,258	1,469,419
Total costs and expenses	8,058,139	8,583,416	16,935,008	17,277,276
Loss from operations	(7,683,575)	(8,210,056)	(16,208,115)	(16,525,311)
Interest expense, net	(584)	(67,604)	(2,332)	(160,380)
Investment income, net	29,274	1,972,731	60,801	2,349,411
Loss on disposal of equipment and other	(200)	-	(27,680)	-
Loss before income taxes	(7,655,085)	(6,304,929)	(16,177,326)	(14,336,280)
Income taxes	-	-	-	-

Net loss	$(7,655,085)	$(6,304,929)	$(16,177,326)	$(14,336,280)

Net loss per common share:
Basic	$(0.35)	$(0.32)	$(0.73)	$(0.75)
Diluted	$(0.35)	$(0.32)	$(0.73)	$(0.75)

Weighted average shares used to compute net loss per common share:
Basic	22,120,996	19,723,532	22,016,584	19,221,488
Diluted	22,120,996	19,723,532	22,016,584	19,221,488
Related party disclosures:
(a) General and administrative includes rent and operating expenses to related parties	$434,659	$251,107	$882,676	$494,941

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(16,177,326)	$(14,336,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and capital lease amortization expense	643,892	681,966
Patent license fee amortization	1,092,258	1,469,419
Gain on sale of investments	-	(1,688,840)
Non-cash stock-based compensation expense	1,891,729	1,877,968
Non-cash issuance of common stock	20,012	164,899
Non-cash interest income from disposal of business	-	(153,512)
Loss on disposal of equipment	200	-
Changes in operating assets and liabilities:
Receivables	319,306	1,394,165
Inventory	(31,685)	365
Prepaid expenses	(127,440)	(51,760)
Deposits	(12,750)	-
Accounts payable, accrued payroll and other accrued expenses	(1,057,292)	(4,540,113)
Deferred revenue	(481,603)	(481,603)
Net cash used in operating activities	(13,920,699)	(15,663,326)
Cash flows from investing activities
Capitalized patent license fees	(422,135)	(200,986)
Purchases of property and equipment	(258,598)	(275,756)
Purchases of investments	(45,166,264)	(23,527,360)
Sales of investments	47,000,000	26,881,000
Net cash provided by investing activities	1,153,003	2,876,898
Cash flows from financing activities
Payments on capital lease obligations	(42,636)	(8,987)
Payments on note payable	-	(8,330,000)
Payments related to shelf registration statement and financing	(15,768)	-
Issuance of common stock under compensation plans	342,273	210,254
Net proceeds from issuance of common stock	-	24,694,337
Net cash provided by financing activities	283,869	16,565,604
Net (decrease) increase in cash and cash equivalents	(12,483,827)	3,779,176
Cash and cash equivalents, beginning of period	21,543,347	17,534,963
Cash and cash equivalents, end of period	$9,059,520	$21,314,139
Supplemental disclosures of cash flow information
Interest paid	$2,545	$314,598

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, and BioMimetic Therapeutics Canada, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of June 30, 2010, the subsidiaries in the United Kingdom and Australia have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  Please refer also to Note 2 regarding the Company’s adoption of recent accounting pronouncements.

2.	Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in Accounting Standards Codification (“ASC”) 810-10 (“ASC 810-10”),which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  ASC 810-10 became effective on January 1, 2010.  Based on the Company’s evaluation of ASC 810-10, the adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  The amendments in ASU 2009-17 are the result of a clarification to ASC 810-10, which became effective on January 1, 2010.  Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

The Company calculates net loss per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share) (“ASC 260”).  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding.  Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

The Company had potentially dilutive common stock equivalents outstanding representing 2,818,065 shares of common stock as of June 30, 2010 and 2,649,522 shares of common stock as of June 30, 2009.  These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion is anti-dilutive.  Therefore, the diluted earnings per share is the same as basic earnings per share.

4.	Royalty Income, Royalty Expense and Sublicense Fee Income

Royalty Income

The Company has certain agreements with Luitpold Pharmaceuticals, Inc. (“Luitpold”) that cover an exclusive worldwide sublicense and license, trademark license, concurrent use, supply and royalty income relationship.  In 2003, the Company entered into an exclusive sublicense agreement with Luitpold, pursuant to which the Company licensed to Luitpold the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S ®  Growth-factor Enhanced Matrix (“GEM 21S”).  In consideration for the license, Luitpold was obligated to pay royalties to the Company based on Luitpold’s net sales of GEM 21S.  Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.	Royalty Income, Royalty Expense and Sublicense Fee Income (continued)

In January 2008, the Company sold its remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  As a result of this transaction, the Company expects to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026.

The royalty income earned by the Company from Luitpold’s sales of GEM 21S is classified as revenue on the Company’s condensed consolidated statements of operations in accordance with the accounting guidance of FASB ASC 605, Revenue Recognition.

Royalty Expense

The Company co-owns certain U.S. patents with Harvard University (“Harvard”).  In 2001, the Company entered into a license agreement with Harvard that provides it with the exclusive worldwide license to these patents, which are directed towards the use of recombinant platelet derived growth factor (“rhPDGF”) and other growth factors for the healing and restoration of bone and other tissue defects.  Under the license agreement, the Company is obligated to make certain royalty and milestone payments to Harvard.

The Company has licensed a number of U.S. patents and their foreign counterparts from ZymoGenetics, Inc. (“ZymoGenetics”) covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreement relating to such patents, the Company agreed to pay royalties to ZymoGenetics based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.

The royalty expense incurred by the Company is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations in accordance with the accounting guidance of FASB ASC 605-45-45, Principal Agent Considerations, and FASB ASC 705, Cost of Sales and Services.

Sublicense Fee Income

Sublicense fee revenue represents the current amortization of the milestone payments the Company previously received from Luitpold.  The U.S. Food and Drug Administration (“FDA”) approved the marketing of GEM 21S on November 18, 2005.  As a result, the Company received an initial milestone payment of $15,000,000 pursuant to the terms of the Company’s 2003 sublicense agreement with Luitpold.  In December 2007, the Company received an additional $5,000,000 milestone payment from Luitpold in connection with the second anniversary of the GEM 21S approval.  In accordance with the provisions of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables), and the specific accounting guidance regarding biotechnology license, research and development and contract manufacturing agreements, the Company is amortizing the $15,000,000 and $5,000,000 proceeds over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026.  Sublicense fee income represents the current amortization of the $20,000,000 proceeds from these two milestones.

5.	Inventory

Inventory is summarized as follows:
	June 30, 2010	December 31, 2009

Raw materials	$851,483	$814,925
Finished goods	224,507	229,380
	$1,075,990	$1,044,305

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products.  Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment TM Bone Graft (“Augment”) ready for sale.  Shipping and handling costs are included in the cost of sales of the product.  As of June 30, 2010 and December 31, 2009, no allowance has been recorded for obsolescence, shrinkage and potential scrapping of product batches that may not be released for sale.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.	Inventory (continued)

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

6.	Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2010	December 31, 2009
Equipment, computers and purchased software	$3,198,839	$3,061,623
Equipment, computers and purchased software, not placed in service	4,232,140	4,182,898
Furniture and fixtures	722,920	722,920
Leased equipment	179,625	188,963
Construction in process	993,457	993,457
Leasehold improvements	4,054,395	4,047,159
	13,381,376	13,197,020
Less accumulated depreciation and amortization	(5,610,028)	(5,040,178)
	$7,771,348	$8,156,842

In August 2007, the Company entered into a lease agreement for approximately 30,000 square feet of space in a new building in Franklin, Tennessee intended to house certain of its manufacturing operations.  The new building shell was completed in October 2009, and rent expense commenced at that time.  The Company intends to move certain of its manufacturing operations to the new facility when completed.  Engineering design and planning costs totaling $993,457 related to the new manufacturing facility have been incurred and are included in construction in process as of June 30, 2010 and December 31, 2009.

The Company has purchased equipment, computers and purchased software which has not yet been placed into service.  These purchases include equipment that is intended to be used in the new manufacturing facility, which amounts to $4,191,526 and $4,164,646 as of June 30, 2010 and December 31, 2009, respectively.  In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, as of June 30, 2010, the Company has estimated purchase commitments of $592,275 remaining to be paid through the year 2012.  See Note 12.

7.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. The Company also paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in the new manufacturing facility intended to house certain of its manufacturing operations.

In addition, the Company paid a deposit of $12,750 related to lab equipment.

8.	Capitalized Patent License Fees

The Company owns or co-owns approximately four non-expired U.S. patents, approximately one U.S. patent which is a non-expired patent due to a patent term extension, a number of non-expired foreign patents, and numerous pending U.S. and foreign patent applications.  The Company has exclusively licensed approximately six non-expired U.S. patents, approximately one U.S. patent which is a non-expired patent due to a patent term extension, and a number of non-expired foreign patents, including certain patents in European countries which are non-expired patents due to supplementary protection certificates.

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment TM Injectable Bone Graft (“Augment Injectable”) and the Company’s other product candidates.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life. The Company has capitalized costs totaling $12,608,609 as of June 30, 2010 related to the acquisition of its patent licenses.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.	Investments

As of June 30, 2010, the Company had short-term investments of $42,179,708 that are classified as available for sale and consist of U.S. government sponsored enterprise (“GSE”) securities totaling $31,893,460, and five U.S. Treasury Notes totaling $10,286,248.  The GSE securities have maturity dates ranging from July 2010 through May 2011.  The U.S. Treasury Notes have maturity dates ranging from July 2010 to September 2010.  In addition, as of June 30, 2010, the Company had long-term investments of $9,498,800, consisting of four GSE securities with maturity dates ranging from September 2011 to October 2011.

10.	Fair Value Measurements

As of January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements (originally issued as SFAS No. 157, Fair Value Measurements) (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities;

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable; and

Level 3 — unobservable inputs that are not corroborated by market data.

As of January 1, 2010, the Company adopted ASU 2010-06, Fair Value Measurements and Disclosures - Topic 855 (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3.  In addition, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques.

In accordance with ASC 820-10, as amended by ASU 2010-06, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of June 30, 2010, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$9,059,520	$—	$—	$9,059,520
Short-term investments (GSE securities and U.S. Treasury Notes)	42,179,708	—	—	42,179,708
Long-term investments (GSE securities)	9,498,800	—	—	9,498,800
Total cash and investments	$60,738,028	$—	$—	$60,738,028

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments include GSE securities and U.S. Treasury Notes classified as available for sale.  The Company’s long-term investments consist of four GSE securities with maturity dates ranging from September 2011 to October 2011.  The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s short-term and long-term investments.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.	Other Accrued Expenses

Other accrued expenses are summarized as follows:

	June 30, 2010	December 31, 2009
Royalties payable	$31,667	$89,954
Professional fees	176,038	5,000
Taxes and licenses	27,855	30,817
Patents	40,927	-
Other	27,197	9,299
	$303,684	$135,070

12.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments.  However, there are no such claims or assessments that currently exist that in the opinion of management are expected to have a material impact on the financial condition or operating results of the Company.

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility.  As of June 30, 2010, the Company has paid a total of $4,191,526 for the equipment, which is classified as equipment not placed in service (see Note 6).  In addition, under these agreements, the Company has estimated remaining purchase commitments of $21,500 for 2010, $487,775 for 2011 and $83,000 for 2012.

Employment Agreements

The Company has employment contracts with several individuals, which provide for base salaries, potential annual cash bonuses and long-term equity incentives. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics and with Cam Bioceramics BV.  Under these agreements, the Company has agreed to certain minimum purchase commitments and/or binding orders of which there are commitments and binding orders of $1,608,179 remaining for 2010 and estimated commitments and binding orders of $2,562,276 and $3,153,268 for 2011 and 2012, respectively.

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

The employee stock options granted by the Company are structured to qualify as “incentive stock options” (“ISOs”).  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company has not recognized any income tax benefit for the three and six months ended June 30, 2010 and 2009 for share-based compensation arrangements as the Company does not believe that it will recognize any deferred tax assets from such compensation costs recognized in the current period.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.	Stock-Based Compensation (continued)

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

As of June 30, 2010, a total of 6,019,723 shares of common stock have been authorized by the board of directors for issuance under the option plan, which reflects an addition of 2,000,000 shares to the authorized aggregate pool after approval by the Company’s stockholders in June 2010.  In addition, as of June 30, 2010, a total of 2,818,065 options for shares of common stock were issued and outstanding and a total of 1,141,082 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 2,060,576 shares of common stock remaining available for future issuance in connection with the option plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three and six months ended June 30, 2010, the Company granted stock options to purchase an aggregate of 42,690 and 674,728 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $12.66 and $11.92 per share, respectively.  During the three and six months ended June 30, 2009, the company granted stock options to purchase an aggregate of 70,990 and 618,628 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $9.66 and $8.67 per share, respectively.

There were 18,234 and 294,571 shares of common stock issued upon option exercises during the three and six months ended June 30, 2010, respectively. There were 40,918 and 45,515 shares of common stock issued upon option exercises during the three and six months ended June 30, 2009, respectively.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC  718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (ASC 718”), using the modified prospective method of transition.  Under that transition method, compensation expense recognized in the three and six months ended June 30, 2010 and 2009 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC  718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three and six months ended June 30, 2010 and 2009 as follows:

	2010	2009
Average risk free interest rate	2.30%	2.08%
Expected dividend yield	—	—
Volatility factor of the expected market price	76% - 77%	77% - 79%
Forfeiture rate	6.2%	6.0%
Weighted average expected life of the option	9.3 years	8.3 years

Since there is a limited trading history for the Company’s common stock, the expected volatility and forfeiture rates are based on historical data from three companies similar in size and value to the Company. The expected terms of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. The fair value of each option is amortized over each option's vesting period.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.	Stock-Based Compensation (continued)

The Company’s net loss includes compensation costs related to its stock-based compensation arrangements of $990,163 and $1,891,729 for the three and six months ended June 30, 2010, respectively, and $993,824 and $1,877,968 for the three and six months ended June 30, 2009, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

2005 Employee Stock Purchase Plan

In 2005, the Company’s board of directors adopted the 2005 Employee Stock Purchase Plan (the “purchase plan”). The purchase plan incorporates the provisions of Section 423 of the Internal Revenue Code of 1986, as amended.  The Company has reserved 200,000 shares of common stock for purchase by employees under the purchase plan. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase shares of common stock through payroll deductions up to 15% of their eligible base compensation, at a price equivalent to 85% of the lower of the beginning or ending quarterly market price.

Employees became eligible to participate in the purchase plan beginning July 1, 2006.  As of June 30, 2010, 122,782 shares of common stock remain available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $6,752 and $20,012 during the three and six months ended June 30, 2010 respectively, and $11,465 and $18,612 during the three and six months ended June 30, 2009, respectively.

401(k) Profit Sharing Plan & Trust

Effective January 1, 2004, the Company began sponsoring the 401(k) Profit Sharing Plan & Trust (the “401(k) plan”), which is a defined contribution retirement plan covering substantially all the Company’s employees, subject to certain minimum age and service requirements.  Participation in the 401(k) plan is optional.  The Company provides matching contributions at the discretion of the Company’s board of directors, and generally consists of matching contributions in shares of the Company’s common stock valued at up to 4% of eligible employee compensation.  Such matching contributions, if approved, are generally awarded during the first quarter of each calendar year, but cover the previous calendar year just ended resulting in compensation expense recorded in that previous calendar year.  As of June 30, 2010, there were 59,659 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the 401(k) plan of $0 and $165,085 during the six months ended June 30, 2010 and 2009, respectively.

14.	Income Taxes

At June 30, 2010, the Company had federal net operating loss (“NOL”) carryforwards of $78,358,515 that will begin to expire in 2022.  State NOL carryforwards at June 30, 2010 totaled $66,101,753 and will expire between 2012 and 2030.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2010 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2010.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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
(Unaudited)

14.	Income Taxes (continued)

The Company incurred net operating losses for the three and six months ended June 30, 2010 and 2009.  As of June 30, 2010 and 2009, no income tax expense has been recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

15.	Comprehensive Loss

FASB ASC 220, Comprehensive Income (formerly SFAS No. 130) (“ASC 220”), establishes standards for reporting and display of comprehensive loss and its components in the condensed consolidated financial statements.  The Company’s comprehensive loss as defined by ASC 220 is the total of net loss and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.

The components of the Company’s comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	2010	2009
Net loss	$(7,655,085)	$(6,304,929)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	13,056	905,767
Comprehensive loss	$(7,642,029)	$(5,399,162)

	Six months ended June 30,
	2010	2009
Net loss	$(16,177,326)	$(14,336,280)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	(3,236)	2,457,444
Comprehensive loss	$(16,180,562)	$(11,878,836)

16.	Subsequent Events

Public Offering of Common Stock

In July 2010, the Company sold 5,642,280 shares of common stock at a price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and estimated expenses.   Of the shares sold, 642,280 shares were sold in connection with the underwriters’ exercise, in part, of an over-allotment option.  Novo A/S, one of the Company’s affiliates, participated in the offering by purchasing 1,000,000 shares at the public offering price, under the same terms and conditions and at the same time as the general public.

J.P. Morgan Securities Inc. acted as the sole lead book-running manager of the offering.  Canaccord Genuity and Wedbush PacGrow Life Sciences served as co-managers.  The offering was made pursuant to a shelf registration statement that was previously filed with the SEC and declared effective on September 4, 2009.

The following table presents the affected components of the Company’s balance sheet as of June 30, 2010: (1) on an actual basis; and (2) on a pro forma basis, as adjusted to reflect the sale of 5,642,280 shares of common stock at an offering price of $8.50 per share, and the receipt by the Company of net proceeds equal to $45,021,614.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

16.	Subsequent Events (continued)

	As of June 30, 2010
	Actual	Pro forma, as adjusted
	(in U.S. dollars, except share data)
Total cash, cash equivalents and investments	$60,738,028	$105,759,642
Total assets	73,404,103	118,425,717

Common stock	22,129	27,771
Additional paid-in capital	162,786,336	207,802,308
Accumulated other comprehensive income	14,151	14,151
Accumulated deficit	(109,697,546)	(109,697,546)
Total stockholders’equity	$53,125,070	$98,146,684

Shares of common stock – issued and outstanding	22,128,674	27,770,954

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.

Overview

We are a biotechnology company which develops and commercializes innovative products to help stimulate the body’s natural tissue regenerative process.  We believe our products have the potential to significantly improve the treatment of musculoskeletal injuries and conditions affecting bones, tendons, ligaments and cartilage.  Our platform regenerative technology, which incorporates a potent version of one of the body’s natural key stimulators of tissue repair, may offer physicians advanced biological solutions to actively stimulate tissue healing and regeneration. We believe that our product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and less invasive treatment options in orthopedic, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.

We have already demonstrated that our technology is safe and effective in stimulating bone regeneration with the U.S. and Canadian regulatory approvals of our first periodontal product, GEM 21S ®  Growth-factor Enhanced Matrix (“GEM 21S”), and with the Canadian regulatory approval of our first orthopedic product, Augment TM Bone Graft (“Augment”).  Both GEM 21S and Augment are fully synthetic and off-the-shelf bone growth factor products for the treatment of bone defects and injuries.  In 2008, we sold our orofacial therapeutic business, including GEM21S, to Luitpold Pharmaceuticals, Inc. (“Luitpold”).  Currently, our management is focused on obtaining marketing approval for Augment in the United States and the European Union, preparing for the anticipated commercial launch of Augment in the United States and the European Union, successfully developing our other product candidates, improving the adoption of Augment in Canada, and managing our cash balance.

One of the most important issues requiring our management’s attention is the approval of Augment in the United States. Augment is the subject of our North American pivotal (Phase III) randomized controlled trial, which compares Augment to autograft for use in hindfoot and ankle fusion surgery.  This trial will provide the primary data set used to support regulatory approval not only in the United States, but also to support approval in the European Union (“EU”) and Australia.  We have submitted the data from this trial to the U.S. Food and Drug Administration (“FDA”) as part of our Pre-Marketing Application (“PMA”) for Augment, which has been accepted by the FDA for review.  We continue to have informal discussions with the FDA regarding our PMA, and are preparing for our 100-day PMA meeting with the FDA, which we anticipate will occur in the third quarter of 2010.  At that time, the FDA should provide us with a comprehensive update of the status of their review of our PMA and guidance on additional information that they will require.

In addition to Augment, we are developing a number of other product candidates, including Augment TM Injectable Bone Graft (“Augment Injectable”).  Our product candidates have been the subject of numerous orthopedic clinical studies that have been completed or are ongoing which seek to demonstrate the safety, clinical utility and/or efficacy of the product candidates in our pipeline.   Our numerous clinical studies, including our Augment and Augment Injectable studies, suggest that our platform technology may be effective in our target applications.  As a result, we have pre-clinical programs focused on developing treatments for bone defects in the spine and various sports injury applications, including those requiring ligament, tendon and cartilage repair.

We also remain focused on the commercialization of Augment in Canada.  Health Canada approved Augment in the fourth quarter of 2009.  Augment, however, must be approved by each Canadian hospital’s purchasing department before it can be used in that hospital.  We are continuing to work with hospitals and opinion leaders in Canada to obtain hospital level approvals and promote the usage of Augment.

For the six months ended June 30, 2010, we had a net loss of $16.2 million, compared to a net loss of $14.3 million for the same period in 2009.  Our revenues remain limited, which at $0.7 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively, consist only of royalty income and sublicense fee income.  Our largest expenditures related to our research and development activities, which were $8.1 million for the six months ended June 30, 2010, compared to $10.3 million for the same period in 2009, and are discussed in further detail in “Financial Overview.”   In view of our limited revenue at this time and the current economic downturn, we continue to closely monitor our cash balance and manage expenses.  According to the National Bureau of Economic Research, the U.S. economy entered into a recession in December 2007.  The U.S. Department of Commerce has reported economic growth in the last four quarters.  However, the rate of growth has slowed. The continuing volatile business and economic environment, as well as the ensuing market instability and uncertainty, may continue to impact our general business strategy, which may be adversely affected if the current economic conditions do not continue to improve.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved.  Accordingly, the impact of the economy on commercial opportunities, such as our anticipated product launch in the United States for our lead product candidate, remains uncertain.

We have responded to the current economic conditions by raising capital through the sale of common stock, by investing our cash and investments conservatively, and by employing cost control measures to conserve cash and manage expenses, such as scaling back growth in staff, eliminating unnecessary expenditures and postponing certain program activities where appropriate.  If the economy continues to improve or as we near regulatory approval of Augment in the United States, we anticipate that we will reassess certain of these measures and potentially resume growth in staffing and certain program activities.

Recent Developments

U.S. Pre-Marketing Application Accepted for FDA Review

In June 2010, we announced that the FDA had notified us that it has accepted for review our PMA for Augment for use in foot and ankle fusions in the United States.  The FDA has filed the application and has begun its comprehensive review of the clinical module.

North American Augment Study Data

In July 2010, we announced the one-year results of our North American Pivotal Study comparing Augment to autograft in foot and ankle fusion surgery.  The data was presented by Dr. Timothy Daniels, associate professor of orthopedic surgery at the University of Toronto and St. Michael’s Hospital, at the American Orthopaedic Foot and Ankle Society (“AOFAS”) summer meeting.  We reported the primary endpoint and secondary endpoint 52-week data set, which demonstrates that out of 16 secondary endpoints measured at the 52-week time point, 15 were statistically significant for non-inferiority.  Clinically and radiographically, Augment was comparable to autograft with 52-week clinical healing rates of 87.8% and 88.3%, and therapeutic failure rates of 7.3% and 8.0%, respectively.

Our review of the Augment pivotal trial data for the 52-week visit, which is the final patient visit in the trial, compares these data with the 24-week data that had been previously reported.  A total of 16 secondary study endpoints measured at 52 weeks were reported in the results, including radiographic, clinical, functional and pain outcomes along with four key safety outcomes.  While we had previously reported on the primary endpoint of the study, the percent of patients fused at 24 weeks, the updated secondary endpoint data provide valuable information related to the final patient outcomes and further support the study hypothesis that Augment is non-inferior to autograft in the treatment of these fusions.  Our conclusion, that 15 out of 16 secondary endpoints measured at the 52-week time point were statistically significant for non-inferiority, reinforces the 24-week study findings.

We also reported on two additional secondary endpoints relating to a 36-week CT fusion analysis. Since the study protocol did not include a 52-week CT scan, the 36-week CT data represents the final time point for these two endpoints, which included a CT assessment for fusion of the “full complement of joints” and a CT assessment for fusion of “all joints.” Under the “full complement of joints” assessment, when multiple joints in a single foot/ankle are fused, all the joints must meet the success criteria in order for the patient to be considered a success. Under the “all joints” assessment, when multiple joints in a single foot/ankle are fused, each joint is assessed individually. The two CT 36-week secondary endpoints did not meet statistical significance for non-inferiority (even though non-inferiority was demonstrated at 24 weeks), in part, we believe, because a number of patients that had successful fusion by 24 weeks did not return for their 36-week CT scans. Of the nine successful patients who did not return for their 36-week CT scan, eight patients were in the Augment group and one was in the autograft group. However, it should be noted that: (1) no patient in either group that was evaluated as “fused” at 24 weeks was later determined to be “not fused” at 36 weeks; (2) bone growth in both Augment and autograft patients continued to progress radiographically from 24 to 52 weeks; and (3) clinical and functional outcomes also continued to improve in both groups from 24 to 52 weeks. In fact, two endpoints changed from “not significant” at 24 weeks to “significant” at 52 weeks. Specifically, at the 52-week time point, X-ray assessments for fusion of the full complement of joints (three aspects) showed statistical significance for non-inferiority in Augment patients, though non-inferiority was not demonstrated for the same endpoint at 24 weeks, and the clinical success secondary endpoint showed statistical significance for non-inferiority in Augment patients at 52 weeks, though non-inferiority was not demonstrated for the same endpoint at 24 weeks.

EU Augment Trial Data Summary – Foot and Ankle Fusions

In July 2010, we announced the results of our EU Augment foot and ankle fusion study, which included 108 patients at 11 high-volume foot and ankle clinical centers in Europe.  The design of this study was based on our previously reported Canadian trial using Augment in foot and ankle fusions.  The study demonstrated a 7.0% revision rate, which is consistent with the therapeutic failure rate observed in our North American pivotal trial for Augment and autograft (7.3% and 8.0%, respectively) and our Canadian registration trial (10.0%).

The goal of the EU Augment trial was to collect additional safety and clinical utility data that would, along with the results of the North American and Canadian trials, support regulatory and reimbursement applications in the EU, as well as provide an opportunity for leading EU surgeons to gain experience with the product.  All patients were evaluated based on a study endpoint of nine months, which is similar to the Canadian trial.  We expect to submit the data, along with North American trial data, to European regulatory authorities later this year.

Supplemental Data Supporting Augment PMA

In recent weeks, there has been discussion in the press and other media relating to certain safety concerns regarding Medtronic’s Amplify™ bone graft (a combination of bone morphogenetic protein-2 (“BMP-2”) and a collagen/calcium phosphate matrix).  An FDA advisory panel was split on the relative risk to benefit for the product.  Among the issues of concern for the panel were: (1) an apparently higher cancer risk for the Amplify treated patient group as compared with the autograft control; and (2) a potentially concerning finding from a pre-clinical reproductive toxicity study showing abnormal ossification in the fetus of treated rabbits.

In response to questions of how these issues might impact our Augment PMA and upcoming Panel meeting, we are releasing some data from our PMA that relate directly to these findings.  The incidence of cancer at one year in the Augment pivotal trial was 1.1% (3/272) and 1.4% (2/142) for the Augment and autograft groups, respectively.  In addition, a long term carcinogenicity study was performed as part of our pre-clinical testing for the Augment PMA.  The results of this study showed no indication of a cancer signal.  We believe these data should be important evidence to address any lingering questions that the FDA may have about cancer risk with Augment.

Also as part of our pre-clinical evaluation of Augment, we conducted a reproductive toxicity study designed to evaluate any risk to pregnant rats and their fetuses.  The result of this study was that no abnormal reaction of any type, including the ossification of fetuses seen in the Medtronic study, was noted in our study. Further, no antibodies to the treatment were detected in either the parent rat or fetus evaluated.

Economic Study Evaluating the Cost of Autograft in Foot and Ankle Fusion Surgery

In July 2010, at the AOFAS meeting, we announced the results of a recently completed study supported by us and led by Dr. Nicholas Abidi, an orthopedic surgeon at Santa Cruz Orthopaedic Institute and an investigator in our Augment clinical trial.  The study, which sought to evaluate and quantify the direct medical costs of harvesting autograft in foot and ankle fusion procedures, analyzed billing and cost data for medical resources directly attributable to harvesting autograft from 10 hospitals and orthopedic centers located across the United States.  Average direct medical costs ranged from $1,100 to $2,400 per patient, depending upon the location of the harvest site and individual hospital charge/cost structure.  These conclusions only include conservative estimates relating to the incremental costs resulting from complications associated with the harvest procedure.  Further, it is impossible to quantify the cost of the pain and additional risk experienced by patients having autograft harvested, or the unique difficulties of harvesting in compromised patients with conditions such as diabetes, obesity, or rheumatoid arthritis.

Commercialization of Augment in Canada

We continue to make progress in the commercialization of Augment in Canada with the recent addition of several key institutions that have either used or approved the use of Augment, bringing the total number of institutions to eight.  We are working with these institutions and opinion leaders in Canada to obtain new product approvals and promote the usage of Augment.  We are expanding the number of representatives selling Augment in order to effectively penetrate the market and meet its internal objective of having 20 to 25 unique institutions approved to sell the product by year end. We also hired a sales manager in Canada to work directly with distributor sales representatives and surgeons.

The success of our commercial marketing in Canada depends upon the success of our efforts to place Augment onto the list of approved products at key hospitals throughout Canada. We have not yet broadly achieved approval throughout Canada and we have not generated, and do not anticipate that our Canadian sales will generate, significant revenues in 2010.

Augment™ Injectable Bone Graft

We previously announced that, in 2009, we filed an Investigational Testing Authorization (“ITA”) application with Health Canada and an Investigational Device Exemptions (“IDE”) application with the FDA in an effort to initiate a North American pivotal trial evaluating the safety and effectiveness of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures.  Although Health Canada approved the Augment Injectable ITA, and in October 2009 we initiated patient enrollment in Canada, the FDA has not yet approved the Augment Injectable IDE.  Based on our ongoing discussions with the FDA and anticipated changes in the protocol for the U.S. arm of the study, we have decided to separate the ongoing Canadian study from the anticipated U.S. study, and to administer each study as a stand-alone pivotal trial.  Nonetheless, we continue to seek a final protocol for the U.S. pivotal study that will permit pooling the data from both studies.  There can be no assurances, however, that the FDA will approve the Augment Injectable IDE or, if approved, that the approved protocol will permit the pooling of the study’s patients with the patients that we are currently enrolling under the Canadian Augment Injectable ITA or with the control patients included in our Augment pivotal study.

Furthermore, in response to our ongoing discussions with the FDA regarding the Augment Injectable IDE, in June 2010, we filed a Request for Designation (“RFD”) with respect to Augment Injectable, which is a formal request that the FDA determine if a device/drug combination product will be reviewed as a device or as a drug. This determination is based on whether the device component or the drug component is deemed to be the primary mode of action for the product.  RFD’s may require up to 60 days for review by the FDA, and we are awaiting their decision.  Although we believe that the device component of Augment Injectable serves as the primary mode of action, and therefore it should continue to be reviewed as a device, there can be no assurance that the FDA will agree, and there is a possibility that the FDA could determine that Augment Injectable should be reviewed as a drug.  If the FDA confirms that Augment Injectable will be reviewed as a device, we expect to receive a final decision on the IDE in the fourth quarter of 2010.

Regarding what is now our Canadian Augment Injectable Pivotal Study, in June 2010, we closed enrollment with a total of 75 patients enrolled in the study.  As previously announced, this study is a randomized controlled trial, which compares Augment to autograft for use in hindfoot and ankle fusion surgery. The study included five sites in Canada, and treatment was randomized 5:1, Augment to autograft.  The primary endpoint of the study is non-inferiority of Augment to autograft at six months after the procedure was performed, based on the percent of patients fused as measured by CT scans.

Sports Medicine

We currently have product candidates under clinical development for intra-tendon, tendon-to-bone, and cartilage repair indications.  We believe that findings from our pre-clinical studies, including data from the two studies described below, provide further support of the potential of recombinant platelet derived growth factor BB (“rhPDGF-BB”) in the sports medicine market.  Both studies are expected to be presented in more depth at the Orthopedic Research Society (“ORS”) meeting early next year.  Further, we continue to work toward beginning a pilot trial for a sports medicine indication around year-end.

In July 2010, at the AOFAS meeting, we disclosed certain preclinical data demonstrating the potential for rhPDGF-BB in the field of sports medicine. Data was disclosed relating to a preclinical study of the role of rhPDGF-BB in the repair of tendinosis in rats. A one-time injection of rhPDGF-BB was delivered to a rat tendon at several rhPDGF-BB concentrations (1 microgram, 10 micrograms and 100 micrograms). The study included 165 animals, and assessments were made at 7 and 21 days post injection. The study demonstrated that the reparative response of the tendon was improved with rhPDGF-BB injection, and no safety issues were identified.  Since this product candidate consists only of rhPDGF-BB, and does not include a device component matrix, we believe that the product candidate will be reviewed by the FDA as a drug product.

Data was also disclosed relating to a preclinical study of rhPDGF in the repair of cartilage defects. In this study rhPDGF-BB (500 micrograms) combined with a biphasic plug was used in a goat model of osteochondral defect repair (N=32 goats). This study demonstrated statistically significant improvements in gross morphology, bone formation on microCT (computed tomography) scans and histologic cartilage repair scores for the rhPDGF-BB treatments versus the biphasic plug alone without the rhPDGF-BB.  In addition, no safety issues were identified in this study.

We previously filed an RFD with the FDA for a product candidate designed to treat rotator cuff injuries.  This product candidate consists of rhPDGF-BB combined with a collagen matrix.  In response to the RFD, the FDA concluded that this rotator cuff product candidate should be reviewed as a drug, and not as a device.  We ultimately appealed that decision, and met with the FDA in late July 2010 at which time the FDA reiterated their belief that our rotator cuff product candidate should be reviewed as a drug.  The FDA, however, indicated that they would consider additional evidence relating to the primary mode of action of the product candidate, and further indicated that they would provide us with further guidance on this issue in writing.   We are currently awaiting such additional guidance from the FDA.  Although we continue to seek reclassification of our rotator cuff product candidate, there can be no assurance that the FDA will classify the product as anything other than a drug.

Public Offering of Common Stock

In July 2010, we sold 5,642,280 shares of common stock at a public offering price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and estimated expenses.  Of the shares sold, 642,280 shares were sold in connection with the underwriters’ exercise, in part, of an over-allotment option.  Novo A/S, one of our affiliates, participated in the offering by purchasing 1,000,000 shares at the public offering price, under the same terms and conditions and at the same time as the general public.

J.P. Morgan Securities Inc. acted as the sole lead book-running manager of the offering.  Canaccord Genuity and Wedbush PacGrow Life Sciences served as co-managers.  The offering was made pursuant to a shelf registration statement that was previously filed with the SEC and declared effective on September 4, 2009.

Annual Stockholders Meeting

On June 17, 2010, we held our annual meeting of stockholders at our headquarters in Franklin, Tennessee.  Our stockholders voted in favor of all proposals identified in the Proxy Statement.

Re-elected to the board of directors for three year terms expiring at the 2013 annual meeting of stockholders were Gary E. Friedlaender, M.D. and Douglas G. Watson, who are both Class II directors.  In other voting, stockholders approved the amendment to the 2001 long-term stock incentive plan increasing the aggregate pool of stock options available to 6,019,723, which represents an increase of 2,000,000 shares to the previous pool of 4,019,723 shares.  Our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010.  No other business was conducted at the meeting.

Financial Overview

From our inception in 1999 through June 30, 2010, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, product sales and royalties.

The remaining proceeds of these activities are reflected in the balance of cash and investments totaling $60.7 million as of June 30, 2010, which includes $9.0 million in cash and cash equivalents and $51.7 million in short-term and long-term investments in U.S. government sponsored enterprise (“GSE”) securities and U.S. Treasury Notes that are classified as available-for-sale.

We continue to incur research and development expenses due to the substantial expansion of our internal research capabilities and the numbers of patients we have enrolled and expect to enroll in the clinical trials of Augment, Augment Injectable and our other product candidates.  We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.  We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies of our product candidates in the United States, Canada and the European Union, as well as continuing expenses associated with regulatory filings.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2010 and 2009.  Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development of our product candidates, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

Research and development expenses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
Costs	2010	2009	2010	2009
Direct external:
Periodontal (1)	$(14,428)	$96,660	$334	$159,268
Orthopedic	933,786	1,702,521	2,161,461	3,660,238
Sports medicine	240,824	268,739	344,223	416,182
	1,160,182	2,067,920	2,506,018	4,235,688
Internal:
Periodontal	111,222	176,592	220,091	337,907
Orthopedic	2,049,559	2,449,898	4,079,412	4,798,185
Sports medicine	613,370	464,734	1,312,362	974,791
	2,774,151	3,091,224	5,611,865	6,110,883
Total	$3,934,333	$5,159,144	$8,117,883	$10,346,571

(1)	The direct external costs for the Periodontal program during the three months ended June 30, 2010 include a $31,800 reimbursement from Luitpold for expenses incurred.

We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

Since inception, we have incurred losses from operations each year.  As of June 30, 2010, we had an accumulated deficit of $109.7 million, which includes a $39.3 million net gain on the January 2008 sale of our orofacial therapeutic business.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.  In November 2009, Health Canada approved the use and marketing of Augment; however, we currently do not have a product approved by the FDA for commercialization in the United States.

The successful development of Augment and our other product candidates is highly uncertain.  We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

▪	the scope, rate of progress and cost of our clinical trials;

▪	future clinical trial results;

▪	the cost and timing of regulatory approvals;

▪	the establishment of marketing, sales and distribution;

▪	the cost and timing associated with licensing, business relationships and similar arrangements;

▪	the cost and timing of establishing clinical and commercial supplies of Augment and our other product candidates;

▪	the timing and results of our pre-clinical research programs;

▪	the effects of competing technologies and market developments; and

▪	the industry demand and patient wellness behavior as businesses and individuals cope with the current economic volatility and uncertainty.

Any failure to complete the development of Augment or any of our other product candidates in a timely manner, or any failure to successfully market and commercialize Augment or any of our other product candidates, could have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, in Section 1A under the heading “Risk Factors”, in our Quarterly Report on Form10-Q, as amended, for the three months ended March 31, 2010, under Part II, Item 1A – Risk Factors”, and in this Quarterly Report under “Part II, Item 1A — Risk Factors.”

Results of Operations

Three Months Ended June 30, 2010 and 2009

Net loss for the three months ended June 30, 2010 was $7.7 million, or $0.35 per diluted share, compared to net loss of $6.3 million, or $0.32 per diluted share, for the same period in 2009.

Product Sales Revenue and Cost of Sales

Our first order of Augment was shipped to our Canadian distributor, Joint Solutions Alliance Corporation (“Joint Solutions”), in December 2009 resulting in sales revenues of $78,000.  However, no additional product sales revenues for Augment in Canada have been recorded for the three months ended June 30, 2010.  As noted in “Recent Developments,” we do not anticipate that our Canadian sales of Augment will generate significant revenues in 2010.

Royalty Income and Sublicense Fee Income

▪
Royalty income for the three months ended June 30, 2010 was $0.1 million, which is comparable to $0.1 million for the same period in 2009.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the three months ended June 30, 2010 and 2009, Luitpold’s net sales of GEM 21S were $1.3 million.

▪
Sublicense fee income was $0.2 million for the three months ended June 30, 2010 and 2009.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2010 were $3.9 million, compared to $5.2 million for the same period in 2009.  The $1.3 million decrease resulted primarily from:

▪	our focus on controlling costs in 2010;

▪	a decrease of $0.7 million in professional services for clinical costs as certain orthopedic clinical trials came to a close in 2009;

▪	a decrease of $0.3 million in professional services expenses for validation consulting, regulatory and outside R&D costs; and

▪	a decrease of $0.3 million in salary and benefit expense, recruiting and relocation expenses, and general activities of the R&D programs.

We expect that research and development expenses will start to increase over the next few months as a result of new and ongoing clinical trials of our product candidates in the United States, Canada, and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were $3.3 million, compared to $2.4 million for the same period in 2009.  The $0.9 million increase resulted primarily from:

▪	an increase of $0.1 million in salaries, benefits and payroll taxes and stock compensation costs;

▪	an increase of $0.4 million in professional fees; and

▪	an increase of $0.2 million in rent and utilities due to the late 2009 completion of a new building intended to house certain of our manufacturing operations.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended June 30, 2010 was comparable to the same period in 2009 at $0.3 million.  For the three months ended June 30, 2010, we purchased equipment, computers and software totaling $0.1 million.

Patent License Fee Amortization

Patent license fee amortization for the three months ended June 30, 2010 was $0.5 million, compared to $0.7 million for the same period in 2009. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.6 million as of June 30, 2010.

Interest and Investment Income

▪	Total net interest and investment income for the three months ended June 30, 2010 was approximately $29,000, compared to $1.9 million for the same period in 2009.

▪
The net interest and investment income for 2009 included a net realized gain of $1.7 million related to the April 2009 redemption and sales of certain auction rate securities (“ARS”) investments.  Excluding this, total net interest and investment income for the three months ended June 30, 2009 was $0.2 million.

▪
Interest expense on a $39.1 million note payable was $0.1 million for the three months ended June 30, 2009. There was no such interest expense for the three months ended June 30, 2010 because the note was paid in full as of December 2009.

▪	Interest rates earned on our cash and cash equivalents averaged 0.01% during the three months ended June 30, 2010, compared to same period in 2009 when interest rates ranged from 0.00% to 0.05%.

Six Months Ended June 30, 2010 and 2009

Net loss for the six months ended June 30, 2010 was $16.2 million, or $0.73 per diluted share, compared to net loss of $14.3 million, or $0.75 per diluted share, for the same period in 2009.  We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue and Cost of Sales

Our first order of Augment was shipped to our Canadian distributor, Joint Solutions, in December 2009 resulting in sales revenues of $78,000.  However, no additional product sales revenues for Augment in Canada have been recorded for the six months ended June 30, 2010.  As noted in “Recent Developments,” we do not anticipate that our Canadian sales of Augment will generate significant revenues in 2010.

Royalty Income and Sublicense Fee Income

▪
Royalty income for the six months ended June 30, 2010 was $0.2 million, compared to $0.3 million for the same period in 2009.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the six months ended June 30, 2010, Luitpold’s net sales of GEM 21S were $2.4 million, down from $2.7 million in the same period in 2009.

▪
Sublicense fee income was $0.5 million for the six months ended June 30, 2010 and 2009.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2010 were $8.1 million, compared to $10.3 million for the same period in 2009.  The $2.2 million decrease resulted primarily from:

▪	our focus on controlling costs in 2010;

▪	a decrease of $0.2 million in contract manufacturing expenses as certain clinical trials came to a close in 2009 and clinical supplies were no longer needed;

▪	a decrease of $1.1 million in professional services for clinical costs as certain orthopedic clinical trials came to a close in 2009;

▪	a decrease of $0.6 million in professional services expenses for validation consulting, regulatory and outside R&D costs; and

▪	a decrease of $0.3 million in general activities of the R&D programs such as Recruiting & Relocation, Lab Supplies and Travel.

We expect that research and development expenses will start to increase over the next few months as a result of new and ongoing clinical trials of our product candidates in the United States, Canada, and the EU, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 were $7.1 million, compared to $4.8 million for the same period in 2009.  The $2.3 million increase resulted primarily from:

▪	an increase of $0.3 million in salaries, benefits and payroll taxes and stock compensation costs;

▪	an increase of $1.5 million in professional fees, primarily due to approximately $0.9 million in fees paid in preparation for future commercialization activities; and

▪	an increase of $0.4 million in rent and utilities due to the late 2009 completion of a new building intended to house certain of our manufacturing operations.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the six months ended June 30, 2010 was $0.6 million, compared to $0.7 million for the same period in 2009.  For the six months ended June 30, 2010, we purchased equipment, computers and software totaling $0.3 million.

Patent License Fee Amortization

Patent license fee amortization for the six months ended June 30, 2010 was $1.1 million, compared to $1.5 million for the same period in 2009. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.6 million as of June 30, 2010.

Interest and Investment Income

▪	Total net interest and investment income for the six months ended June 30, 2010 was $0.1 million, compared to $2.2 million for the same period in 2009.

▪
The net interest and investment income for 2009 included a net realized gain of $1.7 million related to the April 2009 redemption and sales of certain ARS investments.  Excluding this, total net interest and investment income for the six months ended June 30, 2009 was $0.5 million.

▪
Interest expense on a $39.1 million note payable was $0.3 million for the six months ended June 30, 2009. There was no such interest expense for the six months ended June 30, 2010 because the note was paid in full as of December 2009.

▪
Interest rates earned on our cash and cash equivalents ranged from 0.01% to 0.12% during the six months ended June 30, 2010, compared to same period in 2009 when interest rates ranged from 0.00% to 0.80%.

Provision for Income Taxes

At June 30, 2010, we had federal net operating loss carryforwards of $78.4 million that will begin to expire in 2022.  State net operating loss carryforwards at June 30, 2010 totaled 66.1 million and will expire between 2012 and 2030.

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

As of June 30, 2010, the remaining net proceeds from our capital offerings and sale of our orofacial therapeutic business, including GEM 21S (discussed above in “Financial Overview”), have been invested conservatively in cash and cash equivalents and in short-term and long-term investments in GSE securities and U.S. Treasury Notes.

At June 30, 2010, we had $9.0 million in cash and cash equivalents held in two financial institutions and a certificate of deposit.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts and money market accounts.  In addition to the balance of cash and cash equivalents at June 30, 2010, we had $42.2 million in short-term investments classified as available-for-sale consisting of GSE securities totaling $31.9 million and U.S. Treasury Notes totaling $10.3 million. Also at June 30, 2010, we had $9.5 million in long-term investments in GSE securities.  The GSE securities have maturity dates ranging from July 2010 through October 2011.  The U.S. Treasury Notes have maturity dates ranging from July 2010 to September 2010.

In 2009, with the redemptions and sales of all our remaining ARS investments, we repaid in full the balance on the Time Promissory Note credit facility, which in 2008 had enabled us to borrow $39.1 million with certain of our ARS investments serving as collateral.

Cash Flows

For the six months ended June 30, 2010, net cash used in operating activities was $13.9 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2010 and consisted of net purchases of short-term and long-term investments, purchases of property and equipment and capitalized patent costs.  Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2010 and consisted primarily of net proceeds from issuance of common stock under our stock-compensation plans.

As noted in “Recent Developments” above, in July 2010, we sold 5,642,280 shares of common stock at a price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and estimated expenses.  We believe that these additional proceeds, along with the June 30, 2010 balance of our cash and investments, will be sufficient to fund our business operations through at least the second half of 2012.

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

Comprehensive Loss

FASB ASC 220, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income) (“ASC 220”), establishes standards for reporting and display of comprehensive income (losses) and its components in the condensed consolidated financial statements.  Our comprehensive loss as defined by ASC 220 is the total of net loss and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.  The components of our comprehensive losses for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	2010 (in millions)	2009 (in millions)
Net loss	$(7.7)	$(6.3)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	0.1	0.9
Comprehensive loss	$(7.6)	$(5.4)

	Six months ended June 30,
	2010 (in millions)	2009 (in millions)
Net loss	$(16.2)	$(14.3)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	(0.0)	2.4
Comprehensive loss	$(16.2)	$(11.9)

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

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Topic 855 (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820-10, Fair Value Measurements (“ASC 820-10”), which was originally issued as SFAS No. 157, Fair Value Measurements, and adopted by us as of January 1, 2008).  ASC 820-10 defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements.  The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the three categories (level 1, level 2 or level 3).  ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3.  Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 31, 2009 (except for disclosures in the reconciliation of activity within level 3, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years).  We adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material impact on our condensed consolidated financial statements.

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

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.01% to 0.12% during the six months ended June 30, 2010.  We have not used derivative financial instruments for speculation or trading purposes.

At June 30, 2010, we had $9.0 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at June 30, 2010, we had $42.2 million in short-term investments classified as available-for-sale consisting of GSE securities totaling $31.9 million and U.S. Treasury Notes totaling $10.3 million. Also at June 30, 2010, we had $9.5 million in long-term investments in GSE securities.  The GSE securities have maturity dates ranging from July 2010 through October 2011.  The U.S. Treasury Notes have maturity dates ranging from July 2010 to September 2010.

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

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, and the risk factors as disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2010.  The risks disclosed in those risk factors could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, our Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2010 and the risks described below may not be the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing. Some of our product candidates, including Augment and Augment Injectable, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. For the current orthopedic indications, Augment is being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. Augment requires an approved PMA before it can be marketed in the United States.  We previously submitted a three-part modular PMA seeking such approval which, after we complied with a request from the FDA for additional information, was accepted by the FDA for review as filed.  There can be no assurance, however, that the review of our PMA by the FDA will not be delayed further, or that the additional data we submitted to the FDA will be sufficient for it to formally accept our PMA, or that the FDA will not require more data or place additional requirements on us before it will accept our PMA.  If the FDA’s review of our Augment PMA continues to be delayed, or if the FDA ultimately denies our PMA, it could have a material adverse effect on our business, financial condition and results of operations.

Certain of our other product candidates may be reviewed by the FDA as drug products, which would require an approved NDA before they can be marketed.  In response to an RFD we filed with the FDA for a product candidate designed to treat rotator cuff injuries, the FDA concluded that the rotator cuff product candidate should be reviewed as a drug, and not as a device.  We ultimately appealed that decision, and met with the FDA in late July 2010 at which time the FDA reiterated their belief that our rotator cuff product candidate should be reviewed as a drug.  The FDA, however, indicated that they would consider additional evidence relating to the primary mode of action of the product candidate, and further indicated that they would provide us with further guidance on this issue in writing.   We are currently awaiting such additional guidance from the FDA.  Although we continue to seek reclassification of our rotator cuff product candidate, there can be no assurance that the FDA will classify the product as anything other than a drug.  The process of obtaining FDA approval of a PMA or NDA is lengthy, expensive, and uncertain, and there can be no assurance that our regenerative protein therapeutic-device combination product candidates regulated by the FDA as medical devices, or any other product candidates, will be approved in a timely fashion, or at all.  If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition may be adversely affected.  The FDA may select a different center and/or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly.  The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA.

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

Dated:  August 5, 2010

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer