Form 10-Q
period 2010-09-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2010-11-03
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ Yes ☒ No

As of November 1, 2010, there were issued and outstanding 27,815,348 shares of the registrant's common stock

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements convey our current expectations and forecasts of future events.  Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements include, among other things, statements about:

▪	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for Augment TM Bone Graft (“Augment”) in Canada and for our product candidates generally;

•	actions by regulatory authorities;

•	our regulatory strategy and decisions regarding the classification of a product as a device or a drug;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for Augment in Canada or our product candidates;

•	financial markets, including the market for various investment securities;

•	the competitive environment; and

•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, Section 1A, under the heading “Risk Factors,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010, as amended, and for the three and six months ended June 30, 2010, Section 1A, under the heading “Risk Factors,” in Section 1A of this Quarterly Report and in the reports we file, from time to time, with the Securities and Exchange Commission (the “SEC”).  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

ii

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we don’t have a policy of doing so.  You should, however, review the factors and risks we describe in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, Section 1A, under the heading “Risk Factors,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010, as amended, and for the three and six months ended June 30, 2010, Section 1A, under the heading “Risk Factors,” in Section 1A of this Quarterly Report and in any future filings we may make from time to time, with the SEC.

iii

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,040,180	$21,543,347
Investments - short term	66,395,995	47,001,504
Receivables - trade	-	78,000
Receivables - other	519,468	612,020
Inventory	1,219,275	1,044,305
Prepaid expenses	633,987	647,156
Total current assets	84,808,905	70,926,332
Investments - long term	17,005,385	6,513,975
Prepaid expenses - long term	8,129	5,418
Property and equipment, net	7,569,786	8,156,842
Capitalized patent license fees, net	1,704,382	2,924,614
Deposits	385,000	385,000
Total assets	$111,481,587	$88,912,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,187,868	$2,255,748
Accrued payroll, employee benefits and payroll taxes	2,061,517	2,299,237
Other accrued expenses	339,151	135,070
Current portion of capital lease obligations	40,890	56,520
Deferred revenue	971,188	971,188
Total current liabilities	4,600,614	5,717,763
Accrued rent - related party	419,175	418,305
Capital lease obligations	137,726	174,818
Deferred revenue	14,823,282	15,549,678
Total liabilities	19,980,797	21,860,564

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
no shares issued and outstanding as of September 30, 2010
and December 31, 2009	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized;
27,810,707 shares issued and outstanding as of September 30, 2010;
21,825,028 shares issued and outstanding as of December 31, 2009	27,811	21,825
Additional paid-in capital	208,910,449	160,532,625
Accumulated other comprehensive income	11,436	17,387
Accumulated deficit	(117,448,906)	(93,520,220)
Total stockholders’ equity	91,500,790	67,051,617
Total liabilities and stockholders’ equity	$111,481,587	$88,912,181

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Royalty income	$108,346	$129,749	$353,636	$400,111
Sublicense fee income	244,793	244,793	726,396	726,396
Other income	25,000	-	25,000	-
Total revenues	378,139	374,542	1,105,032	1,126,507
Costs and expenses:
Research and development (a)	4,431,993	5,191,513	12,549,876	15,538,084
General and administrative (b)	2,887,279	2,755,003	9,968,254	7,534,323
Depreciation and capital lease amortization	298,875	333,458	942,767	1,015,424
Patent license fee amortization	547,460	549,025	1,639,718	2,018,444
Total costs and expenses	8,165,607	8,828,999	25,100,615	26,106,275
Loss from operations	(7,787,468)	(8,454,457)	(23,995,583)	(24,979,768)
Interest expense, net	(614)	(103,919)	(2,946)	(264,299)
Investment income, net	36,722	642,243	97,523	2,991,654
Loss on disposal of equipment and other	-	-	(27,680)	-
Loss before income taxes	(7,751,360)	(7,916,133)	(23,928,686)	(22,252,413)
Income taxes	-	-	-	-
Net loss	$(7,751,360)	$(7,916,133)	$(23,928,686)	$(22,252,413)

Net loss per common share:
Basic	$(0.29)	$(0.36)	$(1.02)	$(1.11)
Diluted	$(0.29)	$(0.36)	$(1.02)	$(1.11)
Weighted average shares used to compute net
loss per common share:
Basic	26,556,843	21,751,983	23,546,635	20,074,256
Diluted	26,556,843	21,751,983	23,546,635	20,074,256
Related party disclosures:
(a) Research and development includes
professional fees to related parties	$14,994	$9,025	$15,869	$9,025
(b) General and administrative includes rent and
operating expenses to related parties	$505,561	$243,834	$1,388,237	$738,775

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(23,928,686)	$(22,252,413)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and capital lease amortization expense	942,767	1,015,424
Patent license fee amortization	1,639,718	2,018,444
Gain on sale of investments	-	(2,091,650)
Non-cash stock-based compensation expense	2,902,328	2,888,940
Non-cash issuance of common stock	32,645	164,899
Non-cash interest income from disposal of business	-	(186,618)
Loss on disposal of equipment	200	-
Changes in operating assets and liabilities:
Receivables	170,552	1,319,766
Inventory	(174,970)	(99,347)
Prepaid expenses	(62,902)	21,851
Accounts payable, accrued payroll and other accrued expenses	(1,100,649)	(4,267,044)
Deferred revenue	(726,396)	(726,395)
Net cash used in operating activities	(20,305,393)	(22,194,143)
Cash flows from investing activities
Capitalized patent license fees	(419,486)	(364,421)
Purchases of property and equipment	(355,911)	(271,949)
Equipment deposits	-	(19,669)
Purchases of investments	(107,941,851)	(42,171,792)
Sales of investments	78,050,000	40,281,000
Net proceeds from disposal of business	-	6,000,000
Net cash (used in) provided by investing activities	(30,667,248)	3,453,169
Cash flows from financing activities
Payments on capital lease obligations	(52,722)	(13,560)
Payments on note payable	-	(9,310,000)
Issuance of common stock under compensation plans	519,789	358,785
Net proceeds from issuance of common stock	45,002,407	24,507,319
Net cash provided by financing activities	45,469,474	15,542,544
Net decrease in cash and cash equivalents	(5,503,167)	(3,198,430)
Cash and cash equivalents, beginning of period	21,543,347	17,534,963
Cash and cash equivalents, end of period	$16,040,180	$14,336,533
Supplemental disclosures of cash flow information
Interest paid	$3,539	$453,622

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, and BioMimetic Therapeutics Canada, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of September 30, 2010, the subsidiaries in the United Kingdom and Australia have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.  Also as of September 30, 2010, the subsidiary in Canada had one employee and had incurred certain operational expenses.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010.

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

The Company had potentially dilutive common stock equivalents outstanding representing 2,813,076 shares of common stock as of September 30, 2010 and 2,570,410 shares of common stock as of September 30, 2009.  These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion is anti-dilutive.  Therefore, the diluted earnings per share is the same as basic earnings per share.

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

5. Inventory

Inventory is summarized as follows:
	September 30, 2010	December 31, 2009

Raw materials	$951,303	$814,925
Work in progress	43,918	—
Finished goods	224,054	229,380
	$1,219,275	$1,044,305

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products.  Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging.  Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment TM Bone Graft (“Augment”) ready for sale.  Shipping and handling costs are included in the cost of sales of the product.  As of September 30, 2010 and December 31, 2009, no allowance has been recorded for obsolescence, shrinkage and potential scrapping of product batches that may not be released for sale.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5. Inventory (continued)

Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, the Company expensed the pre-launch inventory.  Therefore, the Company expects that the gross profit margins will decrease as the Company continues to replenish its raw materials and includes those production costs in the cost of sales.

6. Property and Equipment

Property and equipment is summarized as follows:
	September 30, 2010	December 31, 2009
Equipment, computers and purchased software	$3,211,848	$3,061,623
Equipment, computers and purchased software, not placed in service	4,222,056	4,182,898
Furniture and fixtures	722,920	722,920
Leased equipment	190,208	188,963
Construction in process	1,020,491	993,457
Leasehold improvements	4,054,395	4,047,159
	13,421,918	13,197,020
Less accumulated depreciation and amortization	(5,852,132)	(5,040,178)
	$7,569,786	$8,156,842

In August 2007, the Company entered into a lease agreement for approximately 30,000 square feet of space in a new building in Franklin, Tennessee intended to house certain of its manufacturing operations.  The new building shell was completed in October 2009, and rent expense commenced at that time.  The Company intends to move certain of its manufacturing operations to the new facility when completed.  Construction in process consists of engineering design and planning costs related to the new manufacturing facility that have been incurred as of September 30, 2010 and December 31, 2009, respectively.

The Company has purchased equipment, computers and purchased software which has not yet been placed into service.  These purchases include equipment that the Company intends to use in the new manufacturing facility, which amounts to $4,176,279 and $4,164,646 as of September 30, 2010 and December 31, 2009, respectively.  In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing facility, as of September 30, 2010, the Company has estimated purchase commitments of $690,775 remaining to be paid through the year 2012.  See Note 13.

7. Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters in Franklin, Tennessee. The Company also paid a refundable deposit of $375,000 upon signing a lease agreement in August 2007 for approximately 30,000 square feet of space in the new manufacturing facility intended to house certain of its manufacturing operations.

8. Capitalized Patent License Fees

The Company owns or co-owns approximately five non-expired U.S. patents, approximately one U.S. patent which is a non-expired patent due to a patent term extension, a number of non-expired foreign patents, and numerous pending U.S. and foreign patent applications.  The Company has exclusively licensed approximately four non-expired U.S. patents and a number of non-expired foreign patents.

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment TM Injectable Bone Graft (“Augment Injectable”) and the Company’s other product candidates.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life.  The termination dates of the patents range from June 2025 to January 2026. The Company has capitalized costs totaling $12,678,942 as of September 30, 2010 related to the acquisition of its patent licenses.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9. Investments

As of September 30, 2010, the Company had short-term investments in U.S. government sponsored enterprise (“GSE”) securities totaling $66,395,995.  The GSE securities have maturity dates ranging from October 2010 through September 2011 and are classified as available-for-sale.  In addition, as of September 30, 2010, the Company had long-term investments of $17,005,385, consisting of five GSE securities with maturity dates ranging from October 2011 to September 2012.

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

As of September 30, 2010, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,040,180	$—	$—	$16,040,180
Short-term investments (GSE securities)	66,395,995	—	—	66,395,995
Long-term investments (GSE securities)	17,005,385	—	—	17,005,385
Total cash and investments	$99,441,560	$—	$—	$99,441,560

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments consist of GSE securities classified as available for sale.  The Company’s long-term investments consist of five GSE securities with maturity dates ranging from October 2011 to September 2012.  The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s short-term and long-term investments.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11. Other Accrued Expenses

Other accrued expenses are summarized as follows:

	September 30, 2010	December 31, 2009
Royalties payable	$21,413	$89,954
Professional fees	127,468	5,000
Taxes and licenses	37,469	30,817
Patents	67,399	—
Facilities & utilities	70,901	—
Other	14,501	9,299
	$339,151	$135,070
12.  Capital Shares

Public Offering of Common Stock

In July 2010, the Company sold 5,642,280 shares of common stock at a price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and estimated expenses.   Of the shares sold, 642,280 shares were sold in connection with the underwriters’ exercise, in part, of an over-allotment option.

13. Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments.  However, there are no such claims or assessments that currently exist that in the opinion of management are expected to have a material impact on the financial condition or operating results of the Company.

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility.  As of September 30, 2010, the Company has paid a total of $4,176,279 for the equipment, which is classified as equipment not placed in service (see Note 6).  In addition, under these agreements, the Company has estimated remaining purchase commitments of $120,000 for 2010, $487,775 for 2011 and $83,000 for 2012.

Employment Agreements

The Company has employment contracts with several individuals, which provide for base salaries, potential annual cash bonuses and long-term equity incentives. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics and with Cam Bioceramics BV.  Under these agreements, the Company has agreed to certain minimum purchase commitments and/or binding orders of which there are commitments and binding orders of $1,532,200 remaining for 2010 and estimated commitments and binding orders of $2,877,560 and $3,153,268 for 2011 and 2012, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

The employee stock options granted by the Company are structured to qualify as “incentive stock options” (“ISOs”).  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company has not recognized any income tax benefit for the three and nine months ended September 30, 2010 and 2009 for share-based compensation arrangements as the Company does not believe that it will recognize any deferred tax assets from such compensation costs recognized in the current period.

In general, stock option awards granted under the option plan vest 25% per year over a four-year period.  The option plan currently provides that upon a change in control all outstanding ISO awards held by a qualified employee may, under certain circumstances, be accelerated and exercisable immediately.  Upon a change in control, the vesting percentage of an employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years, and 100% vested if employed three or more years.

As of September 30, 2010, a total of 6,019,723 shares of common stock have been authorized by the board of directors for issuance under the option plan.  In addition, as of September 30, 2010, a total of 2,813,076 options to purchase shares of common stock were issued and outstanding and a total of 1,174,876 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 2,031,771 shares of common stock remaining available for future issuance in connection with the option plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three and nine months ended September 30, 2010, the Company granted stock options to purchase an aggregate of 38,013 and 712,741 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $9.78 and $11.80 per share, respectively.  During the three and nine months ended September 30, 2009, the Company granted stock options to purchase an aggregate of 8,713 and 627,341 shares of its common stock, respectively, to employees under the option plan at a weighted-average exercise price of $10.90 and $8.70 per share, respectively.

There were 33,794 and 328,365 shares of common stock issued upon option exercises during the three and nine months ended September 30, 2010, respectively. There were 49,839 and 95,354 shares of common stock issued upon option exercises during the three and nine months ended September 30, 2009, respectively.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC  718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (ASC 718”), using the modified prospective method of transition.  Under that transition method, compensation expense recognized in the three and nine months ended September 30, 2010 and 2009 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC  718.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

14.  Stock-Based Compensation (continued)

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three and nine months ended September 30, 2010 and 2009 as follows:

	2010	2009
Average risk free interest rate	2.25%	2.11%
Expected dividend yield	—	—
Volatility factor of the expected market price	76% - 77%	77% - 79%
Forfeiture rate	6.3%	6.6%
Weighted average expected life of the option	4.3 - 9.4 years	4.2 - 8.5 years

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

The Company’s net loss includes compensation costs related to its stock-based compensation arrangements of $1,010,599 and $2,902,328 for the three and nine months ended September 30, 2010, respectively, and $1,010,972 and $2,888,940 for the three and nine months ended September 30, 2009, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

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

Employees became eligible to participate in the purchase plan beginning July 1, 2006.  As of September 30, 2010, 116,823 shares of common stock remain available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $12,633 and $32,645 during the three and nine months ended September 30, 2010 respectively, and $7,127 and $25,739 during the three and nine months ended September 30, 2009, respectively.

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

In September 2010, the Company’s board of directors approved an amendment to the 401(k) plan that will make the Company’s match for the 2011 fiscal year non-discretionary.  In addition, the matching shares will vest immediately.  These changes were made in order to convert the Company’s plan to a safe harbor plan, which will eliminate the need for annual discrimination testing.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

14.  Stock-Based Compensation (continued)

As of September 30, 2010, there were 59,659 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the 401(k) plan of $0 and $165,085 during the nine months ended September 30, 2010 and 2009, respectively.

15. Income Taxes

At September 30, 2010, the Company had federal net operating loss (“NOL”) carryforwards of $84,959,373 that will begin to expire in 2022.  State NOL carryforwards at September 30, 2010 totaled $75,222,526 and will expire between 2012 and 2030.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at September 30, 2010 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2010.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses for the three and nine months ended September 30, 2010 and 2009.  As of September 30, 2010 and 2009, no income tax expense has been recorded.

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

The components of the Company’s comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,
	2010	2009
Net loss	$(7,751,360)	$(7,916,133)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	(2,715)	12,085
Comprehensive loss	$(7,754,075)	$(7,904,048)

	Nine months ended September 30,
	2010	2009
Net loss	$(23,928,686)	$(22,252,413)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	(5,951)	2,469,529
Comprehensive loss	$(23,934,637)	$(19,782,884)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

17.  Subsequent Events

Qualifying Therapeutic Discovery Project Grant

In November 2010, the Company was awarded two cash grants totaling $488,959 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program.  The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010, and provides a tax credit or grant equal to eligible costs and expenses for tax years 2009 and 2010.  The QTDP program is aimed at creating and sustaining high-quality, high-paying jobs in the United States, while advancing the nation’s competitiveness in life, biological and medical sciences.  The Company submitted applications and received the awards based on its orthopedic and sports medicine programs.

Logistical Support Agreement

In November 2010, the Company entered into a logistical support agreement with Joint Solutions Alliance Corporation (“Joint Solutions”) wherein Joint Solutions will warehouse the Company’s Augment product and ship the product to Canadian end users, when and as directed by the Company.  The Company will retain ownership of all devices stored at Joint Solutions.  Under the terms and conditions of the logistical support agreement, Joint Solutions is entitled to a fee equal to a certain percentage of the net sales price of Augment devices that are shipped by Joint Solutions to third parties.  The initial term of the agreement is one year; after the initial term, either party may terminate the agreement upon 60 days’ prior written notice to the other party.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.

Overview

We are a biotechnology company which develops and commercializes innovative products to help stimulate the body’s natural tissue regenerative process.  Our product and product candidates use purified recombinant human platelet derived growth factor (“rhPDGF-BB”), one of the principal wound healing and tissue repair stimulators in the body, in combination with tissue specific matrices as our primary technology platform for promoting tissue healing and regeneration.   This platform regenerative technology may offer physicians advanced biological solutions to actively stimulate tissue healing and regeneration. We believe that our product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and less invasive treatment options in orthopedic, spine and sports related injuries to improve the quality of life for millions of patients suffering injuries or deterioration of bones, ligaments, tendons and cartilage.  Through the commercialization of this technology, we seek to become the leading company in the field of orthopedic regenerative medicine.

We have already demonstrated that our technology is safe and effective in stimulating bone regeneration with the U.S. and Canadian regulatory approvals of our first periodontal product, GEM 21S ®  Growth-factor Enhanced Matrix (“GEM 21S”), and with the Canadian regulatory approval of our first orthopedic product, Augment TM Bone Graft (“Augment”).  Both GEM 21S and Augment are fully synthetic and off-the-shelf bone growth factor products for the treatment of bone defects and injuries.  In 2008, we sold our orofacial therapeutic business, including GEM21S, to Luitpold Pharmaceuticals, Inc. (“Luitpold”), thereby enabling us to focus our expertise, additional capital and future development efforts on our orthopedic and sports medicine product candidates.  Currently, our management is focused on obtaining marketing approval for Augment in the United States, the European Union (“EU”) and Australia, preparing for the anticipated commercial launch of Augment in the United States, the EU and Australia, successfully developing our other product candidates, improving the commercial adoption of Augment in Canada, and managing our cash balance.

A key priority requiring our management’s attention is the approval of Augment in the United States. Augment is the subject of our North American pivotal (Phase III) randomized controlled trial which compares Augment to autograft for use in hindfoot and ankle fusion surgery.  This trial will provide the primary data set used to support regulatory approval in the United States, as well as in the EU and Australia.  Earlier this year, we submitted the data from this trial to the U.S. Food and Drug Administration (“FDA”) as part of our Pre-Marketing Approval (“PMA”) application for Augment, which has been accepted by the FDA for review.  We continue to have informal discussions with the FDA regarding our PMA, and in September 2010, we announced that we completed our 100-day PMA meeting with the FDA.  To date, the FDA has raised no unexpected issues that would impact the timing for an upcoming Orthopedic Advisory Panel meeting or potential approval of Augment.  We anticipate that the panel meeting will be held in early 2011, and that approval of Augment in the United States will occur within six months after the panel meeting if the panel recommends approval and if the FDA finds the PMA information satisfactory.

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

We also remain focused on the commercialization of Augment in Canada, which was approved by Health Canada in the fourth quarter of 2009.  The success of our commercial marketing in Canada depends upon the success of our efforts to place Augment onto the list of approved products at key hospitals throughout Canada. The purchasing department of a Canadian hospital must approve Augment separately before it can be used in that hospital.  We have not yet broadly achieved hospital approval throughout Canada, and thus our Canadian sales of Augment have not yet generated significant sales. We do not anticipate significant revenues in 2010 from sales of Augment or otherwise.  We are continuing to work with hospitals and opinion leaders in Canada to obtain hospital level approvals and promote the usage of Augment.  In addition, we are changing our distribution strategy in Canada, and are currently transitioning from a single exclusive distributor to a network of independent sales agents who will be more closely managed by us through a Canadian national sales manager, which we recently hired.

For the nine months ended September 30, 2010, we had a net loss of $23.9 million.  Our revenues remain limited, which at $1.1 million for the nine months ended September 30, 2010 consist only of royalty income, sublicense fee income and a training grant.  Although we received regulatory approval for Augment in Canada in 2009, no product sales revenues have been recorded for the nine months ended September 30, 2010.  In December 2009, we shipped an order of Augment to an exclusive distributor and recognized the appropriate revenues; however, additional sales of Augment in Canada are not anticipated until the inventory purchased in 2009 by the distributor is exhausted and/or our sales distribution channel transition is completed.  Our largest expenditures related to our research and development activities, which were $12.5 million for the nine months ended September 30, 2010 and are discussed in further detail in “Financial Overview.”   In view of our limited revenue at this time, we continue to closely monitor our cash balance and manage expenses.  The continuing volatile business and economic environment, as well as the ensuing market instability and uncertainty, may continue to impact our general business strategy, which may be adversely affected if the current economic conditions do not continue to improve.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved.  Accordingly, the impact of the economy on commercial opportunities, such as our anticipated product launch in the United States for Augment, remains uncertain.

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

Recent Developments

Augment™ Bone Graft

Pre-Marketing Application for Approval of Augment in the United States

In September 2010, we announced that we completed our 100-day PMA meeting with the FDA regarding the review of Augment for the treatment of foot and ankle fusions in the United States.  The FDA generally meets with the PMA sponsor approximately 100 days after the filing of the PMA with the purpose of discussing the status of the application.  To date, the FDA has raised no unexpected issues that would impact the timing for an upcoming Orthopedic Advisory Panel meeting or potential approval of Augment.  We anticipate that the panel meeting will be held in early 2011, and that approval of Augment in the United States will occur within six months after the panel meeting if the panel recommends approval and if the FDA finds the PMA information satisfactory.

Commercialization of Augment

We continue to make progress in the commercialization of Augment.  During the third quarter of 2010, we completed a detailed analysis of the commercialization infrastructure required for the launch of Augment in the United States and began to implement the necessary systems and capabilities.

In Canada, 17 institutions have either used or have approved the use of Augment, and we remain on track to meet our goal of having 20 to 25 unique institutions that have approved the use of the product by year-end.  Our Canadian national sales manager is developing a new network of independent sales agencies who will sell Augment throughout Canada.  Currently, we anticipate that we will have approximately 25 sales representatives, covering all of Canada, in place by the end of 2010.

In November 2010, we entered into a logistical support agreement with Joint Solutions Alliance Corporation (“Joint Solutions”) wherein Joint Solutions will warehouse our Augment product and ship the product to Canadian end users, when and as directed by us.  We will retain ownership of all devices stored at Joint Solutions.  Under the terms and conditions of the logistical support agreement, Joint Solutions is entitled to a fee equal to a certain percentage of the net sales price of Augment devices that are shipped by Joint Solutions to third parties.  The initial term of the agreement is one year; after the initial term, either party may terminate the agreement upon 60 days’ prior written notice to the other party.

Augment™ Injectable Bone Graft

We previously announced that in June 2010 we filed a Request for Designation (“RFD”) with the FDA regarding the use of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures.  An RFD is a formal request for the FDA to determine if a device/drug combination product will be reviewed as a device or as a drug. This determination is based on whether the device component or the drug component is deemed to be the primary mode of action for the product.

In September 2010, we announced that the FDA had completed its review of our RFD for Augment Injectable.  We received a determination letter from the FDA’s Office of Combination Products (“OCP”) indicating that the Augment Injectable review will follow a medical device pathway.  Accordingly, our previously filed Investigational Device Exemptions (“IDE”) for the use of Augment Injectable in treating foot and ankle fusions has been assigned to the FDA’s Center for Devices and Radiologic Health (“CDRH”) Division of Surgical, Orthopedic and Restorative Devices for lead review.  Therefore, Augment Injectable will be reviewed as a device through the pre-market approval process to confirm reasonable assurance of safety and effectiveness.  We expect to initiate patient enrollment in a U.S. pivotal trial shortly after the IDE is approved by the FDA.  We anticipate that the IDE approval may occur around year-end 2010.

Sports Medicine

We currently have product candidates under clinical development for intra-tendon, tendon-to-bone, and cartilage repair indications.  We believe that findings from our pre-clinical studies provide further support of the potential of rhPDGF-BB in the sports medicine market.

Rotator Cuff Product Candidate

We previously announced that the FDA concluded that our rotator cuff product candidate should be reviewed as a drug, and not as a device.  We continue to work with the FDA to seek reclassification of that product candidate to be reviewed as a device.  Although we continue to seek reclassification of our rotator cuff product candidate, there can be no assurance that the FDA will classify the product as anything other than a drug.

Health Canada, however, has determined that our rotator cuff product candidate will be reviewed as a medical device, and we anticipate that we will begin a pilot clinical study in Canada evaluating rotator cuff injuries around year-end 2010.  We believe that we have designed the initial clinical trial protocol to meet both the medical devices and drug requirements for early stage clinical studies.

Orphan Drug Designation Received for rhPDGF-BB Treatment of Osteochondritis Dissecans

In August 2010, we announced that we received orphan drug designation from the FDA for rhPDGF-BB to be used in conjunction with autograft and/or commercially available osteochondral allograft for the treatment of osteochondritis dissecans (“OCD”) of the knee, elbow or ankle.  OCD is a joint condition in which cartilage, along with a fragment of the bone beneath it (subchondral bone), becomes detached from the end of a bone due to a loss of blood supply.  This orphan drug designation should facilitate the work in our sports medicine product development program for cartilage repair.

Orphan drug status, designated to drugs that have the potential to treat rare diseases, provides an accelerated path to FDA approval and may provide seven years of market exclusivity.  Orphan drug designation was designed by the FDA to encourage the development of therapeutic products for clinical indications that affect fewer than 200,000 individuals within the United States.  In addition to a possible seven years of marketing exclusivity from the date of drug approval, drugs that receive orphan drug designation obtain tax credits for clinical investigation costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.  Orphan drug designation does require clinical data to gain market approval authorization through the Investigational New Drug (“IND”) process.

Patent Updates

In September 2010, we announced the expansion of our patent portfolio in both the United States and Europe with the addition of two new patents.  The United States Patent and Trademark Office issued patent number 7,799,754 entitled “Compositions and Methods for Treating Bone.”  This patent will cover methods of treating impaired bone to facilitate strengthening and healing of bone using novel compositions of rhPDGF-BB combined with matrix materials having defined characteristics.  Additionally, the European Patent Office has issued patent No. 1812076 entitled “Platelet-Derived Growth Factor Compositions and Methods of Use Thereof.”  The European patent covers compositions of rhPDGF-BB combined with matrix materials having defined characteristics.

Both the United States and the European patents will cover our recombinant protein-device combination product candidates, including Augment and Augment Injectable, as well as GEM21S® and GEMESIS™, which we previously sold to Luitpold Pharmaceuticals, Inc. and for which we continue to receive royalties.   The new U.S. patent now extends our protection in the United States for Augment, Augment Injectable, and GEM21S until January 2026, and the European patent will provide similar protection in the EU until October 2025.  We believe that the new patents will limit the ability of third parties to market similar or generic versions of Augment, Augment Injectable, GEM21S and GEMESIS in both the United States and all major EU markets, and  will significantly enhance our existing patent portfolio.

Qualifying Therapeutic Discovery Project Grant

In November 2010, we were awarded two cash grants totaling $0.5 million under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program.  The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010, and provides a tax credit or grant equal to eligible costs and expenses for tax years 2009 and 2010.  The QTDP program is aimed at creating and sustaining high-quality, high-paying jobs in the United States, while advancing the nation’s competitiveness in life, biological and medical sciences.  We submitted applications and received the awards based on our orthopedic and sports medicine programs.

Financial Overview

From our inception in 1999 through September 30, 2010, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, product sales and royalties.

The remaining proceeds of these activities are reflected in the balance of cash and investments totaling $99.4 million as of September 30, 2010, which includes $16.0 million in cash and cash equivalents and $83.4 million in short-term and long-term investments in U.S. government sponsored enterprise (“GSE”) securities that are classified as available-for-sale.

We continue to incur research and development expenses due to the substantial expansion of our internal research capabilities and the numbers of patients we have enrolled and expect to enroll in the clinical trials of Augment Injectable and our other product candidates.  We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.  We expect that research and development expenses will continue to increase as a result of new and ongoing clinical trials and pre-clinical studies of our product candidates in the United States, Canada and the European Union, as well as continuing expenses associated with regulatory filings.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2010 and 2009.  Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development of our product candidates, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

Research and development expenses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
Costs	2010	2009	2010	2009
Direct external:
Periodontal	$17,606	$10,923	$17,940	$170,191
Orthopedic	1,183,575	1,881,270	3,345,036	5,541,508
Sports medicine	331,432	352,166	675,655	768,348
	1,532,613	2,244,359	4,038,631	6,480,047
Internal:
Periodontal	121,225	165,989	341,316	503,896
Orthopedic	2,005,959	2,305,588	6,085,371	7,103,773
Sports medicine	772,196	475,577	2,084,558	1,450,368
	2,899,380	2,947,154	8,511,245	9,058,037
Total	$4,431,993	$5,191,513	$12,549,876	$15,538,084

We anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

Since inception, we have incurred losses from operations each year.  As of September 30, 2010, we had an accumulated deficit of $117.4 million, which includes a $39.3 million net gain on the January 2008 sale of our orofacial therapeutic business.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we continue to fund our research and development activities and clinical trials.  In November 2009, Health Canada approved the use and marketing of Augment, and we are currently working with several key institutions and opinion leaders in Canada to obtain new product approvals and usage within hospital and other institutions.  Furthermore, while we currently do not have a product approved by the FDA for commercialization in the United States, we are incurring expenses in connection with the preparation of a future sales network to represent our products upon anticipated commercialization.

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

Any failure to complete the development of Augment or any of our other product candidates in a timely manner, or any failure to successfully market and commercialize Augment or any of our other product candidates, could have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, in Section 1A under the heading “Risk Factors”, in our Quarterly Reports on Form10-Q for the three months ended March 31, 2010, as amended, for the three and six months ended June 30, 2010, and in this Quarterly Report under “Part II, Item 1A — Risk Factors.”

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net loss for the three months ended September 30, 2010 was $7.8 million, or $0.29 per diluted share, compared to net loss of $7.9 million, or $0.36 per diluted share, for the same period in 2009.

Product Sales Revenue and Cost of Sales

Our first order of Augment was shipped to a Canadian distributor, Joint Solutions, in December 2009 resulting in sales revenues of $78,000.  However, no additional product sales revenues for Augment in Canada have been recorded for the three months ended September 30, 2010.  As noted in “Recent Developments,” we do not anticipate that our Canadian sales of Augment will generate significant revenues in 2010.

Royalty Income and Sublicense Fee Income

▪
Royalty income for the three months ended September 30, 2010 was $0.1 million, which is comparable to $0.1 million for the same period in 2009.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the three months ended September 30, 2010 and 2009, Luitpold’s net sales of GEM 21S were $1.1 million and $1.3 million, respectively.

▪
Sublicense fee income was $0.2 million for the three months ended September 30, 2010 and 2009.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the three months ended September 30, 2010 were $4.4 million, compared to $5.2 million for the same period in 2009.  The $0.8 million decrease resulted primarily from:

▪	our focus on controlling costs in 2010;

▪	a decrease of $0.7 million in professional services for clinical costs as certain orthopedic clinical trials came to a close in 2009; and

▪	a decrease of $0.1 million in salaries, benefits, payroll taxes and stock compensation costs.

We expect that research and development expenses will start to increase over the next few quarters as a result of continuing costs associated with the Canadian Augment Injectable trial, the initiation of patient enrollment in a U.S. pivotal trial for Augment Injectable, which may occur in the fourth quarter of 2010, and the initiation of a rotator cuff pilot clinical study in Canada, which may occur around year-end.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $2.9 million, compared to $2.8 million for the same period in 2009.  The $0.1 million increase resulted primarily from:

▪	an increase of $0.2 million in salaries, benefits, payroll taxes and stock compensation costs;

▪
a decrease of $0.5 million in professional fees, which is primarily due to a reduction in legal fees incurred during the 2009 arbitration proceedings related to our investments in auction rate securities;

▪	an increase of $0.3 million in rent and utilities due to the late 2009 completion of a new building intended to house certain aspects of our manufacturing operations; and

▪	an increase of $0.1 million in recruiting and relocation, and taxes and licenses costs, and general G&A activities.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended September 30, 2010 was comparable to the same period in 2009 at $0.3 million.  For the three months ended September 30, 2010, we purchased equipment, computers and software totaling $0.1 million.

Patent License Fee Amortization

Patent license fee amortization for the three months ended September 30, 2010 was comparable to the same period in 2009 at $0.5 million. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.7 million as of September 30, 2010.

Interest and Investment Income

▪	Total net interest and investment income for the three months ended September 30, 2010 was approximately $36,000, compared to $0.5 million for the same period in 2009.

▪
The net interest and investment income for 2009 included a net realized gain of $0.3 million related to the July 2009 and September 2009 partial redemptions of certain auction rate securities (“ARS”) investments.  Excluding this, total net interest and investment income for the three months ended September 30, 2009 was $0.2 million.

▪
Interest expense on a note payable was $0.1 million for the three months ended September 30, 2009. There was no such interest expense for the three months ended September 30, 2010 because the note was paid in full as of December 2009.

▪	Interest rates earned on our cash and cash equivalents averaged 0.01% during the three months ended September 30, 2010, compared to same period in 2009 when interest rates ranged from 0.01% to 0.02%.

Nine Months Ended September 30, 2010 and 2009

Net loss for the nine months ended September 30, 2010 was $23.9 million, or $1.02 per diluted share, compared to net loss of $22.3 million, or $1.11 per diluted share, for the same period in 2009.  We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue and Cost of Sales

Our first order of Augment was shipped to Joint Solutions in December 2009 resulting in sales revenues of $78,000.  However, no additional product sales revenues for Augment in Canada have been recorded for the nine months ended September 30, 2010.  As noted in “Recent Developments,” we do not anticipate that our Canadian sales of Augment will generate significant revenues in 2010.

Royalty Income and Sublicense Fee Income

▪
Royalty income for the nine months ended September 30, 2010 was $0.4 million, which is comparable to $0.4 million for the same period in 2009.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the nine months ended September 30, 2010 and 2009, Luitpold’s net sales of GEM 21S were $3.5 million and $3.9 million, respectively.

▪
Sublicense fee income was $0.7 million for the nine months ended September 30, 2010 and 2009.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the nine months ended September 30, 2010 were $12.5 million, compared to $15.5 million for the same period in 2009.

The $3.0 million decrease resulted primarily from:

▪	our focus on controlling costs in 2010;

▪	a decrease of $1.8 million in professional services for clinical costs as certain orthopedic clinical trials came to a close in 2009;

▪	a decrease of $0.7 million in professional services expenses for validation consulting, regulatory and outside R&D costs; and

▪	a decrease of $0.5 million in recruiting & relocation, freight, small equipment and in general activities of the R&D program.

We expect that research and development expenses will start to increase over the next few quarters as a result of continuing costs associated with the Canadian Augment Injectable trial, the initiation of patient enrollment in a U.S. pivotal trial for Augment Injectable, which may occur in the fourth quarter of 2010, and the initiation of a rotator cuff pilot clinical study in Canada, which may occur around year-end.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 were $10.0 million, compared to $7.5 million for the same period in 2009.  The $2.5 million increase resulted primarily from:

▪	an increase of $0.5 million in salaries, benefits and payroll taxes and stock compensation costs;

▪	an increase of $1.0 million in professional fees, primarily due to approximately $0.9 million in fees paid in preparation for future commercialization activities;

▪	an increase of $0.7 million in rent and utilities due to the late 2009 completion of a new building intended to house certain aspects of our manufacturing operations; and

▪	an increase of $0.3 million in charitable contributions, taxes and licenses, recruiting and relocation, and general G&A activities.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the nine months ended September 30, 2010 was $0.9 million, compared to $1.0 million for the same period in 2009.  For the nine months ended September 30, 2010, we purchased equipment, computers and software totaling $0.4 million.

Patent License Fee Amortization

Patent license fee amortization for the nine months ended September 30, 2010 was $1.6 million, compared to $2.0 million for the same period in 2009. Ongoing amortization expense is attributable to the capitalization of patent license fees amounting to a cumulative $12.7 million as of September 30, 2010.

Interest and Investment Income

▪	Total net interest and investment income for the nine months ended September 30, 2010 was $0.1 million, compared to $2.7 million for the same period in 2009.

▪
The net interest and investment income for 2009 included a net realized gain of $2.1 million related to the sales, redemptions and partial redemptions certain ARS investments.  Excluding this, total net interest and investment income for the nine months ended September 30, 2009 was $0.6 million.

▪
Interest expense on a note payable was $0.5 million for the nine months ended September 30, 2009. There was no such interest expense for the nine months ended September 30, 2010 because the note was paid in full as of December 2009.

▪
Interest rates earned on our cash and cash equivalents ranged from 0.01% to 0.12% during the nine months ended September 30, 2010, compared to same period in 2009 when interest rates ranged from 0.00% to 0.80%.

Provision for Income Taxes

At September 30, 2010, we had federal net operating loss carryforwards of $85.0 million that will begin to expire in 2022.  State net operating loss carryforwards at September 30, 2010 totaled $75.2 million and will expire between 2012 and 2030.

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

As of September 30, 2010, the remaining net proceeds from our capital offerings and sale of our orofacial therapeutic business, including GEM 21S (discussed above in “Financial Overview”), have been invested conservatively in cash and cash equivalents and in short-term and long-term investments in GSE securities.

At September 30, 2010, we had $16.0 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at September 30, 2010, we had $66.4 million in short-term investments in GSE securities classified as available-for-sale. Also at September 30, 2010, we had $17.0 million in long-term investments in GSE securities.  The GSE securities have maturity dates ranging from October 2010 through September 2012.

Cash Flows

For the nine months ended September 30, 2010, net cash used in operating activities was $20.3 million, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash used in investing activities was $30.7 million for the nine months ended September 30, 2010 and consisted of net purchases of short-term and long-term investments, purchases of property and equipment and capitalized patent costs.  Net cash provided by financing activities was $45.5 million for the nine months ended September 30, 2010 and consisted of net proceeds from issuance of common stock, including $45.0 million pursuant to a July 2010 public stock offering.

In July 2010, we sold 5,642,280 shares of common stock at a price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and estimated expenses.  We believe that these additional proceeds, along with the September 30, 2010 balance of our cash and investments, will be sufficient to fund our business operations through at least the second half of 2012.

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

The components of our comprehensive losses for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,
	2010 (in millions)	2009 (in millions)
Net loss	$(7.8)	$(7.9)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	0.0	—
Comprehensive loss	$(7.8)	$(7.9)

	Nine months ended September 30,
	2010 (in millions)	2009 (in millions)
Net loss	$(23.9)	$(22.3)
Other comprehensive loss:
Unrealized (loss) gain on investments classified as available for sale	0.0	2.5
Comprehensive loss	$(23.9)	$(19.8)

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.01% to 0.12% during the nine months ended September 30, 2010.  We have not used derivative financial instruments for speculation or trading purposes.

At September 30, 2010, we had $16.0 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at September 30, 2010, we had $66.4 million in short-term investments in GSE securities classified as available-for-sale. Also at September 30, 2010, we had $17.0 million in long-term investments in GSE securities.  The GSE securities have maturity dates ranging from October 2010 through September 2012.

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

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, and the risk factors as disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2010 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010.  The risks disclosed in those risk factors could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and the risks described below may not be the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Regulatory Risks

We received orphan drug designation for rhPDGF-BB treatment of osteochondritis dissecans, but there can be no assurance that the product will be able to obtain orphan drug market exclusivity.

The FDA has granted orphan drug designation for rhPDGF-BB to be used in conjunction with autograft and/or commercially available osteochondral allograft for the treatment of osteochondritis dissecans (“OCD”) of the knee, elbow or ankle.  Orphan drug status may be designated for a drug that has the potential to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals within the United States.  Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other application to market the same drug for the same indication, except in very limited circumstances, for a period of seven years.  There can be no assurance that a product candidate that receives orphan drug designation will receive orphan drug marketing exclusivity.  More than one drug can have orphan designation for the same indication.  If the FDA grants orphan designation to more than one drug candidate for the same orphan indication, and if one of those other drugs is approved before our product candidate is approved for that indication, we would not receive orphan exclusivity and would be blocked for seven years from having our product candidate approved for that indication.  In addition, neither orphan drug designation nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for that indication.  We may seek to develop additional products that incorporate drugs that have received orphan drug designations for specific indications.  In each case, there can be no assurance that our product candidate will be the first to be approved by the FDA for a given indication or be granted orphan drug exclusivity.  In each case, if our product candidate is not the first to be approved for a given indication, and another drug receives orphan drug exclusivity, we may be unable to access the target market in United States, which would have a material adverse effect on our company, our results of operations and our financial condition.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   (RESERVED AND REMOVED)

Item 5.   OTHER INFORMATION

On November 3, 2010, the Company entered into a logistical support agreement (the “Agreement”) with Joint Solutions Alliance Corporation (“Joint Solutions”) wherein Joint Solutions will warehouse the Company’s Augment product and ship the products to Canadian end users at the direction of the Company.  Previously, the parties had entered into a distribution agreement wherein Joint Solutions purchased Augment products from the Company and acted as the exclusive distributor of such products in Canada through sales agents retained by Joint Solutions.  Under the new Agreement, the Company will retain ownership in its Augment products warehoused and shipped by Joint Solutions and the Company will be responsible for all sales functions in Canada.

Additionally, under the terms of the Agreement, Joint Solutions is entitled to a fee equal to a certain percentage of the net sales price of Augment products that are shipped by Joint Solutions to end users.  The initial term of the Agreement is one year and will automatically renew thereafter for one year terms on an annual basis.  After the initial term, either party may terminate the Agreement upon 60 days’ prior written notice to the other party.  In addition, either party may terminate the Agreement at any time upon the bankruptcy, default, or failure to maintain required licensure of the other party.

A copy of the Agreement will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.   EXHIBITS

Exhibit No.	Filed	Description

10.1*	(a)	Separation Agreement and Release, dated September 29, 2010, between the registrant and Steven Hirsch.

31.1	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(b)	Section 1350 Certification of the Chief Executive Officer

32.2	(b)	Section 1350 Certification of the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the registrant’s Form 8-K filed on September 30, 2010.

(b)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 3, 2010

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock
Larry Bullock
Chief Financial Officer