Form 10-K/A
period 2010-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2011-04-13
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to____
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of BioMimetic Therapeutics, Inc. is being filed for the sole purpose of filing an amended version of Exhibit 10.67.  The exhibit was previously filed with the Annual Report on Form 10-K filed by the registrant on March 10, 2011.  The amended version of the exhibit has been revised to include certain information previously omitted which is no longer the subject of a confidential treatment request made by the registrant.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the Securities and Exchange Commission.

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

Dated: April 13, 2011

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch
Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel E. Lynch, D.M.D., D.M.Sc. and Larry Bullock, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

/s/ Samuel E. Lynch	Chief Executive Officer and President	April 13, 2011
Samuel E. Lynch, D.M.D., D.M.Sc.	(Principal Executive Officer)

/s/ Larry Bullock	Chief Financial Officer	April 13, 2011
Larry Bullock	(Principal Financial and Accounting Officer)

/s/ Larry W. Papasan	Chairman of the Board of Directors	April 13, 2011
Larry W. Papasan

/s/ Chris Ehrlich	Director	April 13, 2011
Chris Ehrlich

/s/ Charles Federico	Director	April 13, 2011
Charles Federico

/s/ Gary E. Friedlaender, M.D.	Director	April 13, 2011
Gary E. Friedlaender, M.D.

Signatures	Capacity	Date

/s/ James G. Murphy	Director	April 13, 2011
James G. Murphy

/s/ Douglas Watson	Director	April 13, 2011
Douglas Watson

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006).

3.2	Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008).

4.1	Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).

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

Exhibit No.	Description
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

10.62**
Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).

10.63
Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).

Exhibit No.	Description
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

10.66**	Logistical Support Agreement between the registrant and Joint Solutions Alliance Corporation dated November 3, 2010 (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).

10.67**	Supply Agreement between the registrant and Integra LifeSciences Corporation dated July 17, 2010.

21.1	Subsidiaries of the registrant (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).

23.1	Consent of Ernst & Young LLP (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement
**	Confidential treatment has been requested for portions of this exhibit