Form 10-K/A
period 2010-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2011-04-29
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of BioMimetic Therapeutics, Inc. is being filed for the sole purpose of including (i) Items 10 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 2 to modify or update any other information presented in the Form 10-K as previously filed and amended, nor does this Amendment No. 2 reflect events occurring after the filing of the original Form 10-K, as amended, or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K, as amended, previously filed and the registrant’s other filings with the Securities and Exchange Commission.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Amendment No.2 contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this Amendment No. 2 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements convey our current expectations and forecasts of future events. Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans, objectives of management for future operations and information about our goals and objectives as discussed in the Section entitled “Compensation Discussion and Analysis,” that are not historical facts. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the reports we file, from time to time, with the Securities and Exchange Commission (the “SEC”).

You should read this Amendment No.2 with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Amendment No.2 by these cautionary statements.

You should not unduly rely on the forward-looking statements, which speak only as of the date of this Amendment No. 2. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we don’t have a policy of doing so. You should, however, review the factors and risks we describe in this Amendment No. 2 and in any future filings we may make from time to time, with the SEC.

ii

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Set forth below is the name, age and position of each of our current directors:

Name	Age	Position
Samuel E. Lynch, D.M.D., D.M.Sc.	51	President, Chief Executive Officer and Director
Larry W. Papasan(2)	70	Chairman of the Board of Directors
Thorkil K. Christensen	63	Director
Christopher B. Ehrlich	41	Director
Charles W. Federico(1)(2)	62	Director
Gary E. Friedlaender, M.D(1)(3).	65	Director
James G. Murphy(2)(3)	55	Director
Douglas G. Watson(1)(3)	66	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Governance Committee

Samuel E. Lynch, D.M.D., D.M.Sc.

Dr. Lynch is the founder, President and Chief Executive Officer of BioMimetic Therapeutics, Inc. and has served as a director since our inception in 1999. Dr. Lynch also served as Chairman of our board of directors from our inception until August 2005. He has spent his career in health care management, product development, and earlier in academic medicine and dentistry, including research and patient care. He received his Doctorate of Medical Sciences and Specialty in Periodontology from the Harvard Medical and Dental Schools, respectively, as well as a Doctorate of Dental Medicine from Southern Illinois University School of Dental Medicine. Dr. Lynch is also a member of the board of directors of GreenBankshares, Inc. (NASDAQ: GRNB) and numerous non-profit organizations.

During his tenure at our company, he has published and lectured extensively worldwide. Additionally, as the co-inventor of our platform regenerative technology, he has been instrumental in the development of our innovative products and product candidates for the healing of musculoskeletal injuries and diseases, including periodontal, orthopedic, sports medicine and spine applications. In this era of complex regulatory environments, he is one of only a handful of doctors to have been fortunate enough to make a breakthrough discovery and oversee its development through all phases of development culminating in U.S. Food and Drug Administration (“FDA”) approval and commercialization.

Dr. Lynch’s extensive experience with our company as our founder, as well as his tenure as our President and Chief Executive Officer since inception, brings necessary historic knowledge and operational continuity to our board of directors. Dr. Lynch’s scientific expertise as co-inventor of our platform regenerative technology, demonstrated leadership skills, knowledge of the biotechnology and orthopedic industries and markets, as well as his strategic planning and operational management experience, give him the appropriate and valuable qualifications to serve as a member of our board of directors.

Larry W. Papasan

Mr. Papasan has served as one of our directors and as chairman of our board of directors since August 2005. He is also a member of our audit committee. From July 1991 until his retirement in May 2002, Mr. Papasan served as President of Smith & Nephew Orthopaedics and as director until the end of 2005. Mr. Papasan was responsible for research and development, manufacturing, marketing, sales and various administrative functions during his tenure with Smith & Nephew (NYSE: SNN), at which time the Ortho Division grew in sales from $300 million to $650 million while growing profitably at over 15% per year. Prior to joining Smith & Nephew, he was President of Memphis Light, Gas & Water Division from 1984 until his retirement in 1991.

Mr. Papasan has served as a member of the board of directors of several public and private companies, including: (1) AxioMed Spine Corporation since August 2007; (2) BioMedical Tissue Technologies, Ltd. since 2004; (3) Cagenix, Inc., a startup dental implant company, since early 2003; (4) Extra Ortho, Inc. since October 2007; (5) MiMedx Group, Inc. (OTCBB: MDXG) since October 2007; (6) Smith, Seckman & Reid Engineering, Inc. since July 2002; (7) Reaves Utility Income Fund, a closed-end management investment company, since March 2002; and (8) Triumph Bankshares, Inc., a bank holding company, since June 2006. Mr. Papasan is also involved with several not-for-profit organizations, such as the University of Memphis Fogelman Business School, the Biblical Resource Center & Museum, and the Memphis BioWorks Foundation.

Mr. Papasan’s long-time and diverse experience in executive roles and board services in the orthopedic, utility and financial industries give him the appropriate and valuable qualifications to serve as a member of our board of directors. In particular, his business success and demonstrated leadership during his 11-year tenure as President and 14-year tenure as a director of Smith & Nephew Orthopaedics, as well as his extensive experience in strategic planning and commercial operational management, gives him the unique insight and experience necessary to lead our company as chairman of our board of directors as we progress towards proposed commercial operations following the anticipated FDA regulatory approval of Augment.

Thorkil K. Christensen

Mr. Christensen has served as one of our directors since June 2009. He is currently the Chief Financial Officer for Novo A/S, where he has served in that position since 2003. Mr. Christensen has been employed by Novo A/S and its affiliates since 1978. He joined Novo Industri A/S in 1978 where he held two director positions in the areas of Finance and Investor Relations. From 1987 to 1989, he was the technical and general manager of the enzyme division’s South East Asia regional office in Malaysia. From 1989 to 2003, he served in various positions at Novo Nordisk A/S, including Managing Director of Health Care Asia, Vice President of International Operations and Chief Executive Officer of China Operations. Mr. Christensen also currently serves on the board of directors of the Nordic Institute of Asian Studies and Executives’ Global Network A/S, and as Vice Chairman of the Danish Chinese Business Forum.

Mr. Christensen’s diverse experience in senior executive roles and his international and financial business experience give him the appropriate and valuable qualifications to serve as a member of our board of directors. In particular, Mr. Christensen’s exposure to and familiarity with conducting business in multiple countries and cultures outside the United States offers unique insights and perspectives to our board of directors, which are invaluable as we anticipate commercializing our product candidates in international markets.

Christopher B. Ehrlich

Mr. Ehrlich has served as one of our directors since October 2004. He is currently a General Partner at InterWest Partners, a diversified venture capital firm, which he joined in August 2000. Before joining InterWest, Mr. Ehrlich was Director, Licensing & Business Development at Purdue Pharma, a private pharmaceutical firm based in Stamford, Connecticut. In that position, Mr. Ehrlich was responsible for developing a biologic oncology franchise, including in-licensing key intellectual properties, establishing and managing collaborations with biotechnology companies and participating in the commercial operations of Purdue BioPharma, a biotechnology company located in Princeton, New Jersey. Prior to joining Purdue Pharma, Mr. Ehrlich worked in business and corporate development at Genentech, Inc., in venture capital at The U.S. Russia Investment Fund, and in biotechnology strategy development at LEK Consulting. In addition to BioMimetic, he currently serves on the board of directors of Carbylan BioSurgery, Follica, Inc., Invuity, Inc., KAI Pharmaceuticals, QuatRx Pharmaceuticals, Satori Pharmaceuticals, Transcept Pharmaceuticals (NASDAQ: TSPT) and Xenon Pharmaceuticals.

Mr. Ehrlich holds a B.A. from Dartmouth College, cum laude, and an M.B.A. with majors in health care and finance from the J.L. Kellogg Graduate School of Management at Northwestern University where he served as an instructor and advisor to the Biotech Program and was awarded a ServiceMaster scholarship for contributions to the health care industry.

Mr. Ehrlich’s experience in venture capital investing, including his knowledge of corporate finance and the capital markets; his experience in the life science industry including his experience on the board of directors of medical technology start-up companies that have transitioned into commercial entities; his licensing and business development experience; and his in-depth understanding of our company through the six and a half years that he has served on our board of directors, give Mr. Ehrlich the appropriate and valuable qualifications to serve as a member of our board of directors.

Charles W. Federico

Mr. Federico has served as one of our directors since June 2007. He is also chairman of the compensation committee and a member of the audit committee. Mr. Federico also currently serves on the board of directors of Mako Surgical Corporation (NASDAQ: MAKO) and SRI/Surgical Express, Inc. (NASDAQ: STRC). Mr. Federico also sits on the board of trustees of the Orthopaedic Research and Education Foundation, and previously was a Founding Trustee and board member of the American Sports Medicine Institute.

Mr. Federico previously served as a director of Power Medical Interventions, Inc. until December 2009 and as a director of Orthofix International N.V. (NASDAQ: OFIX) until June 2010, where he also served as President from 1996 to 2001 and as President and Chief Executive Officer from 2001 to 2007. From 1985 to 1996, Mr. Federico was employed by Smith & Nephew Endoscopy (formerly Dyonics, Inc.), initially as General Manager and subsequently as President. From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager. Previously in his career, he held management and marketing positions with General Foods Corporation, Air Products Corporation, Puritan Bennett Corporation and LSE Corporation.

Mr. Federico’s long-time and diverse experience in senior executive roles in the orthopedic/medical device industries, and in particular his broad experience in commercial operations, sales and marketing, give him the appropriate and valuable qualifications to serve as a member of our board of directors. This experience is especially valuable as we make extensive operational decisions and builds our sales and marketing infrastructure as we prepare for proposed commercial activities surrounding the anticipated regulatory approval and commercial launch of Augment TM Bone Graft (“Augment”) in the United States later in 2011.

Gary E. Friedlaender, M.D.

Dr. Friedlaender has served as one of our directors since September 2006 and served as chairman of our orthopedic scientific advisory board since July 2001. He is also a member of the compensation and nominating & governance committees. Since 1986, Dr. Friedlaender has served as the Chief of the Department of Orthopedics and Rehabilitation at Yale-New Haven Hospital and as Professor and Chair of Orthopedics and Rehabilitation at the Yale University School of Medicine. In addition, he currently serves as the President of the American Orthopaedics Association.

Dr. Friedlaender holds an M.D. from the University of Michigan Medical School in Ann Arbor. Dr. Friedlaender completed his general surgery internship and residency at the University of Michigan Medical Center, and his orthopedic residency at the Yale-New Haven Hospital and Newington Children’s Hospital in Newington, CT. He then completed a fellowship in musculoskeletal oncology at Massachusetts General Hospital in Boston, MA. During active duty in the U.S. Navy, he was Director of the Naval Medical Research Institute’s Tissue Bank Division in Bethesda, MD, and has since served on various medical advisory committees for the National Institutes of Health. Dr. Friedlaender has received several research grants and written numerous articles related to orthopedic reconstruction, oncology and bone grafting.

Dr. Friedlaender’s extensive medical expertise as an orthopedic surgeon, including his experience in research and clinical development, provides valuable scientific and technical expertise to our board of directors, and gives him the appropriate and valuable qualifications to serve as a member of our board of directors. Dr. Friedlaender’s experience has provided unique insights for our board of director’s evaluation of technologies, as well as product development and marketing strategies, from the perspective of the ultimate consumer of our products.

James G. Murphy

Mr. Murphy has served as one of our directors since September 2005. He is also chairman of the audit committee and a member of the nominating & governance committee. Mr. Murphy is currently the Vice President of Finance of NMS Labs, Inc., a privately held medical reference laboratory company specializing in forensic toxicology testing. NMS Labs, Inc. is considered a leader in the specialty area of esoteric laboratory testing in the United States. He is responsible for all financial, accounting, reporting and administrative matters.

From March 1999 until February 2008, Mr. Murphy was the Senior Vice President, Finance and Administration, and Chief Financial Officer, of Immunicon Corporation (OTCBB: IMMCQ), a publicly-held medical device company specializing in the detection and analysis of rare cells. On June 11, 2008, Immunicon Corporation voluntarily commenced a case under Chapter 11 of the United States Code in the U.S. Bankruptcy Court, District of Delaware. Prior to Immunicon Corporation, Mr. Murphy’s extensive experience as a senior finance executive spanned over 20 years working with health-care and technology companies. He holds a B.S. in Accounting, cum laude, from Villanova University, and is a certified public accountant.

Mr. Murphy’s extensive experience as a chief financial officer in publicly and privately held companies provides valuable financial and audit expertise, particularly in light of Mr. Murphy’s role as chairperson of the audit committee of the board of directors. Mr. Murphy’s extensive knowledge of and expertise in analyzing and evaluating financial statements, overseeing the preparation and auditing of financial statements, and addressing complex accounting issues, as well as his in-depth knowledge of internal controls and procedures for financial reporting, and his experience in corporate finance, capital markets, and commercial operations, give him the appropriate and valuable qualifications to serve as a member of our board of directors. This experience is especially valuable as we make extensive accounting, operational and infrastructure decisions as we prepare for proposed commercial activities surrounding the anticipated regulatory approval and commercial launch of Augment in the United States.

Douglas G. Watson

Mr. Watson has served as one of our directors since 1999. He is also chairman of the nominating & governance committee and a member of the compensation committee. Mr. Watson is currently the Chief Executive Officer of Pittencrieff Glen Associates, a leadership and consulting firm that he founded in 1999. Prior to that, Mr. Watson served as President and Chief Executive Officer of Novartis Corporation (the U.S. subsidiary of Novartis A.G.), President and Chief Executive Officer of Ciba-Geigy Corporation (which merged into Novartis Corporation in December 1996), President of the Ciba Pharmaceuticals Division and Senior Vice President of Planning and Business Development of Ciba’s U.S. Pharmaceuticals Division. In all, Mr. Watson’s career with Novartis spanned 33 years, having joined Geigy (UK) Ltd. in 1966.

Mr. Watson currently serves as chairman of the board of OraSure Technologies, Inc. (NASDAQ: OSUR), a medical diagnostics company, and as a director of Delcath Systems, Inc. (NASDAQ: DCTH) and Dendreon Corporation (NASDAQ: DNDN). Prior board memberships have included Genta Incorporated (a biopharmaceutical company) (OTCBB: GNTA), Javelin Pharmaceuticals, Inc. (a pharmaceutical company), Englehard Corporation (a surface and materials science company), Summit Bank Corporation, Novartis Corporation and Bionor Immuno AS. Mr. Watson holds an M.A. degree in pure mathematics from Churchill College, Cambridge University and is a member of the Chartered Institute of Management Accountants.

Mr. Watson’s long-time and diverse experience in executive roles in fully commercialized pharmaceutical companies, and his service on the board of directors and board committees of other private and public companies, together with his accounting background and financial expertise, give him the appropriate and valuable qualifications to serve as a member of our board of directors. This experience is especially valuable as we make extensive accounting, operational and infrastructure decisions as we prepare for proposed commercial activities surrounding the anticipated regulatory approval and commercial launch of Augment in the United States later in 2011.

Executive Officers

Set forth below is the name, age and position of each of our executive officers:

Name	Age	Position
Samuel E. Lynch, D.M.D., D.M.Sc.	51	President, Chief Executive Officer and Director
Larry Bullock	55	Chief Financial Officer
Earl M. Douglas, Esq.	48	Vice President and General Counsel
Russ Pagano, Ph.D.	45	Vice President, Regulatory and Clinical Affairs

Samuel E. Lynch, D.M.D., D.M.Sc.

See “Directors of the Company” for Dr. Lynch’s biographical information.

Larry Bullock

Mr. Bullock joined BioMimetic in January 2004 as our Chief Financial Officer. From January 1996 to February 2003, Mr. Bullock served as Chief Financial Officer of Ribozyme Pharmaceuticals Inc. (now called Sirna Therapeutics Inc., a division of Merck & Co., Inc.) and as Chief Financial Officer of La Jolla Pharmaceutical Company for five years prior to joining Sirna. He led both companies through their private to public transitions, completing private and initial public offerings and building the public reporting team. Mr. Bullock received his M.B.A. from the University of Utah and his B.A. from Indiana University.

Earl M. Douglas, Esq.

Mr. Douglas joined BioMimetic in May 2005 as our Vice President and General Counsel. Mr. Douglas has been a practicing attorney for approximately 25 years, and has a strong background in intellectual property law. From January 2003 to April 2005 Mr. Douglas was self-employed as a legal consultant and completed projects for Smith & Nephew, Inc. and InterWest Partners, LP. Mr. Douglas served as Vice President and General Counsel of Spinal Dynamics Corporation (which was acquired by Medtronic, Inc.) from December 2001 to December 2002 and as Chief Patent Counsel from October 2000 to December 2001. Mr. Douglas was an intellectual property attorney for Smith & Nephew, Inc. from July 1995 to October 2000. Mr. Douglas received his J.D. from Columbia University and his S.B. in chemical engineering from the Massachusetts Institute of Technology.

Russ Pagano, Ph.D.

Dr. Pagano joined BioMimetic in May 2007 as our Vice President, Regulatory and Clinical Affairs. Prior to joining our company, from 2001 through 2007, he was Executive Vice President and Regulatory Advisor at M Squared Associates, a consulting firm in Washington, D.C., where he served as a regulatory consultant to our company and numerous other companies and helped prepare Pre-Market Approval (“PMA”) applications for filing as well as provided panel preparation services. Prior to that, from 1994 through 2001, Dr. Pagano was employed by the FDA. He served as a scientific reviewer in the Office of Device Evaluation from 1994 through 1997, FDA chief of the Restorative Devices Branch from 1997 through 2000 and FDA chief of the Pacing, Defibrillators and Leads Branch from 2000 through 2001. Dr. Pagano received his Ph.D. from Duke University.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of 10% or more of our common stock to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of the copies of such forms furnished to us, or written representations that no Forms 3, 4 or 5 were required, we believe that each of our executive officers, directors and beneficial owners of 10% or more of our common stock complied with these reporting requirements in 2010, except that a Form 4 was filed late reporting Earl M. Douglas’ purchase of shares of our common stock pursuant to a January 2010 exercise of stock options.

Code of Conduct and Ethics

It is our policy to conduct our affairs in accordance with all applicable laws, rules and regulations of the jurisdictions in which we do business. We have adopted a code of business conduct and ethics with policies and procedures that apply to all associates (all employees are encompassed by this term, including associates who are officers) and directors, including our chief executive officer, chief financial officer, director of finance, and persons performing similar functions.

We have made the code of business conduct and ethics available on our website at www.biomimetics.com. A copy of the code of business conduct and ethics will be provided to any person, without charge, upon written request to: Investor Relations, BioMimetic Therapeutics, Inc., 389 Nichol Mill Lane, Franklin, Tennessee 37067. If any substantive amendments to the code of business conduct and ethics are made or any waivers are granted, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Questions regarding the policies in the code of business conduct and ethics may be directed to our general counsel or corporate secretary by mail to our corporate headquarters at the above address. In addition, stockholders or interested parties who have concerns relating to our accounting, internal controls or auditing matters may alternatively submit the information to the audit committee through an ethics hotline at 888-475-8376. Communications submitted through the ethics hotline are confidential, and can be anonymous if desired.

Audit Committee

We have a separately designated standing audit committee established in accordance with the requirements of the Exchange Act and the Listing Rules of the NASDAQ Stock Market. The members of our audit committee are James G. Murphy, Larry W. Papasan and Charles W. Federico. Mr. Murphy is the chairman of the committee. The audit committee’s responsibilities are set forth in a written charter that has been adopted by the Company’s board of directors, a copy of which is available on our website at www.biomimetics.com.

The audit committee’s charter provides that the audit committee shall consist of not less than three directors, all of whom shall be “independent” as defined under all applicable rules and regulations, including the requirements of applicable Listing Rules of the NASDAQ Stock Market and Rule 10A-3 promulgated under the Exchange Act. The Listing Rules of the NASDAQ Stock Market also provide that members of a listed company’s audit committee may not have participated in the preparations of the listed company’s financial statements or of any current subsidiary of the listed company at any time during the three years preceding the participation of the director on the audit committee, and all members of a listed company’s audit committee must be able to read and understand fundamental financial statements, including the balance sheet, income statement and statement of cash flows. In addition, under the Listing Rules of the NASDAQ Stock Market, each listed company must certify that it has, and will continue to have, at least one audit committee member who has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background which results in the individual’s financial sophistication, including having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The audit committee charter provides that all members of the audit committee must comply with all financial literacy requirements of the Listing Rules of the NASDAQ Stock Market.

The rules and regulations of the SEC require us to disclose whether we have an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our board of directors has determined that Mr. Murphy is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and that he is financially sophisticated as defined under the Listing Rules of the NASDAQ Stock Market.

Our board of directors has determined that Messrs. Murphy, Papasan and Federico are independent and eligible to serve on our audit committee as defined in the Listing Rules of the NASDAQ Stock Market and Rule 10A-3 promulgated under the Exchange Act. In addition, our board of directors has determined that all of the members of the audit committee meet the financial literacy requirements of the Listing Rules of the NASDAQ Stock Market.

As described more fully in its charter, the primary responsibilities of the audit committee consist of assisting the board of directors in its oversight function by:

•	overseeing the integrity of our accounting policies and practices, our financial reporting processes and audits of our financial statements;
•	ensuring compliance with effective internal controls, disclosure controls and risk assessment procedures;
•	ensuring compliance with legal and regulatory requirements;
•	approving the appointment, compensation, retention and oversight of the work of our independent auditors, Ernst & Young LLP, including the review of problems, difficulties or disagreements, if any, between management and the auditors regarding financial reporting, as well as evaluating the auditors’ qualifications, independence and performance;
•	reviewing and approving any related party transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act;
•	reviewing all Forms 10-K and Forms 10-Q, prior to their filing with the SEC, and reviewing the corresponding chief executive officer and chief financial officer certifications of these reports; and
•	preparing an audit committee report for inclusion in our proxy statement.

The audit committee meets at least four times annually, or more frequently as circumstances dictate. Each regularly scheduled meeting will conclude with an executive session of the committee absent members of management. In addition, the committee may meet with the independent auditor, at such times as the committee deems appropriate, to review the independent auditor’s examination and management report. The audit committee held eight meetings in 2010.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis contains statements regarding future performance targets and goals for our executive officers. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results of operations or other guidance. We specifically caution investors not to apply these statements to any other context. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Introduction

The compensation committee of our board of directors is presently comprised of three independent members of our board of directors and is responsible for developing, establishing and/or making recommendations to the full board of directors concerning compensation paid to the chief executive officer. In addition, after considering the recommendations of the chief executive officer, the compensation committee will recommend to the full board of directors compensation for our other executive officers. The compensation committee is also responsible for administering all aspects of our executive compensation program and overseeing our risk assessment of our compensation policies and practices for all employees.

The compensation committee meets outside the presence of the executive officers to consider appropriate compensation for the Chief Executive Officer. For the Chief Financial Officer and each of the other most highly compensated executive officers, as of the end of the last fiscal year, the compensation committee meets outside the presence of the executive officers except the Chief Executive Officer.

Executive Compensation Philosophy

The primary objectives of our executive compensation programs are to attract and retain the best possible executive talent, to tie annual and long-term cash and stock incentives to achievement of measurable corporate, business unit and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the compensation committee seeks to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to the achievement of key strategic goals.

Although AugmentTM Bone Graft (“Augment”), received regulatory approval by Health Canada in 2009 and is currently marketed in Canada, the Canadian market remains limited and we do not expect significant revenues from sales of Augment in Canada. Therefore, in evaluating our executive compensation program as part of our annual year-end review in late 2010, the compensation committee placed a greater emphasis on operational and/or strategic metrics. The only financial metric prior to the anticipated FDA regulatory approval of Augment that the compensation committee used in setting executive compensation related to cash management and raising capital.

In evaluating our executive compensation program, the compensation committee conducted its annual review of the aggregate level of executive compensation, as well as the mix of elements used to compensate the executive officers. During this review, the compensation committee relied, in part, upon publicly available compensation data and third-party industry compensation surveys for companies in the biotechnology, medical technology and healthcare industries. We believe that the practices of this group of companies provide important comparative information for the compensation committee’s review because these companies are similar in size and stage of development, are in comparable industries and tend to compete with us for executives and other employees. The compensation committee also considered each executive’s job performance, the chief executive officer’s recommendations, and each executive’s achievement of the corporate, business unit and individual performance goals.

This information and the resulting conclusions were used by the compensation committee to establish cash and equity compensation for the executive officers.

In conducting the annual year-end review of executive compensation in late 2010, the compensation committee considered the following sources of industry data:

•	Data from a salary survey performed by a third-party industry data provider (“Salary Survey”) in which we participate. The compensation committee considered the Salary Survey compensation data for companies with 50 to 149 employees, which included 85 public and private biotechnology companies.
•	Data from a third-party salary database (“Salary Database”), including their “Executive Pay in Medical Device Industry” and “Executive Pay in Biopharmaceutical Industry” databases.
•	Executive salary data gathered by us for 25 public companies (“Peer Group”) which we view as our peers. The Peer Group data consisted of 2009 executive compensation data retrieved from 2010 proxy statements. In general, the Peer Group companies were selected because they operate in the biotechnology or medical technology industries and are of similar size, market cap and stage of development as our company. The Peer Group included the following companies:

• ABIOMED, Inc.	• Kensey Nash Corporation
• Accuray Incorporated	• Lexicon Pharmaceuticals, Inc.
• Akorn, Inc.	• MAKO Surgical Corporation
• Allos Therapeutics, Inc.	• OPKO Health, Inc.
• Alnylam Pharmaceuticals, Inc.	• OraSure Technologies, Inc.
• AngioDynamics, Inc.	• Orthofix International N.V.
• ArthroCare Corporation	• Osiris Therapeutics, Inc.
• Cadence Pharmaceuticals, Inc.	• Pain Therapeutics, Inc.
• Cyberonics, Inc.	• Rigel Pharmaceuticals, Inc.
• DexCom, Inc.	• Symmetry Medical, Inc.
• Enzon Pharmaceuticals, Inc.	• Targacept, Inc.
• Geron Corporation	• Wright Medical Group, Inc.
• ImmunoGen, Inc.

In reviewing these data, the compensation committee considered the average compensation for positions similar to those held by our executive officers. The compensation committee reviewed each executive’s current base salary and total cash compensation as compared to the averages reflected by the Salary Survey, the Salary Database, and the Peer Group analysis. In addition, the compensation committee considered an equity analysis summarizing each executive’s: (1) total number of options previously awarded; and (2) the percentage of options that have already vested.

The compensation committee generally sets executive compensation targets for cash and equity-based compensation at or near the 50th percentile of the Peer Group companies through a combination of fixed and variable compensation. The executive compensation program supports the compensation committee’s “pay for performance” philosophy by targeting fixed compensation (base salary) at or near the 50th percentile of the comparable companies, and targeting variable compensation (annual discretionary cash bonus awards) at the 50th percentile, with the opportunity to earn above the 50th percentile when warranted by performance. These ranges of compensation targets are a guideline, not a rule, for setting and adjusting compensation programs. While the compensation committee attempts to base compensation decisions on the most recent market data available, it also recognizes the importance of flexibility, and may go above or below the targeted ranges for any individual or for any specific element of compensation. Individual executive compensation may be above or below the stated philosophy based on considerations such as individual performance, experience, history and scope of position and current market conditions. In addition, when a market adjustment is warranted in order to bring an executive’s compensation in line with the compensation committee’s philosophy, it may be appropriate in some cases to utilize a multi-year program (with possible mid-year adjustments) that seeks to achieve this goal over some period of time.

In addition to comparable company data, the compensation committee also discussed the impact that the current economic conditions should have, if any, on the committee’s executive compensation decisions. The compensation committee concluded that it would consider cost of living as a component in its 2011 base salary increases, and that the magnitude of the cost of living component would reflect the current economic conditions.

To continue to encourage good corporate governance principles within our executive compensation program, the compensation committee has determined that it will implement a policy to recapture, or “claw-back,” an executive officer’s compensation received if it was based on the achievement of a corporate financial goal that is deemed erroneous and later restated in our financial statements. The Dodd-Frank Act, which was signed into law in July 2010, requires companies to adopt such a policy. The Dodd-Frank Act mandates that the SEC issue rules implementing the claw-back requirements. The compensation committee will adopt a formal claw-back policy after the SEC promulgates the final rules. Adoption of a formal policy after the final rules are promulgated would be prudent and efficient to ensure that the compensation committee adopts a policy in proper form and fully compliant with the law and rules, rather than implementing a policy that may require amendment when the final rules are promulgated. Until that time, the compensation committee has instructed us to include in all 2011 incentive award agreements for executive officers a provision acknowledging that such awards are subject to the claw-back policy to be adopted.

Corporate Goals

Corporate operational and financial goals are set each year by our management and approved by our board of directors. The business unit (or “departmental”) and individual goals vary depending on the individual executive, but generally relate to strategic factors, such as our pre-clinical and clinical development, regulatory approval of our product candidates, management of our manufacturing operations to meet cost targets and demand levels for our product and product candidates, and protection of our intellectual property. In addition, certain goals also relate to financial factors, such as implementing financial controls, financial reporting, controlling and effectively managing corporate assets, including cash and investments, and raising capital. For the chief executive officer, the overall corporate goals are used as his individual performance goals.

Business unit and individual goals for each executive are set by the chief executive officer and that executive, with the oversight and approval of the board of directors, during the fourth quarter of each year as part of our annual budgeting process. The level of achievement of the corporate, business unit and individual performance goals is assessed by the chief executive officer and other executives on an ongoing basis throughout the year. That assessment, and an assessment of each executive’s contribution to achieving the corporate goals, is finalized at the end of the year as part of each executive’s individual evaluation and compensation review process.

The compensation committee evaluates our executive officers’ accomplishments with respect to the corporate goals in light of the level of achievement of those goals while considering mitigating factors with respect to goals that were not fully achieved. As a general rule, circumstances that change over time may impede management’s ability to achieve its goals under the bonus plan. However, such changed circumstances are relevant only when the failure to achieve the stated goals was a result of an external factor beyond management’s direct control (e.g. external factors that could not have been anticipated when the performance goals and targets were set). This is in contrast to a failure to achieve the stated goals due to a direct failure by the executives. We believe that such a practical and flexible approach is important to preserve the usefulness of the bonus plan as both a retention tool and a tool to incentivize management. The compensation committee allows for flexibility in the administration of the plan as a way to mitigate against potentially incentivizing employees to take unnecessary and excessive risks which could have a material adverse effect on our company.

The corporate goals for 2010 upon which our executives were evaluated in general included, among others, the following:

•	successfully address all questions from the FDA on the pre-clinical and clinical modules of our PMA application for the marketing of Augment in the United States;

•	achieve FDA Advisory Panel recommendation for approval to market Augment in the United States;
•	submit filing for European Union (“EU”) approval of Augment;
•	successfully launch and market Augment in Canada, which received regulatory approval by Health Canada in late 2009;
•	complete the commercial infrastructure for the commercial launch of Augment in the United States upon anticipated FDA approval;
•	initiate enrollment in a pilot clinical trial for AugmentTM Rotator Cuff Graft (“Augment Rotator Cuff”); and
•	achieve regulatory approval of an Investigational Device Exemption (“IDE”) to initiate patient enrollment in a pivotal study for AugmentTM Injectable Bone Graft (“Augment Injectable”) in the United States.

In addition, the compensation committee considered goals relating to certain other product development programs, maintaining a certain level of cash and investments reserves, and maintaining compliance with the requirements of certain quality systems and Sarbanes-Oxley laws and regulations. The 2010 goals were aggressive and set at challenging levels such that attainment of executive target bonuses was not assured at the time they were set and would require a high level of effort and execution on the part of the executive officers in order to receive a maximum bonus payout.

The compensation committee determined that we achieved 73% of our 2010 corporate goals, and that number is used in calculating the 2010 discretionary cash bonuses for our executive officers under our incentive bonus plan. See “Compensation Components — Annual Discretionary Cash Bonus” for more information.

The corporate goals for 2011 upon which our executives will be evaluated in general include, among others, the following:

•	achieve FDA regulatory approval to market Augment in the United States;
•	complete the commercial infrastructure for the commercial launch of Augment in the United States upon anticipated FDA approval;
•	successfully launch and market Augment in the United States upon anticipated FDA approval, using an organization of a sales management team, independent sales agents and company-employed sales representatives and product specialists, while achieving a certain average monthly sales target;
•	achieve European regulatory approval of Augment, or positive 180-day review, as applicable;
•	complete enrollment in a North American pivotal clinical trial for Augment Injectable; and
•	complete enrollment in a pilot clinical trial for Augment Rotator Cuff.

In addition, the compensation committee will consider goals relating to certain other product development programs, maintaining a certain level of cash and investments reserves, and maintaining compliance with the requirements of certain quality systems and Sarbanes-Oxley laws and regulations. The 2011 goals are aggressive and set at challenging levels such that attainment of executive target bonuses is not assured and requires a high level of effort and execution on the part of the executive officers in order to receive a maximum bonus payout.

Compensation Components

Executive compensation includes the following elements:

•	base salary;
•	annual discretionary cash bonus, and
•	long-term incentives, including an annual discretionary equity award.

Each of these elements of compensation was selected because it is customary for companies of similar size and stage of development operating within comparable industries to include these elements in their executive compensation programs in order to be competitive and to attract and retain highly qualified executives. Both the compensation committee and our board of directors have determined that each of these elements is an important component of executive compensation and provides us with the ability to make compensation determinations based on each individual’s contribution.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. The base salaries are reviewed annually and adjusted from time to time in order to realign salaries with market levels, after taking into account individual responsibilities, performance and experience.

The adjustments to increase the executive officers’ base salaries for 2011 were based on three components.

•	Cost of living increases. The compensation committee determined that adjustments to base salaries for increases in the cost of living (“COL”) would be limited to 2.7%, which was the rise in the consumer price index in 2010, and is reflective of the current economic conditions.
•	Merit increases. The compensation committee reviewed the chief executive officer’s recommendation for each executive officer’s base salary. Appropriate merit increases were determined based on each executive’s individual performance in 2010 as reflected in the chief executive officer’s scoring of each executive’s evaluation. Merit increases for the named executive officers were 2.3%.
•	Market adjustments. The compensation committee reviewed each executive officer’s compensation relative to the comparative data discussed above in “Executive Compensation Philosophy.” Additionally, each executive officer’s tenure with our company and the relative experience in their field were considered when determining market adjustments. As a result, the compensation committee determined that market adjustments would be made to the 2011 base salaries for the Chief Financial Officer, the General Counsel and the Vice President of Clinical & Regulatory Affairs to bring their compensation in line with comparable market data. Market adjustments for these executive officers ranged from 1.4% to 8.7%.

Annual Discretionary Cash Bonus

The compensation committee has the authority to award discretionary annual cash bonuses to our executive officers according to an annual incentive bonus plan. The annual cash bonuses are intended to compensate the executives for achieving the corporate operational and financial goals, as well as the individual annual performance goals, which are discussed in “Corporate Goals.”

The annual incentive bonus plan provides for a cash bonus and is dependent upon the level of achievement of the stated corporate goals and individual performance goals. The annual discretionary cash bonus is calculated as a percentage of the executive’s base salary, with higher ranked executives being compensated at a higher percentage of base salary. The bonus is ordinarily paid in a single installment in the first quarter following the completion of a given fiscal year. The compensation committee approves the annual bonus award for the chief executive officer. For each officer below the chief executive officer level, the compensation committee approves the bonus award based on the chief executive officer’s performance assessment of each executive, taking into account the executive’s contribution to achieving the corporate goals, the extent to which the executive achieved his personal or departmental goals, an assessment of the executive’s overall management and leadership competencies, and any significant achievements of the executive during the year that were not contemplated by or reflected in either the corporate goals or the executive’s personal or departmental goals.

In 2010, the bonuses for executives (other than the Chief Executive Officer) were calculated as follows: 50% of the bonus for each executive officer was based upon the level of achievement of the corporate goals and 50% of the bonus was based upon the level of achievement of the executive officer’s personal or departmental goals. In order to promote a greater focus on achieving corporate goals, the compensation committee decided that 2011 bonuses for executive officers (other than the Chief Executive Officer) would be determined as follows: 75% of the bonus for each executive officer will be based upon the level of achievement of the corporate goals and 25% of the bonus will be based upon the level of achievement of the executive officer’s personal or departmental goals. The compensation committee determined that the 2010 and 2011 bonus for the Chief Executive Officer should be based 100% upon the achievement of the corporate goals.

For 2010, the target bonus awards (as a percentage of base salary) were as follows: Chief Executive Officer, 50%; and Senior Vice President, Vice President, Chief Financial Officer and General Counsel, 30%. The compensation committee will review annual discretionary cash bonus awards on a regular basis to ensure that they are at competitive levels for comparable companies. Depending on the achievement of the predetermined targets, as well as any special circumstances such as significant unanticipated achievements, the annual bonus may be less than or greater than the target bonus.

Long-Term Incentives

We believe that long-term performance can be positively impacted through an ownership culture, and that equity compensation encourages such long-term performance and participation by the executive officers through the use of stock and stock-based awards. Our stock compensation plans have been established to provide certain of our employees, including the executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals, and regularly reviews the equity analysis for each executive, and seeks to grant annual awards, and mid-year awards when appropriate, with an annual aggregate value at competitive levels for comparable companies.

The specific provisions of our long-term incentive compensation plans are as follows:

2001 Long-Term Stock Incentive Plan.  Our 2001 long-term stock incentive plan (the “stock incentive plan”) was adopted by the board of directors in 2001. The stock incentive plan provides for the grant of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), stock units, restricted stock, restricted stock units, performance units, performance shares awards and other equity-based interests.

In accordance with the terms of the stock incentive plan, our board of directors has authorized the compensation committee to administer the stock incentive plan. In accordance with the provisions of the stock incentive plan, the compensation committee selects the recipients of awards and determines:

•	the number of shares of common stock covered by options or SARs and the dates upon which the options or SARs become exercisable;
•	the exercise price of options or SARs;
•	the duration of options or SARs;
•	the method of payment of the exercise price; and
•	the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms, conditions, restrictions and contingencies of such awards, including whether such awards are intended to be “performance-based compensation” as that term is used in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Upon the occurrence of a corporate transaction under the stock incentive plan (including without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the compensation committee may adjust any award under the stock incentive plan to preserve the benefits or potential benefits of the awards.

Historically, our executive officers’ long-term incentive compensation under the stock incentive plan has consisted only of stock options granted, including ISOs and/or NQSOs. The stock options for our executives are granted by the board of directors at regularly scheduled meetings. The exercise price is determined at the time the award is granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any award granted pursuant to the stock incentive plan is 10 years from the date of grant. Each executive officer is initially provided with an option grant when they join us based upon their job position and their relevant prior experience. In general, stock option awards granted under the stock incentive plan vest 25% per year over a four-year period as an incentive to retain our executives. The stock incentive plan currently provides that upon a change in control all outstanding ISO awards held by any qualified employee may, under certain circumstances, be accelerated and exercisable immediately. Upon a change in control, the vesting percentage of an employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years, and 100% vested if employed three or more years.

In addition to the initial option grants, the compensation committee recommends and the board of directors grants additional options to retain executives in connection with the achievement of corporate goals and strong individual performance. Options are granted based on a combination of individual contributions to our company and on general corporate achievements, including clinical trial enrollment, product development, regulatory approval and corporate financing. Additional option grants are not communicated to executives in advance.

The compensation committee has established target annual stock option grants at 85,000 options for the chief executive officer and 35,000 options for the other executive officers. These targets were previously set based on a valuation of our stock options in order to achieve comparable equity compensation with comparative company data. Depending on the achievement of their personal or departmental goals, as well as the chief executive officer’s performance assessment of each executive as described in “Annual Discretionary Cash Bonus” above, the annual stock option award may be less than or greater than the established target.

The compensation committee evaluated an annual option award for the chief executive officer, and also reviewed the chief executive officer’s recommendations for annual option awards for the remaining executive officers. In considering the option awards, the compensation committee considered a review of competitive compensation data, its assessment of individual performance, a stock price comparison analysis, a review of each executive’s existing long-term incentives, and retention considerations. These factors, together with the level of attainment of the corporate and individual goals, were considered in determining the appropriate stock option awards to be allocated to the executives, as well as the percentage between cash and stock option compensation awarded to each executive. In evaluating the annual option awards, the compensation committee also considers the option awards together with the base salary adjustments (discussed in “Base Salary” above) and the annual bonuses (discussed in “Annual Discretionary Cash Bonus” above) to achieve an overall level of compensation that the committee deems appropriate.

The stock incentive plan includes an “evergreen” provision that allows for an automatic increase to the aggregate pool of stock options available under the plan to occur on January 1st of each year. Under this evergreen provision, each year the aggregate pool of stock reserved for issuance under the stock incentive plan will automatically increase to the lesser of 17% of the then outstanding capital stock, or a stated number of shares as an evergreen cap, or a lesser amount set by the board of directors. As of January 1, 2011, a total of 6,019,723 shares of common stock have been authorized by the board of directors for issuance under the options plan, and there were 27,925,984 shares of common stock outstanding and entitled to vote. In accordance with the evergreen provision, the authorized aggregate pool of stock reserved for issuance under the stock incentive plan would be at least 4,747,417 shares of common stock. Therefore, the evergreen provision calculated on January 1, 2011 did not result in a change in the aggregate pool of common stock reserved for issuance under the stock incentive plan.

2005 Employee Stock Purchase Plan.  In September 2005, we and our stockholders approved the 2005 employee stock purchase plan (the “purchase plan”) effective upon completion of our initial public offering in May 2006. In November 2006, our board of directors amended the purchase plan to expand the employees eligible to participate in the plan and to clarify the offering periods. The purchase plan provides our employees and those of our subsidiaries with an opportunity to purchase shares of our common stock directly from us at a discount to the market price. The purchase plan will terminate in 2015 unless sooner terminated by us. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code.

The maximum number of shares of common stock which may be made available for sale under the purchase plan is 200,000 shares, subject to adjustment in the event of changes in our capitalization, dissolution, liquidation or merger or sale of all or substantially all of our assets.

Any person who is employed by us or our subsidiaries for at least six months prior to the first trading day of each offering period is eligible to participate in the purchase plan; provided, that no employee will be permitted to purchase stock:

•	if immediately after the grant, the employee would own stock and/or hold outstanding options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of our stock or of any subsidiary;
•	in an amount which exceeds $25,000 of fair market value of all stock purchased by such employee under all of our employee stock purchase plans for each calendar year in which the option is outstanding at any time; or
•	if the employee:
•	has been employed by us or our subsidiaries for less than six months;
•	is employed by us or our subsidiaries on a part-time basis (i.e., less than 20 hours per week); or
•	is a seasonal employee (i.e., employed by us or our subsidiaries for not more than five months in any calendar year).

The purchase plan is administered by our board of directors who may in turn delegate the authority to administer the plan to a committee.

The purchase plan employs a series of quarterly offering periods during which an option to acquire stock may be granted and exercised. The offering periods begin on January 1, April 1, July 1 and October 1 of each year. Notwithstanding the foregoing, the first offering period began on the first trading day following July 1, 2006.

Each eligible employee has the option to elect to have payroll deductions made on each pay date during the offering period in an amount not more than 15% of his or her compensation on each pay date during the offering period. At the commencement of each offering period, each eligible employee opting to participate during the offering period will be granted an option to purchase on the exercise date (the last day in the offering period on which national stock exchanges and NASDAQ are open for trading) of such specific offering period that number of shares of common stock determined by dividing the particular employee’s payroll deductions accrued prior to the exercise date and retained in the employee’s account by the applicable purchase price. The purchase price is 85% of the fair market value of a share of our common stock on the first trading day or the exercise date of the current offering period, whichever is lower.

Unless an employee withdraws from the purchase plan, his or her option for the purchase of shares will be exercised automatically on the exercise date and the maximum number of full shares subject to the option will be purchased for him or her at the applicable purchase price with the accumulated payroll deductions in his or her account.

An employee may choose to withdraw all, but not less than all, of the payroll deductions credited to his or her account and not yet used to exercise his or her option under the purchase plan at any time by giving written notice to us. An employee’s withdrawal of funds and from participation during an offering period will not have any effect upon his or her eligibility to participate in a succeeding offering period.

In the event of a proposed dissolution or liquidation, an offering period then in progress will be shortened and will terminate immediately prior to the consummation of the proposed liquidation or dissolution, unless provided otherwise by the board of directors. In the event of a proposed sale of all or substantially all of our assets, or a merger or consolidation with or into another corporation, the successor corporation will assume each option outstanding under the purchase plan or offer an equivalent substitution unless the board of directors determines to shorten the offering period then in progress by setting a new exercise date, in lieu of such assumption or substitution.

The board of directors has the authority to make adjustments to the number of shares reserved for the 2005 employee stock purchase plan or to the price per share covered by outstanding options, as may be necessary in the event of a merger or consolidation, or a reorganization, recapitalization, rights offering or other increase or reduction of shares of our outstanding common stock.

401(k) Profit Sharing Plan.  Effective January 1, 2004, we began sponsoring the 401(k) Profit Sharing Plan & Trust (the “401(k) plan”), which is a defined contribution retirement plan covering substantially all our employees, subject to certain minimum age and service requirements. Participation in the 401(k) plan is optional. We provide matching contributions, which for plan years prior to 2011 was at the discretion of our board of directors. Effective in 2011, in order to bring the 401(k) plan within safe harbor provisions and eliminate the need for annual discrimination testing, the board amended the 401(k) plan so that our matching contribution is no longer discretionary. Our match generally consists of matching contributions in shares of our common stock valued at up to 4% of eligible employee compensation. Such matching contributions are generally awarded during the first quarter of each calendar year, but cover the previous calendar year just ended resulting in compensation expense recorded in that previous calendar year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the securities issuable under our 2001 long-term stock incentive plan, 2005 employee stock purchase plan and 401(k) profit sharing plan at April 21, 2011. We have no equity compensation plans that were not approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2001 Long-Term Stock Incentive Plan	3,030,683	$11.57	1,674,977
2005 Employee Stock Purchase Plan	N/A	N/A	106,474
Employee 401(k) Plan Company Match	N/A	N/A	41,344
Total	3,030,683	—	1,822,795

Other Compensation

Consistent with our compensation philosophy to attract and retain talent, we intend to continue to maintain competitive employee benefits and perquisites for all employees, including executive officers. The compensation committee in our discretion may revise, amend or add to the executive officers’ benefits and perquisites if deemed advisable in our judgment. We believe these benefits and perquisites are currently at competitive levels for comparable companies.

The summary compensation table set forth below discloses other compensation components as follows:

•	Automobile usage — Since we do not provide a company automobile to our executive officers, Dr. Lynch receives a perquisite of company-paid automobile expenses.
•	Health, dental, life and disability insurance premiums — In 2010, we paid 90% of the health premiums, 80% of dental and vision premiums and 100% of a base amount of life, accidental death and dismemberment and long-term disability premiums on behalf of each executive officer. Life insurance benefits are provided to the executives at the rate of two time’s annual base salary up to a limit of $400,000. Accidental death and dismemberment coverage also is provided to the executives, with coverage equal to the life insurance policy amount. Long-term disability coverage also is provided to the executive officers, with coverage equal to 60% of pre-disability earnings, limited to a maximum of $6,000 per month.
•	Health care contribution — In 2010, in addition to the health, dental, vision, life and disability insurance premiums described above, we contributed from $2,250 to $4,500 for each executive officer to their Health Savings Account.
•	Employee stock purchase plan discount — A discount is offered to all employees for the purchase of our common stock under the 2005 employee stock purchase plan.
•	Employee 401(k) matching — Effective January 1, 2004, we began sponsoring a defined contribution plan covering substantially all our employees fulfilling minimum age and service requirements. Participation in the plan is optional. For 2010, 2009 and 2008, we provided matching contributions in shares of our common stock of up to 4% of eligible employee compensation.

Considerations Specific to Chief Executive Officer Compensation

In reviewing our chief executive officer’s compensation, the compensation committee evaluated his job performance while also reviewing in detail the comparative data described in the paragraphs above.

In evaluating the chief executive officer’s performance, the compensation committee reviewed and assessed the performance of our company, as well as the chief executive officer’s individual performance and his management of our company with respect to achieving our corporate financial and operational goals for 2010, and the mitigating factors with respect to goals that were not fully achieved.

In addition to the factors considered by the compensation committee with regard to all executives, the compensation committee also considered a number of factors including, but not limited to, the chief executive officer’s long-term strategic plan and the implementation thereof, his management of our financial resources as well as our financial stability, his leadership skills, staff development and retention, and his interaction with our board of directors.

Adjustments to Executive Officer Compensation for 2011

Based upon the annual analysis of our executive compensation program as discussed in “Executive Compensation Philosophy,” “Corporate Goals,” and “Compensation Components” above, the adjustments to the executive officers’ base salaries, annual discretionary cash bonuses, and long-term incentives for 2011 are as follows:

Name	2010 Base Salary(1) ($)	COL Increase ($)	Merit Increase ($)	Market Adjustment ($)	2011 Base Salary(2) ($)	2010 Bonus(3) ($)	Option Awards(4) ($)
Samuel E. Lynch, D.M.D., D.M.Sc.	$435,960	$11,771	$10,269	$—	$458,000	$159,125	$676,600
Larry Bullock	255,000	6,885	5,865	10,250	278,000	65,000	318,400
Earl M. Douglas, Esq.	233,000	6,291	5,359	20,350	265,000	55,000	318,400
Russ Pagano, Ph.D.	225,500	6,243	5,187	3,070	240,000	50,000	278,600

(1)	Base salary as of December 31, 2010. Base salary does not include accrued vacation, holidays and sick days.

(2)	Base salary effective as of January 1, 2011, which includes increases over the 2010 base salary for cost of living, merit increases and market adjustments, as applicable.
(3)	The annual discretionary cash bonus plan provides a cash bonus, which is based on the achievement of stated corporate and personal goals. The 2010 bonus was paid in February 2011, but is included in compensation expense in our consolidated statement of operations for the year ended December 31, 2010 in accordance with U.S. generally accepted accounting principles. The 2010 bonus amount is therefore included in the figures contained in the “Bonus” column for 2010 in the “Summary Compensation Table” below.
(4)	The aggregate grant date fair value of option awards, which were awarded on January 19, 2011, was determined in compliance with Accounting Standards Codification (“ASC”) 718 which is more fully described in Note 15 (Stock-Based Compensation) of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the years ended December 31, 2010, 2009 and 2008 to the chief executive officer, chief financial officer and four other most highly compensated executive officers. These officers collectively referred to as our “named executive officers.” Except as provided in the summary compensation table below, none of the named executive officers received any compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Samuel E. Lynch, D.M.D., D.M.Sc. President and Chief Executive Officer	2010	$467,826	$160,125	$540,000	$21,705	$1,189,656
	2009	486,963	192,025	401,600	18,071	1,098,659
	2008	449,609	134,250	2,104,363	21,232	2,709,454
Larry Bullock Chief Financial Officer	2010	283,223	66,000	270,000	28,907	648,130
	2009	254,867	68,205	150,600	27,233	500,905
	2008	268,866	49,990	216,000	26,446	561,302
Earl M. Douglas, Esq. Vice President and General Counsel	2010	242,252	56,000	288,000	19,114	605,366
	2009	213,392	62,215	175,700	20,459	471,766
	2008	225,342	52,600	216,000	20,486	514,428
Russ Pagano, Ph.D. Vice President, Regulatory and Clinical Affairs	2010	227,819	51,000	394,250	23,826	696,895
	2009	212,090	58,290	175,700	26,804	472,884
	2008	217,148	43,612	86,400	29,051	376,211
Steven N. Hirsch Former Chief Operating Officer and Executive Vice President, Orthopedics(5)	2010	531,461	91,650	205,695	19,930	848,736
	2009	300,356	110,980	301,200	19,205	731,741
	2008	321,797	81,240	259,200	23,474	685,711

(1)	Salary includes base salary plus accrued vacation, holidays and sick days.
(2)	The annual discretionary cash bonus plan provides a cash bonus, which is based on the achievement of stated corporate and personal goals. In addition, each named executive officer received a $1,000 holiday bonus in 2010.
(3)	The aggregate grant date fair value of option awards, which were awarded in the specified year, was determined in compliance with ASC 718 and is more fully described in Note 15 (Stock-Based Compensation) of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011.
(4)	Includes all other compensation that we paid on behalf of the named executive officers, as described in tabular format below.

(5)	Mr. Hirsch served as our Chief Operating Officer & Executive Vice President until October 31, 2010. Included in the compensation totals for Mr. Hirsch is $253,414 in accrued salary and $6,330 accrued benefits pursuant to severance payments in accordance with his separation agreement and release dated September 29, 2010 (disclosed on Form 8-K filed with the SEC on September 30, 2010).

The following table sets forth all other compensation paid or accrued during the years ended December 31, 2010, 2009 and 2008.

Name	Year	Automobile Usage ($)	Health, Dental, Life & Disability Insurance Premiums ($)	Health Care Contribution ($)	ESPP Discount ($)	401(k) Contribution ($)	Total ($)
Samuel E. Lynch, D.M.D., D.M.Sc.	2010	$3,037	$8,983	$4,500	$5,185	$—	$21,705
	2009	2,296	12,525	3,250	—	—	18,071
	2008	3,903	14,079	3,250	—	—	21,232
Larry Bullock	2010	—	9,232	4,500	5,375	9,800	28,907
	2009	—	10,641	3,250	3,542	9,800	27,233
	2008	—	11,131	3,250	2,865	9,200	26,446
Earl M. Douglas, Esq	2010	—	3,737	2,250	3,327	9,800	19,114
	2009	—	4,792	2,297	3,570	9,800	20,459
	2008	—	5,428	3,250	2,608	9,200	20,486
Russ Pagano, Ph.D.	2010	—	8,983	4,500	543	9,800	23,826
	2009	—	12,525	3,250	1,229	9,800	26,804
	2008	—	14,079	3,250	2,522	9,200	29,051
Steven N. Hirsch(1)	2010	—	12,894	4,500	2,536	—	19,930
	2009	—	7,907	2,945	2,853	5,500	19,205
	2008	—	8,345	3,250	2,679	9,200	23,474

(1)	Mr. Hirsch served as our Chief Operating Officer & Executive Vice President until October 31, 2010.

Grants of Plan-Based Awards

The following table lists grants of plan-based awards to the named executive officers during the year ended December 31, 2010 and related total fair value compensation:

Name	Grant Date	All Other Option Awards: # of securities underlying options	Exercise Price of Option Award ($/share)	Grant Date Fair Value of Stock & Option Awards ($)(1)
Samuel E. Lynch, D.M.D., D.M.Sc	2/3/10	75,000	$11.97	$540,000
Larry Bullock	2/3/10	37,500	$11.97	$270,000
Earl M. Douglas, Esq.	2/3/10	40,000	$11.97	$288,000
Russ Pagano, Ph.D.	2/3/10	35,000	$11.97	$252,000
	9/2/10	25,000	$9.70	$142,250
Steven N. Hirsch(2)	2/3/10	60,000	$11.97	$112,770

(1)	The aggregate grant date fair value of stock and option awards was determined in compliance with ASC 718, and is more fully described in Note 15 (Stock-Based Compensation) of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011.

(2)	Mr. Hirsch served as our Chief Operating Officer & Executive Vice President until October 31, 2010.

Equity Incentive Awards Outstanding as of December 31, 2010

The following table sets forth information with respect to the named executive officers concerning equity awards as of December 31, 2010:

	Option Awards
	Number of securities underlying unexercised options at December 31, 2010			Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable	Unearned	($)
Samuel E. Lynch, D.M.D., D.M.Sc.	51,000	—	—	$3.47	12/1/14
	60,000	20,000	—	$12.59	1/16/17
	22,500	22,500	—	$14.41	2/7/18
	—	205,703	—	$13.88	2/27/18
	20,000	60,000	—	$8.54	2/26/19
	—	75,000	—	$11.97	2/3/20
Larry Bullock	112,500	—	—	$2.87	1/12/14
	20,250	6,750	—	$12.59	1/16/17
	12,500	12,500	—	$14.41	2/7/18
	7,500	22,500	—	$8.54	2/26/19
	—	37,500	—	$11.97	2/3/20
Earl M. Douglas, Esq.	22,500	7,500	—	$12.59	1/16/17
	7,500	2,500	—	$16.12	9/6/17
	12,500	12,500	—	$14.41	2/7/18
	8,750	26,250	—	$8.54	2/26/19
	—	40,000	—	$11.97	2/3/20
Russ Pagano, Ph.D.	75,000	25,000	—	$17.95	5/23/12
	5,000	5,000	—	$14.41	2/7/18
	8,750	26,250	—	$8.54	2/26/19
	—	35,000	—	$11.97	2/3/20
	—	25,000	—	$9.70	9/2/20
Steven N. Hirsch(1)	50,000	—	—	$12.59	4/30/11
	22,500	—	—	$14.41	4/30/11
	30,000	—	—	$8.54	4/30/11
	15,000	—	—	$11.97	4/30/11

(1)	Mr. Hirsch served as our Chief Operating Officer & Executive Vice President until October 31, 2010.

Aggregated Option Exercises in 2010

The following table lists the stock options exercised by the named executive officers during the year ended December 31, 2010.

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)
Samuel E. Lynch, D.M.D., D.M.Sc.	26,250	$243,338
Larry Bullock	37,500	292,125
Earl M. Douglas, Esq.	96,500	847,700
Russ Pagano, Ph.D.	—	—
Steven N. Hirsch(2)	244,023	2,485,376

(1)	The value realized on exercise is calculated by multiplying the number of shares exercised by the difference between the market price of the option awards at exercise and the exercise price of the options.
(2)	Mr. Hirsch served as our Chief Operating Officer & Executive Vice President until October 31, 2010.

Employment Agreements

Dr. Lynch.  Dr. Lynch’s employment agreement was entered into on July 17, 2009, superseding the previous agreement dated January 1, 2008, and continues through December 31, 2012 and will be automatically extended for additional one-year periods, unless either we or Dr. Lynch gives notice of non-extension at least 90 days prior to expiration. Dr. Lynch’s annual base salary was $458,000 as of March 31, 2011, subject to increase at the discretion and review of the board of directors according to the policies and practices we may adopt from time to time. Dr. Lynch’s employment agreement provides, among other things, that he will be eligible for a discretionary annual incentive cash bonus based upon the satisfactory performance of annual goals and as granted by the board of directors or compensation committee. A previous 2004 employment agreement provided for a grant of options to purchase 102,000 shares of our common stock, which have since vested. The previous 2008 employment agreement provided for options to acquire 1% of our common stock on a fully diluted basis as of January 1, 2008, or 205,703 shares, which will vest upon the earlier of our receipt of FDA approval of an orthopedic PDGF product or December 31, 2012. As of March 31, 2011, we have cumulatively granted to Dr. Lynch options to purchase a total of 860,203 shares of our common stock, including the options awarded with the 2004, 2008 and 2009 employment agreements and annual incentive awards. The options generally vest over four years at 25% per year, except for options granted in March 2001 (which 33% vested immediately with the remainder vesting over two years at 33% per year) and except for the options granted in 2004 and 2008 described above. All stock options granted to Dr. Lynch which are unexercised as of March 31, 2011 will expire ten years after their respective grant date.

Mr. Bullock.  Mr. Bullock’s employment agreement was entered into on July 17, 2009, superseding the previous agreement dated September 5, 2008, and continues through July 16, 2012. Mr. Bullock’s annual base salary was $278,000 as of March 31, 2011, and is subject to review each annual fiscal period and to increase according to the policies and practices we may adopt from time to time. Mr. Bullock’s employment agreement provides, among other things, that he will be eligible for a discretionary annual incentive bonus based on satisfactory performance of specific milestones set mutually by the chief executive officer and Mr. Bullock, and the chief executive officer’s evaluation of Mr. Bullock’s performance. As of March 31, 2011, we have cumulatively granted to Mr. Bullock options to purchase a total of 309,500 shares of our common stock. The options generally vest over four years at 25% per year, except for certain options granted in January 2004, of which 20% vested immediately and the remainder vested over four years at 20% per year. All stock options granted to Mr. Bullock which are unexercised as of March 31, 2011 will expire ten years after their respective grant date.

Mr. Douglas.  Mr. Douglas’ employment agreement was entered into on July 17, 2009, superseding the previous agreement dated May 31, 2005, and continues through July 16, 2012. Mr. Douglas’ annual base salary was $265,000 as of March 31, 2011, and is subject to review each annual fiscal period and to increase according to the policies and practices we may adopt from time to time. Mr. Douglas’ employment agreement provides, among other things, that he will be eligible for a discretionary annual incentive bonus based on satisfactory performance of specific milestones set mutually by the chief executive officer and Mr. Douglas, and the chief executive officer’s evaluation of Mr. Douglas. As of March 31, 2011, we have cumulatively granted to Mr. Douglas options to purchase a total of 285,000 shares of our common stock. The options generally vest over four years at 25% per year. All stock options granted to Mr. Douglas which are unexercised as of March 31, 2011 will expire ten years after their respective grant date.

Dr. Pagano.  Dr. Pagano’s employment agreement was entered into on July 17, 2009, superseding the previous agreement dated May 23, 2007 and continues through July 16, 2012. Dr. Pagano’s annual base salary was $240,000 as of March 31, 2011, and is subject to review each annual fiscal period and to increase according to the policies and practices we may adopt from time to time. Dr. Pagano’s employment agreement provides, among other things, that he will be eligible for a discretionary annual incentive bonus based on satisfactory performance of specific milestones set mutually by the chief executive officer and Dr. Pagano, and the chief executive officer’s evaluation of Dr. Pagano. As of March 31, 2011, we have cumulatively granted to Dr. Pagano options to purchase a total of 240,000 shares of our common stock. The options generally vest over four years at 25% per year. All stock options granted to Dr. Pagano which are unexercised as of March 31, 2011 will expire ten years after their respective grant date, except for options granted in May 2007 which will expire five years after the grant date.

Drs. Lynch and Pagano and Messrs. Bullock and Douglas are prohibited from disclosing non-public information relating to our company during the terms of their respective employment and for 36 months thereafter, and may not engage in certain competitive activities during the terms of their respective employment and for 12 months thereafter, including assisting another company, directly or indirectly, with developing or commercializing a competitive product. Each of Dr. Pagano and Messrs. Bullock and Douglas may not solicit any of our employees for a period of 12 months following the termination of each such person’s employment for any reason.

Potential Payments Upon Termination or Change in Control

Termination

Under the employment agreement for Messrs. Bullock and Douglas, and Dr. Pagano, if we terminate the executive’s employment without cause, or if the executive resigns his employment for good reason (including non-renewal of the executive’s employment agreement), the executive will be entitled to receive severance payments. Severance payments range from continuation of base salary for a period of six to nine months, and shall include a prorated bonus based on the previous year’s bonus payment for certain executives. The executive officers will each continue to receive benefits and perquisites for a period ranging from six to nine months. In addition, all of Mr. Bullock’s outstanding stock options, restricted stock, restricted stock units, and any other unvested equity incentives shall become fully exercisable and vested as of the date of termination and shall remain exercisable for their stated terms.

Under the employment agreement for Dr. Lynch, if we terminate his employment without cause or elect not to renew his employment agreement, or if Dr. Lynch resigns his employment for good reason, he will be entitled to receive certain severance benefits. The severance benefits shall include: (1) 150% of his base salary and most recent annual discretionary cash bonus award to be paid over a period of 18 months on the Company’s regular payroll dates; and (2) the reimbursement of the costs of his group medical insurance premiums for himself and his dependents for a period of 18 months following the termination date. Earned but unpaid base salary through the date of termination will be paid in a lump sum, and all outstanding stock options will become fully vested and exercisable as of the date of termination.

Mr. Hirsch’s separation agreement and release was entered into on September 29, 2010. The separation agreement and release identified October 31, 2010 as the termination date of Mr. Hirsch’s employment with our company. Mr. Hirsch’s annual base salary was $313,750 as of October 31, 2010. Mr. Hirsch’s separation agreement provided, among other things, that earned but unpaid salary and unreimbursed expenses through the last day of employment was to be paid in a lump sum within 30 days of the termination date. Certain severance benefits were provided, including twelve months base salary as in effect at the time of termination plus a cash bonus payment equal to 10/12 of the previous year’s annual discretionary cash bonus. In addition, vesting was accelerated by 12 months on the stock options held by Mr. Hirsch at October 31, 2010, and the expiration date of the stock option agreements dated 1/16/2007, 2/7/2008, 2/26/2009 and 2/3/2010 was extended to April 30, 2011. All other stock options which were unexercised at October 31, 2010 expired 90 days post-termination as provided in the applicable stock option agreements.

All executive officers’ entitlement to any severance benefits is conditioned upon the execution by our company and the executive officer of a mutual general release of claims. In addition, Dr. Lynch’s entitlement to any severance benefits is also conditioned upon his resignation from all of his positions with our company and our affiliates, other than his position as a member of our board of directors.

If the executive’s employment is terminated for cause, for a material breach of the employment agreement by the executive, or for expiration of the period of employment as a result of the executive giving notice of non-extension of the employment term, then earned but unpaid base salary will be paid to the executive on the termination date. No other payments will be made or benefits provided by us.

If the executive’s employment is terminated for disability (after the compensation provisions during the period of disability in accordance with the executive’s employment agreement have expired), the executive will be entitled to receive severance payments for a period of six months. In addition, all outstanding stock options will become fully vested and exercisable as of the date of termination by reasons of disability or death.

The following table sets forth an estimate of the benefits that our named executive officers would be entitled to receive if we had terminated the executive’s employment due to: disability, death, without cause (or elected not to renew the executive’s employment or if the executive resigned his employment for good reason) or for cause, each as of December 31, 2010 and that the price per share of our common stock is the closing market price as of December 31, 2010, except as expressly set forth below.

TERMINATION PAYMENTS

Name	Cash(1) ($)	Equity(2) ($)	Perquisites / Benefits(3) ($)	Total ($)
Samuel E. Lynch, D.M.D., D.M.Sc.
Employee disability	$217,980	$306,550	$—	$524,530
Employee death	—	306,550	—	306,550
Without cause termination	940,478	306,550	23,123	1,270,151
Termination for cause	—	—	—	—
Larry Bullock
Employee disability	127,500	121,718	—	249,218
Employee death	—	121,718	—	121,718
Without cause termination	258,455	121,718	21,361	401,534
Termination for cause	—	—	—	—
Earl M. Douglas, Esq.
Employee disability	116,500	139,225	—	255,725
Employee death	—	139,225	—	139,225
Without cause termination	235,965	—	14,562	250,527
Termination for cause	—	—	—	—
Russ Pagano, Ph.D.
Employee disability	112,750	209,750	—	322,500
Employee death	—	209,750	—	209,750
Without cause termination	112,750	—	17,469	130,219
Termination for cause	—	—	—	—
Steven N. Hirsch(4).	405,400	42,000	12,048	459,448

(1)	Cash payments include a continuation of salary (or lump-sum payment, as applicable) for a specified time period (or amount) and a cash incentive bonus (prorated based on the previous year’s bonus) if applicable.

(2)	Represents the aggregate value of the additional vesting (i.e., immediate and/or accelerated vesting) of in-the-money, unvested stock options held by the executive officer as of the termination date. The value of the additional vesting with respect to each unvested stock option was calculated by multiplying the number of shares to be vested immediately and/or accelerated by the difference between the closing sale price of the common stock on the termination date and the exercise price per share of the stock option.
(3)	Represents the premiums paid by the Company for health, life and disability insurance and similar employee benefits, calculated based on the assumptions used for financial reporting purposes and U.S. generally accepted accounting principles.
(4)	Mr. Hirsch served as the Company’s Chief Operating Officer & Executive Vice President until October 31, 2010. Payments for Mr. Hirsch are as of his actual termination date.

Change in Control

In March 2008, we amended our 2001 long-term stock incentive plan to provide that, upon a change in control, all outstanding incentive stock option awards held by a qualified employee may under certain circumstances be accelerated and exercisable immediately. If the qualified employee has been employed by us for three or more years at the time of the change in control, then 100% of the employee’s incentive stock options will vest. If the qualified employee has been employed by us for at least two years, but less than three years, at the time of the change in control, then 75% of the employee’s incentive stock options will vest. If the qualified employee has been employed by us for at least one year, but less than two years, at the time of the change in control, then 50% of the employee’s incentive stock options will vest. If the qualified employee has been employed by us for less than one year at the time of the change in control, then 25% of the employee’s incentive stock options will vest.

In the event there is a change in control during the term of Dr. Lynch’s employment agreement, all of his unvested stock options and restricted stock shall become fully vested and immediately exercisable on the date of such change in control. In addition, if within 12 months of the change in control we terminate Dr. Lynch’s employment without cause, we elect not to renew the employment agreement, or Dr. Lynch terminates his employment with good reason, we will be obligated to pay Dr. Lynch a lump sum payment equal to 150% of his annual base salary and most recent annual discretionary cash bonus award. In addition, if Dr. Lynch agrees not to solicit any of our then-current customers or employees for a period of 12 months following a termination or resignation due to a change in control, then we will be obligated to pay Dr. Lynch a lump sum payment equal to 12 months of his base salary plus an amount equal to 100% of his most recent annual bonus and incentive award.

In the event there is a change in control during the term of the employment agreements for Messrs. Bullock and Douglas, and Dr. Pagano, and we terminate the executive’s employment without cause, or if the executive resigns his employment for good reason (a “triggering event”), the executive will be entitled to receive a severance payment. Severance payments include 12 months of base salary, and for certain named executive officers will include a pro-rated cash bonus payment based on the previous year’s annual discretionary cash bonus payment. The executive officers will each continue to receive benefits and perquisites for a period of 12 months. Additionally, following a triggering event, all outstanding stock options, restricted stock, restricted stock units, and any other unvested equity incentives held by the executive officer shall become fully exercisable and vested as of the date of such change in control and shall remain exercisable for their stated terms.

A change in control under the named executive officers’ employment agreements will occur upon: (1) the consummation of a tender offer for the ownership of more than 50% of our outstanding voting securities; (2) a merger in which our stockholders prior to the merger own less than 50% of the voting securities of the surviving entity; (3) the sale of all or substantially all of our assets; or (4) a person acquiring more than 50% of our outstanding voting securities.

Director Compensation

The following table sets forth a summary of the compensation to non-employee directors that we paid or accrued during the year ended December 31, 2010:

Name	Fees earned or paid in cash ($)		Stock Awards ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Thorkil K. Christensen	$—		$—	$—	$—	$—
Christopher B. Ehrlich	—		—	—	—	—
Charles W. Federico	65,000		—	80,001	—	145,001
Gary E. Friedlaender, M.D.	61,000	(3)	—	80,001	58,118	199,119
James G. Murphy	62,000		—	80,001	53,849	195,850
Larry W. Papasan	78,000		—	80,001	55,112	213,113
Douglas G. Watson	56,000		—	80,001	—	136,001

(1)	Represents the aggregate grant date fair value of non-qualified stock options awarded in 2010, which was determined in compliance with ASC 718 and is more fully described in Note 15 (Stock-Based Compensation) of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011.
(2)	Exercise of non-qualified stock options in 2010 resulted in taxable income of $58,118 for Dr. Friedlaender, $53,849 for Mr. Murphy and $55,112 for Mr. Papasan.
(3)	In addition to director fees, orthopedic scientific advisory board member consulting fees of $10,000 were paid to Dr. Friedlaender in 2010. See “Certain Relationships and Related Transactions — Consulting Agreement with a member of the Board of Directors.”

The board of directors meets on a quarterly basis, or more often as needed, to address matters relating to the operation and direction of our company. Only directors who are not employees of our company and directors who do not beneficially own 5% or more of our outstanding common stock (“compensation qualifying directors”) are separately compensated for their services on the board. We provide compensation to each of the compensation qualifying directors as described in the paragraphs below.

For 2010, the compensation plan for our compensation qualifying directors provides that each will receive an annual retainer of $20,000 for serving on our board of directors and an annual retainer of $5,000 for each committee membership. Directors will receive $2,000 for each board meeting attended in person, $1,000 for each telephonic board meeting, and $1,000 for each committee meeting attended. In addition, the chairman of the board will receive an annual fee of $25,000, the chairman of the audit committee will receive an annual fee of $10,000, the chairman of the compensation committee will receive an annual fee of $8,000, and the chairman of the nominating and governance committee will receive an annual fee of $5,000.

Each of the compensation qualifying directors, on the date the director is first elected or appointed to the board of directors, may be granted an option to acquire 0.09% of our outstanding shares of common stock on a fully diluted basis on the date of the grant. Generally, the initial grant vests over three years. In addition, immediately following each annual stockholders meeting, each compensation qualifying director who is re-elected to the board of directors or who continues his ongoing term may receive an annual stock option grant with a Black-Scholes value of approximately $80,000 on the date of grant.

As of December 31, 2010, the current compensation qualifying directors have been awarded options to purchase an aggregate total of 313,127 shares of common stock. Of these options awarded, a total of 101,475 options have been exercised and no options have been forfeited, resulting in a total of 211,652 options issued and outstanding as of December 31, 2010. Of the options issued and outstanding as of December 31, 2010, a total of 109,160 remain unvested.

Please see “Certain Relationships and Related Party Transactions — Agreements with Directors and Officers” for a discussion of other arrangements relating to the compensation of our directors.

Pension Benefits

None of the named executive officers participate in or have account balances in qualified or non-qualified defined benefit pension plans sponsored by our company. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to adopt qualified or non-qualified defined benefit plans if the compensation committee determines that doing so is in our best interests.

Non-Qualified Deferred Compensation

None of the named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans sponsored by our company. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide the executive officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Limitations of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law. The amended and restated certificate of incorporation provides that no director will have personal liability to our company or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions will not eliminate or limit the liability of any of the directors:

•	for any breach of their duty of loyalty to our company or to our;
•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	for voting or assenting to unlawful payments of dividends or other distributions; or
•	for any transaction from which the director derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act or failure to act, or any cause of action, suit or claim that would accrue or arise prior to any amendment or repeal or adoption of an inconsistent provision. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, the amended and restated certificate of incorporation provides that we must indemnify our directors and officers and must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We have entered into indemnification agreements with all of our executive officers and directors. The indemnification agreements provide, among other things, that we will, to the fullest extent permitted by law, indemnify and hold harmless each indemnitee for any event or occurrence that takes place either before or after the execution of the agreement, related to the fact that indemnitee is or was a director or an officer of our company, or while a director or officer is or was serving at our request as a director, officer, employee, trustee, agent, or fiduciary of another foreign or domestic corporation, partnership, joint venture, employee benefit plan, trust, or other enterprise, or related to anything done or not done by the indemnitee in any such capacity. The agreements provide that no indemnification be paid by us: (a) in respect to any transaction in which the indemnitee derived an improper personal benefit; (b) on account of the indemnitee’s conduct which involved acts or omissions not in good faith, intentional misconduct or a knowing violation of law; (c) if such indemnification is in violation of our certificate of incorporation, by-laws or the law; or (d) on account of any proceeding for an accounting of profits made from the purchase or sale by the indemnitee of our securities under the provisions of Section 16(b) of the Exchange Act.

In addition, the indemnification agreements provide for the advancement of expenses incurred by the indemnitee in connection with any such proceeding to the fullest extent permitted by applicable law. The indemnification agreements also provide that, in the event of a change in control, we will, upon request by the indemnitee, create a trust for the benefit of the indemnitee and fund such trust in an amount sufficient to satisfy expenses reasonably anticipated to be incurred in connection with investigating, preparing for, participating in or defending any proceedings, and any judgments, fines, penalties and amounts paid in settlement in connection with any proceedings. The agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including any rights arising under the amended and restated certificate of incorporation or by-laws or the Delaware General Corporation Law.

Risk Assessment

The compensation committee has reviewed management’s risk assessment of our compensation policies and programs for all employees, including non-executive officers, to determine if those policies and programs are reasonably likely to lead employees to take unnecessary and excessive risks which could have a material adverse effect on us. The risk assessment consisted of a review of the elements of our executive and non-executive compensation programs, which includes base salary, annual discretionary cash bonus, long-term incentives, benefits and perquisites. The assessment particularly focused on our annual discretionary cash bonus program, and the extent to which the corporate operational and financial goals upon which the program is based might incent employees to take unacceptable risks.

With respect to the discretionary cash bonus program, among the factors included in the compensation committee’s review, which mitigate against encouraging excessive risk taking, were the following:

•	The bonus program includes limits on the potential bonus payout to prevent unlimited upside awards. Although the plan permits bonus awards above stated limits in extraordinary circumstances, historically very few awards have exceeded the target.
•	We maintain a balanced payout opportunity under the bonus program by favoring a linear payout curve which recognizes an employee’s incremental efforts toward reaching the various corporate and financial goals, which is in contrast to an “all or nothing” steep payout curve which tends to encourage excessive risks in order to achieve the stated goals.
•	We avoid over-reliance on a single performance measure for bonus payouts by weighting compensation based on diverse and balanced performance measures. Consequently, no single element of performance is overemphasized by the incentive plans, which minimizes the potential for undue risk taking with regard to a particular goal.
•	For 2011, the annual discretionary cash bonus for all employees is weighted 75% on multiple corporate goals and 25% on multiple business unit and individual goals. The compensation committee determined that activities associated with achieving corporate goals are much more closely monitored by our board of directors compared to business unit and individual goals.
•	For the majority of employees, base pay still represents the majority of total cash compensation (approximately 80% to 95% for non-executive employees and approximately 70% for executive employees, excluding the chief executive officer), thereby limiting the emphasis on short-term cash incentives.
•	In setting individual goals for each employee, all supervisors are required to specifically consider the extent to which any goal might lead to unnecessary and excessive risks, and to modify the goals as appropriate to modify such risks. As part of our employee evaluations, each supervisor is required to consider if an employee took excessive risks in order to achieve a goal. The compensation committee makes a similar assessment with regard to the executive officers’ performance targets, and considers such actions in evaluating the chief executive officer’s performance and the chief executive officer’s evaluations of the other executives. If the compensation committee, chief executive officer or a supervisor concludes that excessive risks are present, then the base salary, annual discretionary cash bonus and/or long-term incentives may be negatively adjusted as appropriate.

Our various corporate operational and financial goals upon which the bonus plan is based:

•	generally provide a balanced approached between the short-term and long-term performance of our company, which minimizes the potential risk of sacrificing long-term performance to achieve short-term goals;
•	tend to include very few goals driven solely by achieving numeric targets, instead focusing on achieving operational goals that add long-term value to us;
•	to the extent performance targets are based on financial metrics, they incorporate effective internal controls over financial reporting which provides additional protection to minimize unintended and willful reporting errors and undue risk taking; and
•	encourage targets that are challenging, while remaining reasonable and within the realm of possibility and in line with our business plans for the period.

The compensation committee agreed with the conclusions from our risk assessment that our compensation programs are appropriately tailored to encourage employees to grow our business, while providing an appropriate balance of risk and reward in relation to our overall business strategy, without encouraging unnecessary or excessive risks that could have a material adverse effect on our business.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information.

On August 16, 2010, Dr. Russ Pagano, our Vice President for Regulatory and Clinical Affairs, entered into a Rule 10b5-1 plan to sell shares of our common stock that he acquired via company-matching shares within the 401(k) Profit Sharing Plan. The proceeds of the sale will be re-deposited back into Dr. Pagano’s 401(k) Profit Sharing Plan account. The sales are intended to allow Dr. Pagano to diversify the equity holdings within this 401(k) account only.

Compensation Committee Interlocks and Insider Participation

All members of the compensation committee were independent directors during fiscal year 2010. Dr. Lynch is the only executive officer that serves as a member of the board of directors. None of our executive officers has ever served on the compensation committee, or other committee serving an equivalent function, of any other entity that had one or more of our executive officers serving as a member of our board of directors or compensation committee. None of the members of the compensation committee has ever been an employee of our company.

Report of the Compensation Committee on Executive Compensation

The compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” with the management of BioMimetic Therapeutics, Inc., and based on this review and discussion, the compensation committee has recommended to the board of directors that the “Compensation Discussion and Analysis” be included in our proxy statement for the 2011 annual meeting.

The foregoing report has been furnished on behalf of the board of directors by the members of our compensation committee.

Respectfully submitted, Members of the BioMimetic Therapeutics, Inc. Compensation Committee
Charles W. Federico (chair) Gary E. Friedlaender Douglas G. Watson

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 21, 2011 by:

•	each of our directors;
•	each of our executive officers;
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and
•	all of our directors and executive officers as a group.

The column entitled “Percent of class” is based on 27,978,558 shares of common stock outstanding on April 21, 2011, assuming no exercise of outstanding options.

For purposes of the table below, we deem shares subject to options that are currently exercisable or exercisable within 60 days of April 21, 2011 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the street address of the beneficial owner is c/o BioMimetic Therapeutics, Inc., 389 Nichol Mill Lane, Franklin, Tennessee 37067.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Class
Five percent stockholders:
Novo A/S(1) Tuborg Havnevej 19, DK-2900 Hellerup, Denmark	4,720,065	16.9%
The TCW Group, Inc.(2) 865 South Figueroa Street, Los Angeles, California 90017	2,526,512	9.0%
ClearBridge Advisors, LLC(3) 620 8th Avenue, New York, NY 10018	2,109,657	7.5%
InterWest Management Partners(4) 2710 Sand Hill Road, 2nd Floor, Menlo Park, CA 94025	1,830,253	6.5%
Directors and executive officers:
Samuel E. Lynch, D.M.D., D.M.Sc.(5)	1,368,853	4.9%
Larry Bullock(6)	261,233	*
Earl M. Douglas, Esq.(7)	168,785	*
Russ Pagano, Ph.D.(8)	136,958	*
Larry W. Papasan(9)	46,802	*
Thorkil K. Christensen(10)	2,507	*
Christopher B. Ehrlich(11)	1,843,964	6.6%
Charles W. Federico(12)	33,261	*
Gary Friedlaender, M.D.(13)	85,371	*
James G. Murphy(14)	38,149	*
Douglas G. Watson(15)	77,206	*
All directors and executive officers as a group (11 persons)	4,063,089	14.1%

*	Less than 1%.
(1)	Based upon a Schedule 13D filed with the SEC by Novo A/S on December 8, 2009, and information received from Novo A/S. Novo A/S is a Danish private limited liability company wholly owned by the

Novo Nordisk Foundation. Novo Nordisk Foundation is the beneficial owner of shares held by Novo A/S. The Board of Directors of Novo A/S has sole voting and investment control over the shares owned by Novo A/S. The Board of Directors of Novo A/S is comprised of Ulf J. Johansson, Jorgen Boe, Goran Ando and Jeppe Christiansen, none of whom has individual voting or investment power with respect to such shares and each disclaims beneficial ownership of the shares held by Novo A/S.
(2)	Based upon a Schedule 13G filed with the SEC by The TCW Group, Inc. on February 9, 2011, and a Schedule 13F-HR filed with the SEC by The TCW Group, Inc. on February 14, 2011. According to the Schedule 13G, The TCW Group, Inc. is the parent holding company for the subsidiaries TCW Asset Management Company and TCW Investment Management Company. The Schedule 13G was filed by the TCW Group, Inc. on behalf of itself and its direct and indirect subsidiaries, which collectively constitute The TCW Group, Inc. Business Unit. The TCW Group, Inc. is deemed to be a beneficial owner of these securities.
(3)	Based upon a Schedule 13G/A filed with the SEC by ClearBridge Advisors, LLC on February 11, 2011, and information received from ClearBridge Advisers, LLC. According to information furnished by ClearBridge Advisors, LLC, these securities are owned by various individual and institutional investors for which ClearBridge Advisors, LLC serves as investment adviser. For purposes of the reporting requirements of the Exchange Act, ClearBridge Advisors, LLC is deemed to be a beneficial owner of these securities.
(4)	Based upon a Schedule 13D filed with the SEC on April 22, 2009, and information received from InterWest Management Partners. The beneficial ownership balance includes 941,177 shares purchased by InterWest Partners X, LP on April 7, 2009, 857,692 shares owned by InterWest Partners VIII, LP, 6,846 shares owned by InterWest Investors VIII, LP, and 24,538 shares owned by InterWest Investors Q VIII, LP. InterWest Management Partners X, LLC is the General Partner of InterWest Partners X, LP and InterWest Management Partners VIII, LLC is the General Partner of each of InterWest Partners VIII, LP, InterWest Investors VIII, LP and InterWest Investors Q VIII, LP. Christopher B. Ehrlich is a Managing Director of InterWest Management Partners X, LLC and a Venture Member of InterWest Management Partners VIII, LLC. Mr. Ehrlich disclaims any beneficial ownership of any of these securities, except for his pecuniary interest therein.
(5)	Dr. Lynch’s beneficial ownership includes options to purchase 223,500 shares of common stock.
(6)	Mr. Bullock’s beneficial ownership includes options to purchase 182,625 shares of common stock. Also includes 3,118 shares of common stock held in the executive officer’s 401(k) account.
(7)	Mr. Douglas’ beneficial ownership includes options to purchase 83,750 shares of common stock. Also includes 3,118 shares of common stock held in the executive officer’s 401(k) account.
(8)	Dr. Pagano’s beneficial ownership includes options to purchase 133,750 shares of common stock.
(9)	Mr. Papasan’s beneficial ownership includes options to purchase 19,921 shares of common stock.
(10)	Mr. Christensen is the Chief Financial Officer of Novo A/S. Mr. Christensen disclaims beneficial ownership in the 4,720,065 shares beneficially owned by Novo/AS.
(11)	Mr. Ehrlich’s beneficial ownership includes 941,177 shares beneficially owned by InterWest Management Partners X, LLC, 889,076 shares beneficially owned by InterWest Management Partners VIII, LLC and 1,250 shares owned directly by Mr. Ehrlich as well as options to purchase 12,461 shares of common stock. Mr. Ehrlich is a Managing Director of InterWest Management Partners X, LLC and a Venture Member of InterWest Management Partners VIII, LLC and he disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.
(12)	Mr. Federico’s beneficial ownership includes options to purchase 32,186 shares of common stock.
(13)	Dr. Friedlaender’s beneficial ownership includes options to purchase 35,327 shares of common stock.
(14)	Mr. Murphy’s beneficial ownership includes options to purchase 19,921 shares of common stock.
(15)	Mr. Watson’s beneficial ownership includes options to purchase 19,921 shares of common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with Directors and Officers

Director Compensation

Please see “Compensation Discussion and Analysis — Director Compensation” for a discussion of options granted to our non-employee directors.

Executive Compensation and Employment Agreements

Please see “Compensation Discussion and Analysis” for additional information on compensation of our executive officers. Information regarding employment agreements with the executive officers is set forth under “Compensation Discussion and Analysis — Employment Agreements.”

Indemnification

Our amended and restated certificate of incorporation provides for the indemnification of our directors and officers in most circumstances, to the extent permitted by the Delaware General Corporation Law. Also, we have entered into indemnification agreements with each of our directors and officers. Please see “Compensation Discussion and Analysis — Limitations of Liability and Indemnification of Officers and Directors.”

Related Party Transactions

All related party transactions are reviewed and approved by the audit committee, as required by the audit committee charter.

Intellectual Property

Dr. Samuel E. Lynch, our president and chief executive officer, was a faculty member at Harvard and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. We currently have a license agreement with Harvard with respect to certain portions of this intellectual property. As is customary, Harvard often shares some of the royalties it receives from successful intellectual property licenses with the faculty members that invented such intellectual property. During the year ended December 31, 2010, Harvard paid $34,284 to Dr. Lynch, for a cumulative total of $974,637 as of December 31, 2010, with respect to our payment of milestones and royalties to Harvard and the intellectual property licensed to us as compensation to Dr. Lynch as the co-inventor of the intellectual property that we license from Harvard. Additional payments may be due in the future.

Lease Agreement

We maintain operating lease agreements with Noblegene for the use of office and manufacturing space at our headquarters in Franklin, Tennessee. Dr. Lynch is a former partner in Noblegene but maintained an ownership interest at the time we entered into the lease agreements. In March 2008, Dr. Lynch sold his ownership interest back to Noblegene. Since the owner of Noblegene is the brother-in-law of Dr. Lynch’s wife, Noblegene continues to be a related party. Other than the consideration to buy Dr. Lynch’s interest in Noblegene, Dr. Lynch has not received any amounts from Noblegene for the lease because Noblegene had operated at a loss and did not make any distributions of profits to our members prior to Dr. Lynch’s divestiture of his interest in Noblegene. Dr. Lynch will not receive any future amounts from Noblegene in connection with the lease.

Membership on the Board of Directors of a Third Party Company

Dr. Lynch is currently a member of the board of directors of GreenBankshares, Inc., which serves as the bank holding company for GreenBank, a Tennessee chartered commercial bank. He is currently serving a three-year term expiring at the 2011 annual meeting. As of December 31, 2010, we maintained accounts at GreenBank, including a portion of our cash and cash equivalents.

Consulting Agreement with a member of the Board of Directors

In August 2009, we entered into a two-year consulting agreement with Gary E. Friedlaender, M.D. for consulting services relating to the use of biological products to treat orthopedic injuries and conditions. The 2009 agreement extends the consulting relationship that we had with Dr. Friedlaender pursuant to an August 2007 consulting agreement.

In September 2006, we appointed Dr. Friedlaender as a member of our board of directors. Prior to the August 2006 agreement and the September 2006 appointment, we compensated Dr. Friedlaender for his consulting through stock option grants. As part of his consulting compensation, Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares of common stock at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares of common stock at an exercise price of $3.63. The option awards were 100% vested upon issuance. For the year ended December 31, 2010, 2009 and 2008, we paid Dr. Friedlaender $10,000, $5,000 and $5,000, respectively, for consulting services performed pursuant to the consulting agreements.

Consulting Agreement with a Relative of a Member of the Board of Directors

In December 2010, we entered into a one-year consulting agreement with Dr. Michael Ehrlich for consulting services relating to the development of products in the orthopedic market. The 2010 agreement extends the consulting relationship that we had with Dr. Ehrlich pursuant to a December 2006 consulting agreement. In October 2004, we appointed Dr. Michael Ehrlich’s son, Christopher B. Ehrlich, as a member of our board of directors. For the years ended December 31, 2010, 2009 and 2008, we paid Dr. Michael Ehrlich $4,875, $4,000 and $5,000, respectively, for consulting services performed pursuant to the consulting agreements.

Director Independence

Listing Rules of the NASDAQ Stock Market and our nominating and governance committee charter require that a majority of the members of our board of directors be independent directors. Our board of directors, upon recommendation of the nominating and governance committee, has determined that each of the following directors is an “independent director” within the meaning of Listing Rule 5605(a)(2) of the NASDAQ Stock Market:

Charles W. Federico	James G. Murphy	Douglas G. Watson
Gary E. Friedlaender	Larry W. Papasan

Under Listing Rule 5605(a)(2) of the NASDAQ Stock Market, directors are not independent if they are an executive officer or other employee of our company, or if they have other relationships which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. This NASDAQ Listing Rule also sets forth a number of specific relationships which will result in a director not being considered independent. Our board of directors follows these NASDAQ listing standards when making our determination of whether a particular director should be considered independent. In addition, our board of directors has adopted a policy that provides that directors who are affiliated with a significant stockholder shall not be considered independent. Directors serving on the audit committee are required to satisfy certain heightened independence standards pursuant to applicable federal law and NASDAQ rules.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that have been paid or accrued for audit and other services provided by our independent registered public accounting firm for each of the last two fiscal years:

Fee Category	2010	2009
Audit fees	$324,125	$344,530
Audit-related fees	1,995	1,995
Tax fees	6,874	—
All other fees	—	—
Total fees	$332,994	$346,525

For purposes of the preceding table:

•	Audit fees consist of fees for the annual audit of our consolidated financial statements and our internal controls over financial reporting, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q for 2010 and 2009, and other professional services provided in connection with statutory and regulatory filings, comfort letters and consents related to capital markets transactions and engagements for those fiscal years.
•	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and that are not reported under “Audit fees” for those fiscal years.
•	Tax fees consist of fees for tax compliance, tax advice and tax planning services for those fiscal years.
•	All other fees consist of fees associated with services not captured in the other categories.

Under its charter, the audit committee must pre-approve all audits and permitted non-audit services to be provided by our independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the audit committee approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fee. At this time, the audit committee evaluates other known potential engagements of the independent registered public accounting firm, including the scope of audit-related services, tax services and other services proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management.

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

Dated: April 28, 2011

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch Samuel E. Lynch, D.M.D., D.M.Sc. Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date
/s/ Samuel E. Lynch Samuel E. Lynch, D.M.D., D.M.Sc.	Chief Executive Officer and President (Principal Executive Officer)	April 28, 2011
/s/ Larry Bullock Larry Bullock	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2011
/s/ Larry W. Papasan Larry W. Papasan	Chairman of the Board of Directors	April 28, 2011
/s/ Thorkil K. Christensen Thorkil K. Christensen	Director	April 28, 2011
/s/ Christopher B. Ehrlich Christopher B. Ehrlich	Director	April 28, 2011
/s/ Charles W. Federico Charles W. Federico	Director	April 28, 2011
/s/ Gary E. Friedlaender, M.D. Gary E. Friedlaender, M.D.	Director	April 28, 2011
/s/ James G. Murphy James G. Murphy	Director	April 28, 2011
/s/ Douglas G. Watson Douglas G. Watson	Director	April 28, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006).
3.2	Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008).
4.1	Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).
10.1**	License Agreement between the registrant and President and Fellows of Harvard College, dated as of April 10, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006).
10.2**	Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of March 28, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006).
10.3**	Second Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of January 21, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006).
10.4**	Letter Agreement between the registrant and ZymoGenetics, Inc., dated October 17, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006).
10.5**	Manufacturing and Supply Agreement between the registrant and Chiron Corporation, dated as of July 28, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006).
10.6**	Supply Agreement between the registrant and Orthovita, Inc. dated as of August 2, 2002 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.7**	Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 10, 2006).
10.8	Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006).
10.9**	Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc., dated as of December 9, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 8, 2006).
10.10**	Development, Manufacturing and Supply Agreement between the registrant and Kensey Nash Corporation, dated as of June 28, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.11*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.12*	2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.13*	Employment Agreement, effective as of November 30, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).

Exhibit No.	Description
10.14*	Amendment to Employment Agreement, effective as of December 1, 2004, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.15*	Employment Agreement, effective as of September 1, 2002, by and between the registrant and James Monsor (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.16*	Employment Agreement, effective as of July 5, 2005, by and between the registrant and Steven N. Hirsch (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.17*	Employment Agreement, effective as of May 31, 2005, by and between the registrant and Earl M. Douglas (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.18**	Patent Purchase Agreement by and among the registrant and Institute of Molecular Biology, Inc. dated November 16, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.19	Amendment No. 1 to Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.20	Amendment No. 1 to Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.21**	Letter Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.22	Form of indemnification agreement by and between the registrant and each executive officer and director (Incorporated by reference to the registrant’s Form 8-K filed on June 22, 2006).
10.23	Amended and Restated Information and Registration Rights Agreement dated October 21, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006).
10.24	Amendment to the Amended and Restated Information and Registration Rights Agreement dated April 29, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006).
10.25*	Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).
10.26*	Second Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).
10.27*	Third Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 5, 2006).
10.28*	Amendment to 2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-139291) filed on December 12, 2006).
10.29	Lease Agreement between the registrant and Noblegene Development, LLC effective January 1, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007).

Exhibit No.	Description
10.30	Lease Agreement between the registrant and Noblegene Development, LLC dated August 17, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on August 21, 2007).
10.31**	Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated December 14, 2007 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.32**	Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.33**	Exclusive License Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.34**	Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.35	Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.36	Agreement Terminating Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.37	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.38*	Employment Agreement, effective as of January 1, 2008, by and between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.39	Amendment to Lease Agreement between the registrant and Noblegene Development, LLC dated January 22, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.40*	Amendment to 2001 Long-Term Stock Incentive Plan dated March 27, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.41**	Distribution Agreement between the registrant and Joint Solutions Alliance Corporation dated April 18, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.42*	Employment Agreement, effective as of September 5, 2008, between the registrant and Larry Bullock dated September 30, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.43	Separation Agreement and Full Release between the registrant and Dr. Charles Hart dated September 30, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.44	Time Promissory Note from registrant to Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.45	Borrower Security and Pledge Agreement between registrant and Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit No.	Description
10.46	Securities Account Control Agreement between registrant and Deutsche Bank AG, Cayman Islands Branch, dated as of October 27, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.47	Bank Commitment Letter from Deutsche Bank AG, Cayman Islands Branch, to registrant dated October 27, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.48	Second Amendment to Lease Agreement between registrant and Noblegene Development, LLC dated January 9, 2009 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.49	Purchase Agreement between the registrant and InterWest Partners, dated April 3, 2009 (Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009).
10.50	Standby Purchase Agreement between the registrant and Novo A/S, dated April 4, 2009 (Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009).
10.51*	Employment Agreement, effective as of July 17, 2009, between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.52*	Employment Agreement, effective as of July 17, 2009, between the registrant and Steven Hirsch (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.53*	Employment Agreement, effective as of July 17, 2009, between the registrant and Larry Bullock (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.54*	Employment Agreement, effective as of July 17, 2009, between the registrant and Earl M. Douglas (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.55*	Employment Agreement, effective as of July 17, 2009, between the registrant and Dr. Russell Pagano (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.56**	Release and Settlement Agreement, effective as of December 21, 2009, between the registrant and Deutsche Bank Securities, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.57**	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between the registrant and Novartis Vaccines and Diagnostics, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.58**	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009).
10.59**	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009).
10.60**	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009).
10.61	Separation Agreement and Full Release between the registrant and Steven Hirsch dated September 29, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on September 30, 2010).

Exhibit No.	Description
10.62**	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).
10.63	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).
10.64	Amendment No. 1 to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).
10.65	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).
10.66**	Logistical Support Agreement between the registrant and Joint Solutions Alliance Corporation dated November 3, 2010 (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).
10.67**	Supply Agreement between the registrant and Integra LifeSciences Corporation dated July 17, 2010 (Incorporated by reference to the registrant’s Form 10-K/A (Amendment No. 1) filed on April 13, 2011).
21.1	Subsidiaries of the registrant (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).
23.1	Consent of Ernst & Young LLP (Incorporated by reference to the registrant’s Form 10-K filed on March 10, 2011).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement
**	Confidential treatment has been requested for portions of this exhibit