Form 10-Q
period 2011-03-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2011-05-09
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to ____

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
☐ Yes ☒ No

As of May 5, 2011, there were issued and outstanding 27,986,058 shares of the registrant's common stock.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements in this Quarterly Report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements convey our current expectations and forecasts of future events.  Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate,” “seek” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements include, among other things, statements about:
•	success, advancement and timing of clinical trials and studies and eventual regulatory approval of our product candidates or other new product introductions;

•	market acceptance of and demand for Augment TM Bone Graft (“Augment”) in Canada and for our product candidates generally;

•	actions by regulatory authorities;

•	our regulatory strategy and decisions regarding the classification of a product as a device or a drug;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	our commercialization strategy and transition to a commercial entity;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	product liability claims;

•	economic conditions that could adversely affect the level of demand for Augment in Canada or our product candidates;

•	financial markets, including the market for various investment securities;

•	the competitive environment; and

•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” (Item 1A) in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, and in this Quarterly Report on Form 10-Q and in the reports we file, from time to time, with the Securities and Exchange Commission (the “SEC”).  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we don’t have a policy of doing so.  You should, however, review the factors and risks we describe in our “Risk Factors” (Item 1A) in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, and in this Quarterly Report on Form 10-Q and in any future filings we may make from time to time, with the SEC.

ii

PART I - FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,975,653	$11,628,329
Investments - short term	54,210,735	65,751,039
Receivables - trade	48,287	8,050
Receivables - other	489,955	468,380
Inventory	2,932,602	2,258,193
Prepaid expenses	528,485	588,063
Total current assets	83,185,717	80,702,054
Investments - long term	4,500,675	15,001,765
Prepaid expenses - long term	7,254	5,252
Property and equipment, net	8,021,187	7,592,820
Capitalized patent license fees, net	2,070,585	1,867,937
Deposits	388,700	385,000
Total assets	$98,174,118	$105,554,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,623,583	$1,670,830
Accrued payroll, employee benefits and payroll taxes	2,001,307	2,590,126
Other accrued expenses	2,211,358	1,908,680
Current portion of capital lease obligations	89,288	78,665
Deferred revenue	973,849	971,188
Total current liabilities	6,899,385	7,219,489
Accrued rent - related party	574,501	419,465
Capital lease obligations	194,826	215,644
Deferred revenue	14,336,358	14,578,490
Total liabilities	22,005,070	22,433,088

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
no shares issued and outstanding as of March 31, 2011
and December 31, 2010	-	-
Common stock, $0.001 par value; 37,500,000 shares authorized;
27,948,912 shares issued and outstanding as of March 31, 2011;
27,925,984 shares issued and outstanding as of December 31, 2010	27,949	27,926
Additional paid-in capital	211,530,223	210,553,647
Accumulated other comprehensive income (loss)	21,561	(2,462)
Accumulated deficit	(135,410,685)	(127,457,371)
Total stockholders’ equity	76,169,048	83,121,740
Total liabilities and stockholders’ equity	$98,174,118	$105,554,828

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Product sales	$76,044	$-
Royalty income	83,170	112,858
Sublicense fee income	239,471	239,471
Total revenues	398,685	352,329
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	12,698	-
Research and development	4,084,832	4,183,550
General and administrative (a)	4,022,257	3,828,909
Depreciation and capital lease amortization	264,248	318,288
Patent license fee amortization	8,058	546,122
Total costs and expenses	8,392,093	8,876,869
Loss from operations	(7,993,408)	(8,524,540)

Interest expense, net	(615)	(1,748)
Investment income, net	39,677	31,527
Gain (loss) on disposal of equipment and other transactions	1,032	(27,480)
Loss before income taxes	(7,953,314)	(8,522,241)
Income taxes	-	-
Net loss	$(7,953,314)	$(8,522,241)
Basic and diluted net loss per share	$(0.28)	$(0.39)
Weighted average shares used to compute basic and diluted net loss per share	27,931,388	21,911,012
Related party disclosures:
(a) General and administrative includes rent and operating expenses to related parties	$478,984	$448,017

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(7,953,314)	$(8,522,241)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and capital lease amortization expense	264,248	318,288
Patent license fee amortization	8,058	546,122
Net unrealized loss on foreign currency translation	(4,795)	-
Non-cash stock-based compensation expense	899,965	901,566
Non-cash issuance of common stock	9,967	13,260
Changes in operating assets and liabilities:
Receivables	(61,812)	249,251
Inventory	(674,409)	(12,648)
Prepaid expenses	57,576	112,682
Deposits	(3,700)	-
Accounts payable, accrued payroll and other accrued expenses	(178,352)	(1,082,663)
Deferred revenue	(239,471)	(239,471)
Net cash used in operating activities	(7,876,039)	(7,715,854)
Cash flows from investing activities
Capitalized patent license fees	(210,706)	(256,418)
Purchases of property and equipment	(692,615)	(168,412)
Purchases of investments	(23,929,788)	(22,297,036)
Sales of investments	46,000,000	20,130,000
Net cash provided by (used in) investing activities	21,166,891	(2,591,866)
Cash flows from financing activities
Payments on capital lease obligations	(10,195)	(43,818)
Issuance of common stock under compensation plans	66,667	254,394
Net cash provided by financing activities	56,472	210,576
Net increase (decrease) in cash and cash equivalents	13,347,324	(10,097,144)
Cash and cash equivalents, beginning of period	11,628,329	21,543,347
Cash and cash equivalents, end of period	$24,975,653	$11,446,203
Supplemental disclosures of cash flow information
Interest paid	$886	$1,553

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of March 31, 2011, the subsidiaries in the United Kingdom and Australia have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.  The subsidiary in Canada was established in 2010 to facilitate sales activities in Canada for Augment TM Bone Graft (“Augment”), the Company’s first orthopedic product, which received regulatory approval from Health Canada in the fourth quarter of 2009.  As of March 31, 2011, the Canadian subsidiary had one employee and had incurred certain operational expenses.  BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by the Company in 2011 to facilitate product sales activities in the United States.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

2.   Net Loss Per Share

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

The Company had potentially dilutive common stock equivalents outstanding representing 3,140,914 shares of common stock as of March 31, 2011 and 2,805,350 shares of common stock as of March 31, 2010.  These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.  Therefore, the diluted earnings per share is the same as basic earnings per share.

3.   Comprehensive Income (Loss)

ASC 220, Comprehensive Income (formerly SFAS No. 130) (“ASC 220”), establishes standards for reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements.  The Company’s comprehensive income (loss) as defined by ASC 220 is the total of net income (loss) and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.   Comprehensive Income (Loss) (continued)

The components of the Company’s comprehensive loss are as follows:

	Three months ended March 31,
	2011	2010
Net loss	$(7,953,314)	$(8,522,241)
Other comprehensive income (loss):
Net unrealized loss on foreign currency translation	(4,795)	—
Net unrealized gain (loss) on investments classified as available for sale	28,818	(16,292)
Comprehensive loss	$(7,929,291)	$(8,538,533)

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

The royalty income earned by the Company from Luitpold’s sales of GEM 21S is classified as revenue on the Company’s condensed consolidated statements of operations in accordance with the accounting guidance of ASC 605, Revenue Recognition.

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

The Company has licensed a number of other third-party U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreement relating to such patents, the Company agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with such agreement, the Company is required to make minimum royalty payments for sales of an orthopedic product as follows: $1,000,000 in the first full year following the first commercial sale, and $1,500,000 and $2,500,000 in the second and third years, respectively.  Based upon the 2009 Canadian regulatory approval of Augment, the Company shipped its first order of Augment to a Canadian distributor in December 2009.  Therefore, the Company recognized $1,000,000 in royalty expense in its condensed consolidated statement of operations for the year ended December 31, 2010, and may be required to recognize a $1,500,000 royalty expense for the year ending December 31, 2011.

The royalty expense incurred by the Company is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations in accordance with the accounting guidance of ASC 605-45-45, Principal Agent Considerations, and ASC 705, Cost of Sales and Services.

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

5.   Inventory

Inventory is summarized as follows:

	March 31, 2011	December 31, 2010
Raw materials	$853,637	$1,413,306
Work in progress	2,004,611	902,550
Finished goods	366,223	234,206
	3,224,471	2,550,062
Reserve for obsolescence	(291,869)	(291,869)
	$2,932,602	$2,258,193

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products.  Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging.  Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment TM Bone Graft (“Augment”) ready for sale.  Shipping and handling costs are included in the cost of sales of the product.  An allowance has been recorded as of March 31, 2011 and December 31, 2010, consisting of $10,420 for shrinkage, and $282,449 for potential scrapping of a product batch that may not be released for sale.

Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, the Company expensed the pre-launch inventory used for clinical trials as research and development expense recorded on its condensed consolidated statements of operations.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.   Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2011	December 31, 2010
Equipment, IT hardware and purchased software	$3,298,746	$3,236,367
Furniture and fixtures	735,892	735,892
Leased equipment	302,987	190,208
Construction in process	1,651,248	1,160,301
Leasehold improvements	4,049,917	4,049,917
Equipment, IT hardware, purchased software, furniture and fixtures and leased equipment, not place in service	4,367,577	4,342,143
	14,406,367	13,714,828
Less accumulated depreciation and amortization	(6,385,180)	(6,122,008)
	$8,021,187	$7,592,820

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

In August 2007, the Company entered into a lease agreement for approximately 30,000 square feet of space in a new facility located at the Company’s headquarters.  The new building shell was completed in October 2009, and the Company began recognizing rent expense at that time.  The Company intends to move certain of its manufacturing and warehousing operations to the new facility when completed.

In April 2011, the Company entered into an amendment to the lease agreement for the new manufacturing and warehousing facility described above. The lease amendment, among other things, deletes certain provisions from the original lease agreement that provided for certain rent reductions if and to the extent that the building’s occupancy increased, and replaced those provisions with automatic rent reductions that go into effect, on one or more occasions, either by a certain date and/or if the landlord rents space in the new building to a third party.  See Note 15 for additional information regarding this lease amendment.

Since 2007, the Company has purchased equipment, IT hardware, purchased software, furniture and fixtures, and leased equipment that has not yet been placed into service.  These purchases include $4,204,695 in equipment that the Company intends to use in the new manufacturing and warehousing facility and $162,882 in lab equipment, IT software, hardware and network servers as of March 31, 2011.  In addition, the Company has incurred engineering design/planning costs and build-out construction costs for the new manufacturing and warehousing facility which is recorded in construction in process.

In addition, under agreements with various equipment suppliers for the manufacture of the equipment for the new manufacturing and warehousing facility, as of March 31, 2011, the Company has estimated purchase commitments of $465,006 remaining to be paid through the year 2012.  See also Note 12.

7.   Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters.  In August 2007, the Company paid a refundable deposit of $375,000 upon signing a lease agreement for approximately 30,000 square feet of space in the new facility intended to house certain of its manufacturing and warehousing operations.  In February 2011, the Company paid a $3,700 deposit for security fencing.

8.   Capitalized Patent License Fees

As of March 31, 2011, the Company owned or co-owned approximately five non-expired U.S. patents, approximately one U.S. patent which is a non-expired patent due to a patent term extension, a number of non-expired foreign patents, and numerous pending U.S. and foreign patent applications.  The Company has exclusively licensed approximately four non-expired U.S. patents and a number of non-expired foreign patents.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.   Capitalized Patent License Fees (continued)

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment Injectable, Augment Rotator Cuff and the Company’s other product candidates in the pipeline.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life.  The termination dates of the patents range from June 2025 to January 2026.  As of March 31, 2011 and December 31, 2010, the Company had remaining capitalized costs totaling $2,104,338 and $1,893,633, respectively, and accumulated amortization of $33,753 and $25,696, respectively, related to the acquisition of its patent licenses.

Based on agreements in place and payments made as of March 31, 2011, amortization expense related to capitalized patent license fees is expected to be $33,094 for the year ended December 31, 2011 and $33,382 for each of the four years ended December 31, 2015.

9.   Investments

As of March 31, 2011, the Company had short-term investments of $54,210,735 classified as available-for-sale.  These short-term investments consist of $35,314,995 in U.S. government sponsored enterprise (“GSE”) securities, $7,902,000 in corporate bonds, and $10,993,740 in commercial paper.  The short-term GSE securities have maturity dates ranging from April 2011 to March 2012 with S&P ratings of “AAA;” the corporate bonds have maturity dates ranging from May 2011 to November 2011 with S&P ratings ranging from “A+” to “AA;” and the commercial paper investments have maturity dates ranging from August 2011 to January 2012 with S&P ratings of “A1+.”  In addition, as of March 31, 2011, the Company had long-term investments of $4,500,675, consisting of one GSE security with a maturity date of May 2012 and an S&P rating of “AAA.”

During the three months ended March 31, 2011 and 2010, there were no declines in market value of investments judged by the Company to be other-than-temporary.  Realized gains and losses on investments in marketable securities sold are included in net investment income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.   Fair Value Measurements (continued)

As of March 31, 2011, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$24,975,653	$—	$—	$24,975,653
Short-term investments (GSE securities, corporate bonds and commercial paper)	54,210,735	—	—	54,210,735
Long-term investments (GSE securities)	4,500,675	—	—	4,500,675
Total cash and investments	$83,687,063	$—	$—	$83,687,063

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.  The Company’s short-term investments consist of GSE securities, corporate bonds and commercial paper classified as available for sale.  The Company’s long-term investments consist of one GSE security with a maturity date of May 2012 with an S&P rating of “AAA.”  The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s short-term and long-term investments.

11.   Other Accrued Expenses

Other accrued expenses are summarized as follows:

	March 31, 2011	December 31, 2010
Royalties payable	$1,037,431	$1,007,916
Professional fees	727,053	728,956
Taxes and licenses	48,006	87,834
Inventory	227,549	—
Patent costs	97,567	56,273
Facilities, supplies, equipment & utilities	62,652	21,262
Other	11,100	6,439
	$2,211,358	$1,908,680

12.   Commitments and Contingencies

Manufacturing Equipment

The Company has executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing and warehousing facility.  As of March 31, 2011, the Company has paid a total of $4,204,695 for the equipment, which is classified as equipment not placed in service (see Note 6).  In addition, under these agreements, the Company has estimated remaining purchase commitments of $382,006 and $83,000 for the years ending December 31, 2011 and 2012, respectively.

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

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics and with Cam Bioceramics BV.  Under these agreements, the Company has agreed to certain minimum purchase commitments and/or binding orders of which there are commitments and binding orders of $2,682,804 for 2011 and estimated commitments and binding orders of $2,968,970 for 2012.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.  Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

During 2001, the Company’s board of directors approved the adoption of the 2001 Long-Term Stock Incentive Plan (the “stock incentive plan”).  The stock incentive plan provides that incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), stock units, restricted stock, restricted stock units, performance units, performance shares awards and other equity-based interests may be granted to key personnel at an exercise price determined by the Company’s Compensation Committee, at the time the award is granted, taking into account the fair value of the common stock at the date of grant.  The maximum term of any award granted pursuant to the stock incentive plan is 10 years from the date of grant.

Historically, the long-term incentive compensation under the stock incentive plan granted by the Company has consisted primarily of stock options.  The stock options granted by the Company to employees are generally structured to qualify as ISOs and/or NQSOs, and stock options granted to non-employees, such as directors and consultants, are structured as NQSOs.  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements.  If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company receives a tax deduction for the exercise of NQSOs.  The Company has not recognized any income tax benefit for the three months ended March 31, 2011 and 2010 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

In general, stock option awards granted under the stock incentive plan vest 25% per year over a four-year period.  The stock incentive plan currently provides that upon a change in control all outstanding ISO awards held by a qualified employee may, under certain circumstances, be accelerated and exercisable immediately.  Upon a change in control, the accelerated vesting percentage of a qualified employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years, and 100% vested if employed three or more years.  An employee will become a qualified employee following a change in control only upon the occurrence of certain events that impact the employee’s employment.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC  718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (ASC 718”), using the modified prospective method of transition.  Under that transition method, compensation expense recognized in the three months ended March 31, 2011 and 2010 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC  718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three months ended March 31, 2011 and 2010 as follows:

	2011	2010
Risk free interest rate	2.36%	2.31%
Expected dividend yield	—	—
Volatility factor of the expected market price	76%	77%
Forfeiture rate	8.3%	6.1%
Weighted average expected life of the option	4.4 to 8.0 years	4.3 to 8.0 years

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

The stock incentive plan includes an “evergreen” provision that allows for an automatic increase to the aggregate pool of stock options available under the plan to occur on January 1st of each year. Under this evergreen provision, each year the aggregate pool of stock reserved for issuance under the stock incentive plan will automatically increase to the lesser of 17% of the then outstanding capital stock, or a stated number of shares as an evergreen cap, or a lesser amount set by the board of directors.  As of March 31, 2011, a total of 6,019,723 shares of common stock have been authorized by the board of directors for issuance under the stock incentive plan.  In addition, as of March 31, 2011, a total of 3,140,914 options to purchase shares of common stock were issued and outstanding and a total of 1,284,417 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 1,594,392 shares of common stock remaining available for future issuance in connection with the stock incentive plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three months ended March 31, 2011 and 2010, the Company granted stock options to purchase an aggregate of 584,150 and 632,038 shares of its common stock, respectively, to employees under the stock incentive plan at a weighted-average exercise price of $13.47 and $11.87 per share, respectively.  There were 18,159 and 276,337 shares of common stock issued upon option exercises during the three months ended March 31, 2011 and 2010, respectively.

In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the stock incentive plan totaling $899,965 and $901,566 for the three months ended March 31, 2011 and 2010, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

2005 Employee Stock Purchase Plan

In 2005, the Company and its stockholders approved the 2005 Employee Stock Purchase Plan (the “purchase plan”), effective upon completion of the Company’s initial public offering in May 2006. In November 2006, the Company’s board of directors amended the purchase plan to expand the employees eligible to participate in the plan and to clarify the offering periods.  The purchase plan provides the Company’s employees and those of its subsidiaries with an opportunity to purchase shares of its common stock directly from the Company at a discount to the market price. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of March 31, 2011, a total of 106,474 shares of common stock remain available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $9,967 and $13,260 during the three months ended March 31, 2011 and 2010, respectively.

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

 As of March 31, 2011, there were 41,344 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company has not recorded stock-based compensation expense in connection with the 401(k) plan for the three months ended March 31, 2011 and 2010, respectively.

14.   Income Taxes

At March 31, 2011, the Company had federal net operating loss (“NOL”) carryforwards of $104,192,448, of which $2,309,042 originated from the disqualifying disposition of stock options.  The federal NOL carryforwards will begin to expire in 2022.  State NOL carryforwards at March 31, 2011 totaled $91,667,830 and will expire between 2013 and 2031.  Foreign NOL carryforwards at March 31, 2011 totaled $211,650 and will begin to expire in 2030.  To the extent NOL carryforwards, when realized, related to the stock option deductions for disqualifying dispositions, the resulting benefits will be credited to stockholders’ equity.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at March 31, 2011 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2011.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses, and no income tax expense has been recorded, for the three months ended March 31, 2011 and 2010.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

14.   Income Taxes (continued)

As a result of implementing ASC 740, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties.  As a result, there was no effect on its financial position or results of operations as of and for the three months ended March 31, 2011 and 2010.

15.  Subsequent Events

Third Amendment to Lease Agreement

In April 2011, the Company entered into the Third Amendment to Lease Agreement (the “Amendment”) with Noblegene Development, LLC (“Noblegene”) relating to the Company’s lease for approximately 30,000 square feet of space in a new building located at the Company’s headquarters in Franklin, Tennessee.  The Company intends to use the new space in connection with the manufacturing and distribution of Augment if and when it is approved by the FDA.  The Amendment deletes certain provisions from the original lease agreement (the “Lease”) that provided for certain rent reductions if and to the extent that the building’s occupancy increased, and replaced those provisions with automatic rent reductions that go in to effect, on one or more occasions, either by a certain date and/or if Noblegene rents space in the new building to a third party.  Under the Amendment, the Company’s base rent will be reduced to $21 per square foot for the amount of square footage leased by third parties in the new building.  This automatic reduction applies only one time for each square foot rented to a third party and is only available for the first 30,000 square feet rented to third parties.  Notwithstanding the foregoing, if Noblegene fails to enter into a single third party lease for at least 5,000 square feet by September 30, 2011, the Company’s rent will decrease by $2 per square foot for the portion of leased space for which the rent has not been reduced to $21 per square foot.  As the specifics of this automatic reduction is contingent on lease arrangements involving third parties, the Company cannot accurately estimate the full financial impact of the Amendment on its results of operations for the year ending December 31, 2011.

The Amendment also provides that if the full amount of the potential automatic rent reduction under the Amendment goes into effect, the Company and Noblegene will, among other things, enter into a new two-year extension of the term of the Lease.  The two-year extension shall commence after Noblegene provides the Company with the required notice that the final rent reduction has gone into effect, but prior to the effective date of such of such final rent reduction.  The Amendment requires the Company to pay Noblegene $100,000 upon execution of the Amendment.  The Amendment also modifies the Company’s most favored nations rights under the lease.  The lease agreement requires Noblegene to pay the Company a tenant improvement allowance of $2,500,000 by the fourth quarter of 2011.  The Amendment, however, reduces the tenant improvement allowance by $181,900 as consideration for certain tenant improvement costs.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Overview

We are a biotechnology company specializing in the development and commercialization of innovative bioactive products to promote the healing of musculoskeletal injuries and diseases, including orthopedic, sports medicine and spine applications.  Our product and product candidates use a synthetic version of PDGF-BB, one of the principal wound healing and tissue repair stimulators in the body, in combination with tissue specific matrices when appropriate, as our primary technology platform for promoting tissue healing and regeneration.   The matrices are synthetic or natural scaffold materials, such as ß-TCP, which have a history of demonstrated safety and efficacy in previous uses.  This platform regenerative technology may offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. We believe that our product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and less invasive treatment options for the repair of bone, cartilage, tendons and ligaments, thus helping patients recover faster from their injuries and improving their quality of life.  Through the commercialization of this patented technology, we seek to become the leading company in the field of regenerative medicine.

We have already demonstrated that our technology is safe and effective in stimulating bone regeneration with the U.S. and Canadian regulatory approvals of GEM 21S, our first periodontal product, and with the Canadian regulatory approval of Augment TM Bone Graft (“Augment”), our first orthopedic product.  We are currently developing a number of other product candidates, including Augment TM Injectable Bone Graft (“Augment Injectable”), an orthopedic product candidate, and Augment TM Rotator Cuff Graft (“Augment Rotator Cuff”), a sports medicine product candidate.

A key business objective is obtaining U.S. Food and Drug Administration (“FDA”) marketing approval of Augment in the United States.  The FDA plans to hold an advisory panel meeting on May 12, 2011 to review our Pre-Marketing Approval (“PMA”) application for Augment for the treatment of foot and ankle fusions in the United States.  Details of the meeting were published in the Federal Register on March 29, 2011.  As a result, we believe that we are nearing regulatory approval of Augment in the United States.  We anticipate approval of Augment by the FDA within six months after the panel meeting if the panel determines that there is a reasonable assurance that Augment is safe and effective and that Augment’s benefits outweigh any potential risks.  Therefore, we anticipate product sales revenues to commence from sales of Augment in the United States when, and if, approved.  In addition, we have been incurring expenses in connection with our preparation for an anticipated U.S. commercial launch of Augment, and we expect those expenses to increase over the next few quarters as we plan to increase our staffing, particularly in the area of sales and marketing, and accelerate certain activities relating to the build-out of our warehouse, distribution and manufacturing facility.  In March 2011, we formed a new wholly-owned subsidiary, BioMimetic Therapeutics USA, Inc., a Delaware Corporation, to facilitate the sales of our products in the United States.

We also remain focused on the commercial adoption of Augment in Canada, which was approved by Health Canada in the fourth quarter of 2009.  To date, our product sales revenues have been limited, as $0.1 million has been recorded for the three months ended March 31, 2011.  We are utilizing a network of independent sales agents who are closely managed by us through our Canadian National Sales Manager.  We currently have over 30 independent sales representatives representing Augment throughout Canada.  In addition, we have three Regional Product Specialists based in the United States, providing technical product support to sales representatives, surgeons and hospital administration.  In April 2011, we supplemented these efforts by making available to the Canadian market a new 1.5cc Augment product kit size, in addition to the standard 3cc product kit size, to provide flexibility for surgeons to utilize an appropriate amount of product while eliminating potential waste.  Although we expect to see an increase in sales as a result of our distribution and product strategy, the Canadian market for Augment is limited and we do not anticipate significant revenues from sales of Augment in Canada.

We recently submitted a device application to the European regulatory agency for approval of Augment.  We are seeking approval in Europe using the centralized procedure, which is designed to provide a single marketing approval for all countries that make up the European Union (“EU”).  We expect a regulatory decision on the European application in 2012.

We expect that our efforts to develop our pipeline of product candidates, which include numerous ongoing clinical and pre-clinical studies, will also increase our costs over the next few quarters.  In addition to the ongoing Augment Injectable pivotal clinical trial in Canada and the ongoing Augment Rotator Cuff pilot clinical study in Canada, we recently initiated patient enrollment in a North American pivotal trial evaluating Augment Injectable in hindfoot fusion indications.  The North American Augment Injectable study is expected to enroll approximately 200 patients at 25 institutions and be fully enrolled around the end of 2011.

Various milestone payments were required under our agreements with Luitpold Pharmaceuticals, Inc. (“Luitpold”), Kensey Nash Corporation (“Kensey Nash”), and Novartis Vaccines and Diagnostics, Inc. (“Novartis”), as well as our intellectual property license agreements with ZymoGenetics, Inc. (“ZymoGenetics”) and Harvard University (“Harvard”).  See “Milestone and Royalty Payments” below for more information on these and other milestones.

Since our inception in 1999, we have incurred losses from operations each year.  As of March 31, 2011, our accumulated deficit was $135.4 million.  Our limited revenues, which at $0.4 million for the three months ended March 31, 2011 consist of product sales, royalty income and sublicense fee income.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next several years as we continue to fund our research and development activities, clinical trials, and regulatory and commercialization efforts.

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

Financial Operations Overview

From our inception in 1999 through March 31, 2011, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, product sales and royalties.  The remaining proceeds of these activities are reflected in the balance of cash and investments totaling $83.7 million as of March 31, 2011, which includes $25.0 million in cash and cash equivalents and $58.7 million in short-term and long-term investments classified as available-for-sale consisting of U.S. government sponsored enterprise (“GSE”) securities, corporate bonds and commercial paper.

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

Royalty income for the three months ended March 31, 2011 was $0.1 million, and is based on net sales of GEM 21S as reported to us by Luitpold, who owns the rights to GEM 21S and markets it through its Osteohealth Company in the United States and Canada.  We expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S in accordance with the terms and conditions of our 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold.

Sublicense fee income for the three months ended March 31, 2011 was $0.2 million, and is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Our largest expenditures related to our research and development activities, which were $4.1 million for the three months ended March 31, 2011.

We continue to incur research and development expenses due to our internal research capabilities and the anticipated increase in the number of patients we expect to enroll in ongoing clinical trials for our product candidates.  We will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.

We expect that research and development expenses will start to increase over the next few quarters as a result of the initiation of patient enrollment in a North American pivotal trial for Augment Injectable, which occurred in early 2011.

Direct external costs represent significant expenses paid to third parties that specifically relate to the clinical development and commercial production of our product and product candidates, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control and research and development are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

The following table summarizes our research and development expenses for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
Market	2010	2010
Direct external:
Periodontal	$7,467	$14,762
Orthopedic	841,011	1,227,675
Sports medicine	345,079	103,399
	1,193,557	1,345,836
Internal:
Periodontal	90,773	108,869
Orthopedic	2,030,998	2,029,853
Sports medicine	769,504	698,992
	2,891,275	2,837,714
Total	$4,084,832	$4,183,550

General and Administrative Expenses

We anticipate that our general and administrative expenses, which were $4.0 million for the three months ended March 31, 2011, will continue to increase as we expand our sales and marketing networks to represent our products, as well as our manufacturing operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

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

Any failure to complete the development of Augment or any of our other product candidates in a timely manner, or any failure to successfully market and commercialize Augment or any of our other product candidates, could have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, in Section 1A under the heading “Risk Factors” and in this Quarterly Report under “Item 1A — Risk Factors.”

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

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreement relating to such patents, we agreed to pay royalties based on net sales of products covered by the patents licensed under the agreement on a country-by-country basis during the term of the agreement.  In accordance with such agreement, we are required to make minimum royalty payments for sales of an orthopedic product as follows: $1.0 million in the first full year following the December 2009 first commercial sale, and $1.5 million and $2.5 million in the second and third years, respectively.  Therefore, we recognized $1.0 million in royalty expense in our condensed consolidated statement of operations for the year ended December 31, 2010, and may be required to recognize a $1.5 million royalty expense for the year ending December 31, 2011.

Other than the specific milestone payments discussed in “Item 1. Business – Milestone and Royalty Payments” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, and those listed above, we believe that a substantial portion of future milestone payments are not material to our business or prospects because we anticipate that they will occur well in the future, or they are conditioned upon achieving product sales targets which also are well in the future or represent sales targets which are substantially in excess of the current or foreseeable sales targets, the achievement of which, if attained, would be in the future.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net loss for the three months ended March 31, 2011 was $8.0 million, or $0.28 per diluted share, compared to net loss of $8.5 million, or $0.39 per diluted share, for the same period in 2010.  We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income, grant income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue

Although in 2009 we received regulatory approval from Health Canada for sales of Augment in Canada, our product sales revenues have been limited.  We are utilizing a network of independent sales agents who are closely managed by us through our Canadian National Sales Manager.  We currently have over 30 independent sales representatives representing Augment throughout Canada.  We have supplemented these efforts with three additional Regional Product Specialists based in the United States, providing technical product support to sales representatives, surgeons and hospital administration.  Although we expect to see an increase in sales as a result of our distribution strategy, the Canadian market for Augment is limited and we do not anticipate significant revenues from sales of Augment in Canada.

We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 was less than $0.1 million.  There were no product sales revenues and no cost of sales for the three months ended March 31, 2010.  Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our condensed consolidated statements of operations.

Royalty and Sublicense Fee Income

Royalty income for the three months ended March 31, 2011 was $0.1 million compared to $0.1 million for the same period in 2010.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the three months ended March 31, 2011 and 2010, Luitpold’s net sales of GEM 21S as reported to us were $0.8 million and $1.1 million, respectively.

Sublicense fee income for the three months ended March 31, 2011 was $0.2 million compared to $0.2 million for the same period in 2010.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages and related benefits, payroll taxes and stock compensation expense, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the three months ended March 31, 2011 were $4.1 million compared to $4.2 million for the same period in 2010.

We expect that research and development expenses will start to increase over the next few quarters as a result of continuing costs associated with the ongoing Augment Injectable pivotal clinical trial in Canada, the ongoing Augment Rotator Cuff pilot clinical study in Canada, and the initiation of patient enrollment in a North American pivotal trial for Augment Injectable, which occurred in early 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $4.0 million, compared to $3.8 million for the same period in 2010.  The $0.2 million increase resulted in part from increased expenditures in general G&A activities as we prepare for potential product commercialization, including:

▪
an increase of $0.2 million in salaries, benefits, payroll taxes, and stock compensation costs, as there are seven additional employees in the general and administrative functions, particularly in sales and marketing, compared to the same period in 2010;

▪	a decrease of $0.4 million in professional fees; and

▪	an increase of $0.4 million in rent, utilities, taxes, licenses, recruiting and relocation and travel.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended March 31, 2011 was $0.3 million compared to $0.3 million for the same period in 2010.  During the three months ended March 31, 2011, we purchased equipment, computers and software totaling $0.2 million.

Patent License Fee Amortization

Patent license fee amortization for the three months ended March 31, 2011 was less than $0.1 million, compared to $0.5 million for the same period in 2010.  Ongoing amortization expense is attributable to the capitalization of the remaining patent license fees, which amounted to a cumulative $2.1 million as of March 31, 2011.

Interest and Investment Income

Total net interest and investment income for the three months ended March 31, 2011 was less than $0.1 million compared to less than $0.1 million for the same period in 2010.  Interest rates earned on our cash and cash equivalents ranged from 0.010% to 0.012% during the three months ended March 31, 2011, compared to same period in 2010 when interest rates ranged from 0.01% to 0.01%.

Provision for Income Taxes

At March 31, 2011, we had federal net operating loss (“NOL”) carryforwards of $104.2 million, of which $2.3 million originated from the disqualifying disposition of stock options.  The federal NOL carryforwards will begin to expire in 2022.  State NOL carryforwards at March 31, 2011 totaled $91.7 million and will expire between 2013 and 2031.  Foreign NOL carryforwards at March 31, 2011 totaled $0.2 million and will begin to expire in 2030.  To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2011, net cash used in operating activities was $7.9 million, primarily consisting of salaries & benefits, clinical trials, research and development activities and general corporate operations.

Net cash provided by investing activities was $21.2 million for the three months ended March 31, 2011 and consisted of net sales of short-term and long-term investments, purchases of property and equipment and purchases of capitalized patent costs.  We have incurred costs related to a new building intended to house certain aspects of our manufacturing and warehousing operations.  For the three months ended March 31, 2011, these costs have included $0.5 million in engineering design/planning and build-out construction costs (for a cumulative total of $1.7 million as of March 31, 2011) recorded to construction in process, and $0.1 million in equipment that has not yet been placed into service (for a cumulative total of $4.2 million as of March 31, 2011).

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2011 and consisted of net proceeds from issuance of common stock under our stock-compensation plans.

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

We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals.  Because of the significant time it will take for Augment or our other product candidates to complete the clinical trial process, or for us to obtain approval from regulatory authorities and successfully commercialize our product candidates, if at all, we may require substantial additional capital resources. We may raise additional capital through public or private equity offerings, debt financings, corporate collaborations or other means.

Capital Resources

In July 2010, we sold 5,642,280 shares of common stock at a price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and expenses.

Royalties and Milestones

In January 2008, the Company sold its remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  As a result of this transaction, the Company expects to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026.  For the three months ended March 31, 2011 and 2010, the Company recorded royalty income in its condensed consolidated statements of operations of $0.1 million and $0.1 million, respectively.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF, and as such, and we may be required to recognize a $1.5 million royalty expense for the year ending December 31, 2011.

Various other milestone and royalty payments may be required under our agreements with Luitpold, Kensey Nash, Novartis, ZymoGenetics and/or Harvard.  Refer to “Financial Operations Overview - Milestone and Royalty Payments” for more information regarding these potential milestone payments.

Cash and Cash Equivalents and Investments

As of March 31, 2011, the remaining net proceeds from our net cash flows, capital offerings, the 2008 sale of our orofacial therapeutic business, including GEM 21S, and our royalties and milestones have been invested conservatively in cash and cash equivalents and in short-term and long-term investments in GSE securities.

At March 31, 2011, we had $25.0 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at March 31, 2011, we had $54.2 million in short-term investments classified as available-for-sale consisting of $35.3 million in GSE securities, $7.9 million in corporate bonds and $11.0 million in commercial paper. The short-term GSE securities have maturity dates ranging from April 2011 to March 2012 with S&P ratings of “AAA;” the corporate bonds have maturity dates ranging from May 2011 to November 2011 with S&P ratings ranging from “A+” to “AA;” and the commercial paper investments have maturity dates ranging from August 2011 to January 2012 with S&P ratings of “A1+.”  In addition, as of March 31, 2011, we had long-term investments of $4.5 million, consisting of one GSE security with a maturity date of May 2012 and an S&P rating of “AAA.”

We believe that the March 31, 2011 balance of our cash and cash equivalents and investments, which includes net proceeds from the sale of our orofacial therapeutic business in 2008 and from additional capital resources secured in 2010 as described above, will be sufficient to meet our anticipated cash requirements at least through the second half of 2012.

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

The components of our comprehensive losses for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	2011	2010
Net loss	$(8.0)	$(8.5)
Other comprehensive income (loss):
Net unrealized loss on foreign currency translation	(0.0)	—
Net unrealized gain (loss) on investments classified as available for sale	0.1	(0.0)
Comprehensive loss	$(7.9)	$(8.5)

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates ranging from 0.010% to 0.012% during the three months ended March 31, 2011.  We have not used derivative financial instruments for speculation or trading purposes.

At March 31, 2011, we had $25.0 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at March 31, 2011, we had $54.2 million in short-term investments classified as available-for-sale and consisting of GSE securities, corporate bonds and commercial paper. Also at March 31, 2011, we had $4.5 million in long-term investments in GSE securities.  These short-term and long-term investments have maturity dates ranging from April 2011 through May 2012 and have S&P ratings ranging from “A1+” to “AAA.”

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

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  The risks disclosed in those risk factors could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K, as amended, may not be the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   (RESERVED AND REMOVED)

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibit No.	Filed	Description

3.1	(a)	Amended and Restated Certificate of Incorporation.

3.2	(b)	Second Amended and Restated Bylaws.

10.1	(c)	Third Amendment to Lease Agreement between the registrant and Noblegene Development, LLC dated April 8, 2011.

31.1	(d)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(d)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(d)	Section 1350 Certification of the Chief Executive Officer

32.2	(d)	Section 1350 Certification of the Chief Financial Officer

(a)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006.
(b)	Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008.
(c)	Incorporated by reference to the registrant’s Form 8-K filed on April 14, 2011.
(d)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2011

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch

Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock

Larry Bullock
Chief Financial Officer