Form 10-Q
period 2011-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2011-08-05
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

As of August 2, 2011, there were issued and outstanding 28,038,518 shares of the registrant's common stock.

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

These forward-looking statements include, among other things, statements about:

•
outcomes, advancement and timing of clinical trials and studies, as well as regulatory approval of Augment®  Bone Graft (“Augment”) in the United States, and our other product candidates or other new product introductions;

•
market acceptance of and demand for Augment in Canada and for our product candidates generally, including the economic conditions that could adversely affect the level of demand for Augment or our other product candidates;

•	actions by regulatory authorities;

•	our regulatory strategy and decisions regarding the classification of a product as a device or a drug;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	our commercialization strategy and transition to a commercial entity;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	securities claims, product liability claims, other litigation or claims or regulatory inquiries that have been and may be brought against the Company and its officers and directors;

•	financial markets, including the market for various investment securities;

•	the competitive environment; and

•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” (Item 1A) in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, in this Quarterly Report on Form 10-Q, and in the reports we file from time to time with the Securities and Exchange Commission (the “SEC”).  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we do not have a policy of doing so.  You should, however, review the factors and risks we describe in our “Risk Factors” (Item 1A) in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, in this Quarterly Report on Form 10-Q, and in any future filings we may make from time to time with the SEC.

ii

PART I - FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,509,347	$11,628,329
Investments - short term	52,337,888	65,751,039
Receivables - trade	54,081	8,050
Receivables - other	428,406	468,380
Inventory	3,559,512	2,258,193
Prepaid expenses	714,262	588,063
Total current assets	73,603,496	80,702,054
Investments - long term	5,999,780	15,001,765
Prepaid expenses - long term	10,298	5,252
Property and equipment, net	8,773,890	7,592,820
Capitalized patent license fees, net	2,261,465	1,867,937
Deposits	415,000	385,000
Total assets	$91,063,929	$105,554,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,461,518	$1,670,830
Accrued payroll, employee benefits and payroll taxes	1,875,355	2,590,126
Other accrued expenses	2,810,071	1,908,680
Current portion of capital lease obligations	83,060	78,665
Deferred revenue	973,849	971,188
Total current liabilities	7,203,853	7,219,489
Accrued rent - related party	592,659	419,465
Capital lease obligations	173,900	215,644
Deferred revenue	14,094,226	14,578,490
Total liabilities	22,064,638	22,433,088

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,001,018 shares issued and outstanding as of June 30, 2011; 27,925,984 shares issued and outstanding as of December 31, 2010	28,001	27,926
Additional paid-in capital	212,607,411	210,553,647
Accumulated other comprehensive income (loss)	15,601	(2,462)
Accumulated deficit	(143,651,722)	(127,457,371)

Total stockholders’ equity	68,999,291	83,121,740
Total liabilities and stockholders’ equity	$91,063,929	$105,554,828

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$72,868	$0	$148,912	$0
Royalty income	124,281	132,432	207,451	245,290
Sublicense fee income	242,132	242,132	481,603	481,603
Total revenues	439,281	374,564	837,966	726,893
Costs and expenses:
Cost of sales (exclusive of depreciation and
amortization shown separately below)	9,136	0	21,834	0
Research and development (a)	3,763,403	3,934,333	7,848,235	8,117,883
General and administrative (b)	4,653,058	3,252,066	8,675,315	7,080,975
Depreciation and capital lease amortization	270,102	325,604	534,350	643,892
Patent license fee amortization	9,551	546,136	17,609	1,092,258
Total costs and expenses	8,705,250	8,058,139	17,097,343	16,935,008
Loss from operations	(8,265,969)	(7,683,575)	(16,259,377)	(16,208,115)

Interest expense, net	(1,727)	(584)	(2,342)	(2,332)
Investment income, net	26,493	29,274	66,170	60,801
Gain (loss) on disposal of equipment and other transactions	166	(200)	1,198	(27,680)
Loss before income taxes	(8,241,037)	(7,655,085)	(16,194,351)	(16,177,326)
Income taxes	0	0	0	0
Net loss	$(8,241,037)	$(7,655,085)	$(16,194,351)	$(16,177,326)

Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.58)	$(0.73)

Weighted average shares used to compute basic and diluted net loss per share	27,983,648	22,120,996	27,957,662	22,016,584

Related party disclosures:
(a) Research and development includes professional fees to related parties	$5,500	$0	$5,500	$875
(b) General and administrative includes rent and operating expenses to related parties	$477,603	$434,659	$956,587	$878,744

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(16,194,351)	$(16,177,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and capital lease amortization expense	534,350	643,892
Patent license fee amortization	17,609	1,092,258
Net unrealized loss on foreign currency translation	(1,838)	0
Non-cash stock-based compensation expense	1,874,257	1,891,729
Non-cash issuance of common stock	15,637	20,012
Bad debt expense	679	0
Loss on disposal of equipment	0	200
Changes in operating assets and liabilities:
Receivables	(6,736)	319,306
Inventory	(1,301,319)	(31,685)
Prepaid expenses	(131,245)	(127,440)
Deposits	-	(12,750)
Accounts payable, accrued payroll and other accrued expenses	150,502	(1,057,292)
Deferred revenue	(481,603)	(481,603)
Net cash used in operating activities	(15,524,058)	(13,920,699)

Cash flows from investing activities
Capitalized patent license fees	(411,137)	(422,135)
Equipment deposits	(30,000)	0
Purchases of property and equipment	(1,715,420)	(258,598)
Purchases of investments	(46,209,964)	(45,166,264)
Sales of investments	68,645,000	47,000,000
Net cash provided by investing activities	20,278,479	1,153,003

Cash flows from financing activities
Payments on capital lease obligations	(37,349)	(42,636)
Payments related to shelf registration statement and financing	0	(15,768)
Issuance of common stock under compensation plans	163,946	342,273
Net cash provided by financing activities	126,597	283,869

Net increase (decrease) in cash and cash equivalents	4,881,018	(12,483,827)
Cash and cash equivalents, beginning of period	11,628,329	21,543,347
Cash and cash equivalents, end of period	$16,509,347	$9,059,520

Supplemental disclosures of cash flow information
Interest paid	$2,850	$2,545

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of June 30, 2011, the subsidiaries in the United Kingdom and Australia have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.  The subsidiary in Canada was established in 2010 to facilitate sales activities in Canada for Augment® Bone Graft (“Augment”), the Company’s first orthopedic product, which received regulatory approval from Health Canada in the fourth quarter of 2009.  As of June 30, 2011, the Canadian subsidiary had one employee and had incurred certain operational expenses.  BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by the Company in 2011 to facilitate product sales activities in the United States.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011.

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

2.	Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 11 below). ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its condensed consolidated financial statements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

2.	Recent Accounting Pronouncements (continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Early application is permitted. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its condensed consolidated financial statements.

3.	Net Loss Per Share

The Company calculates net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share) (“ASC 260”).  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding.  Common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

The Company had potentially dilutive common stock equivalents outstanding representing 3,101,163 shares of common stock as of June 30, 2011 and 2,818,065 shares of common stock as of June 30, 2010.  These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.  Therefore, the diluted earnings per share is the same as basic earnings per share.

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

The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,
	2011	2010
Net loss	$(8,241,037)	$(7,655,085)
Other comprehensive income (loss):
Net unrealized gain on foreign currency translation	2,957	0
Net unrealized (loss) gain on investments classified as available for sale	(8,917)	13,056
Comprehensive loss	$(8,246,997)	$(7,642,029)

	Six months ended June 30,
	2011	2010
Net loss	$(16,194,351)	$(16,177,326)
Other comprehensive income (loss):
Net unrealized loss on foreign currency translation	(1,838)	0
Net unrealized gain (loss) on investments classified as available for sale	19,901	(3,236)
Comprehensive loss	$(16,176,288)	$(16,180,562)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

In January 2008, the Company sold its remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  As a result of this transaction, the Company expects to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026.  See Note 12.

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

The Company has licensed a number of other third-party U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreements with ZymoGenetics, Inc. (“ZymoGenetics”) relating to such patents, the Company agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with such agreement, the Company was required to make minimum royalty payments for sales of an orthopedic product as follows: $1,000,000 in the first full year following the first commercial sale, and $1,500,000 and $2,500,000 in the second and third years, respectively.  As a result of the Company’s first shipment of Augment to a Canadian distributor in December 2009, the Company recognized $1,000,000 in royalty expense in its condensed consolidated statement of operations for the year ended December 31, 2010.

In October 2010, Bristol-Myers Squibb Company (“BMS”) acquired ZymoGenetics and assumed ZymoGenetics’ rights and responsibilities under the licensing agreements.  In June 2011, the Company entered into an Amendment to Patent License Agreement (“Licenses Amendment”) with BMS which converts the Company’s exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF.  The Licenses Amendment provides for a one-time, final payment from the Company to BMS totaling $1,500,000, which was paid in July 2011.  This payment consisted of $1,000,000 recognized as royalty expense in 2010, and $500,000 recognized as royalty expense in the condensed consolidated statement of operations for the six months ended June 30, 2011.  No further royalty payments are due from the Company to BMS in accordance with the amendment. See Note 12.

The royalty expense incurred by the Company is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations in accordance with the accounting guidance of ASC 605-45-45, Principal Agent Considerations, and ASC 705, Cost of Sales and Services.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.	Royalty Income, Royalty Expense and Sublicense Fee Income (continued)

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

6.	Inventory

Inventory is summarized as follows:

	June 30, 2011	December 31, 2010
Raw materials	$822,568	$1,413,306
Work in progress	2,397,791	902,550
Finished goods	364,059	234,206
	3,584,418	2,550,062
Reserve for obsolescence	(24,906)	(291,869)
	$3,559,512	$2,258,193

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products.  Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging.  Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment ready for sale.  Shipping and handling costs are included in the cost of sales of the product.  An allowance has been recorded as of June 30, 2011 for shrinkage.  An allowance recorded as of December 31, 2010 consisted of $9,420 for shrinkage, and $282,449 for a product batch that was scrapped in the second quarter of 2011.

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

7.	Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2011	December 31, 2010
Equipment, IT hardware and purchased software	$3,401,012	$3,236,367
Furniture and fixtures	745,810	735,892
Leased equipment	302,987	190,208
Construction in process	0	1,160,301
Leasehold improvements	6,223,362	4,049,917
Equipment, IT hardware, purchased software, furniture and fixtures and leased equipment, not placed in service	4,756,001	4,342,143
	15,429,172	13,714,828
Less accumulated depreciation and amortization	(6,655,282)	(6,122,008)
	$8,773,890	$7,592,820

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

Since 2007, the Company has purchased equipment, IT hardware, purchased software, furniture and fixtures, and leased equipment that has not yet been placed into service.  As of June 30, 2011, these purchases include $4,192,279 in equipment that the Company intends to use in the new manufacturing and warehousing facility.  The Company expects to place this equipment into service when construction of the new facility is completed.  In addition, as of June 30, 2011, the Company has purchased $563,722 in lab equipment, IT software, hardware and network servers that have not yet been placed into service.  The Company expects to place this additional equipment into service in 2011.

In addition, the Company has incurred engineering design/planning costs and build-out construction costs for the new manufacturing and warehousing facility which were recorded in construction in process as of December 31, 2010.  As of June 30, 2011, the Company had cumulatively incurred $2,167,008 in such costs for the new facility, all of which were capitalized and transferred to leasehold improvements during the three months ended June 30, 2011.

As of June 30, 2011, under agreements with various contractors and equipment suppliers for engineering design and planning costs and build-out constructions costs for the new manufacturing and warehousing facility, as well as for the manufacture of equipment that will be used in the new facility, the Company has estimated purchase commitments of $150,704 remaining to be paid through the year 2012.  See also Note 13.
8.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters.  In August 2007, the Company paid a refundable deposit of $375,000 upon signing a lease agreement for approximately 30,000 square feet of space in the new facility intended to house certain of its manufacturing and warehousing operations.  In May 2011, the Company paid a $30,000 deposit for a tradeshow booth development project.

9.	Capitalized Patent License Fees

As of June 30, 2011, the Company owned or co-owned approximately six non-expired U.S. patents, approximately one U.S. patent which is a non-expired patent due to a patent term extension, a number of non-expired foreign patents, and numerous pending U.S. and foreign patent applications.  The Company has exclusively licensed approximately four non-expired U.S. patents and a number of non-expired foreign patents.

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment® Injectable Bone Graft (“Augment Injectable”), Augment® Rotator Cuff Graft (“Augment Rotator Cuff”) and the Company’s other product candidates in the pipeline.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life.  The termination dates of the patents range from June 2025 to January 2026.  As of June 30, 2011 and December 31, 2010, the Company had remaining capitalized costs totaling $2,304,770 and $1,893,633, respectively, and accumulated amortization of $43,305 and $25,696, respectively, related to the acquisition of its patent licenses.

Based on agreements in place and payments made as of June 30, 2011, amortization expense related to capitalized patent license fees is expected to be $36,589 for the year ending December 31, 2011 and $37,959 for each of the four years ending December 31, 2015.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.	Investments

As of June 30, 2011, the Company had short-term investments of $52,337,888 classified as available-for-sale.  These short-term investments consist of $23,327,796 in U.S. government sponsored enterprise (“GSE”) securities, $10,090,801 in corporate bonds, $3,420,561 in municipal bonds, and $15,498,730 in commercial paper.  The short-term GSE securities have maturity dates ranging from July 2011 to May 2012 with coupon rates ranging from 0.091% to 3.625%.  The corporate bonds have maturity dates ranging from August 2011 to December 2011 with coupon rates ranging from 1.35% to 6.375%.  The municipal bonds have maturity dates ranging from December 2011 to March 2012 with coupon rates ranging from 2.0% to 5.5%. The commercial paper investments have maturity dates ranging from August 2011 to January 2012.

In addition, as of June 30, 2011, the Company had long-term investments of $5,999,780, consisting of three GSE securities with maturity dates ranging from July 2012 to December 2012 and coupon rates ranging from 0.33% to 0.75%.

During the three and six months ended June 30, 2011 and 2010, there were no declines in market value of investments judged by the Company to be other-than-temporary.  Realized gains and losses on investments in marketable securities sold are included in net investment income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

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

As of June 30, 2011, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,509,347	$0	$0	$16,509,347
Short-term investments (GSE securities, corporate & municipal bonds, and commercial paper)	52,337,888	0	0	52,337,888
Long-term investments (GSE securities)	5,999,780	0	0	5,999,780
Total cash and investments	$74,847,015	$0	$0	$74,847,015

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments consist of GSE securities, corporate and municipal bonds, and commercial paper classified as available for sale.  The Company’s long-term investments consist of three GSE securities with maturity dates ranging from July 2012 to December 2012 and coupon rates ranging from 0.33% to 0.75%.  The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s short-term and long-term investments.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.	Other Accrued Expenses

Other accrued expenses are summarized as follows:

	June 30, 2011	December 31, 2010
Royalties payable	$1,536,706	$1,004,465
Professional fees	831,858	728,956
Taxes and licenses	25,952	89,206
Inventory	106,132	0
Patent costs	69,527	56,273
Facilities, supplies, equipment & utilities	227,769	21,262
Sales commissions payable	6,755	3,451
Other	5,372	5,067
	$2,810,071	$1,908,680

Royalties payable includes $1,500,000 and $1,000,000 recorded as of June 30, 2011 and December 31, 2010, respectively, representing royalties due under the Company’s 2001 and 2003 Patent License Agreements with ZymoGenetics.  In July 2011, after signing the Licenses Amendment in June 2011, the Company paid to BMS a one-time payment of $1,500,000 as final payment under the Company’s license agreements with ZymoGenetics.  No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) will be due under the ZymoGenetics agreements.  See Note 5 for more information.

13.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments. Except as described below, the Company is not a party to any legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against the Company, its chief executive officer and its chief financial officer on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the Company, its chief executive officer and its chief financial officer violated federal securities laws by making materially false and misleading statements regarding the Company’s business, operations, management, future business prospects and the intrinsic value of the Company’s common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  If the Company is not successful in its defense of such litigation, the Company could be forced to make significant payments to, or enter into other settlements with, its stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on the Company’s business, operating results and financial condition.  Additional lawsuits with similar claims may be filed by other parties against the Company and its officers and directors.  Even if such claims are not successful, this litigation or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs and have a significant adverse impact on the Company’s reputation and divert management’s attention and resources, which could have a material adverse effect on the Company’s business, operating results or financial condition.

The Company plans to vigorously defend against the claims.  The outcome of this litigation is uncertain, however, and the Company cannot currently predict the manner and timing of the resolution of the lawsuit, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuit.

Manufacturing and Warehousing Facility and Equipment

The Company has executed agreements with various contractors and suppliers for engineering design/planning costs and build-out constructions costs for the new manufacturing and warehousing facility as well as for the manufacture of equipment that will be used in the new facility.  As of June 30, 2011, the Company had incurred $2,167,008 in engineering design/planning costs and build-out constructions costs for the new facility and has paid a total of $4,192,279 for the equipment.  See Note 7 for more information.  In addition, under these agreements, the Company has estimated remaining purchase commitments of $67,704 and $83,000 for the years ending December 31, 2011 and 2012, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.	Commitments and Contingencies (continued)

Employment Agreements

The Company has employment contracts with several individuals, which provide for base salaries, potential annual cash bonuses and long-term equity incentives. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics and with Cam Bioceramics BV.  Under these agreements, the Company has agreed to certain minimum purchase commitments and/or binding orders of which there are commitments and binding orders of $2,213,344 for 2011 and estimated commitments and binding orders of $2,968,970 for 2012.

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

Historically, the long-term incentive compensation under the stock incentive plan granted by the Company has consisted primarily of stock options.  The stock options granted by the Company to employees are generally structured to qualify as ISOs and/or NQSOs, and stock options granted to non-employees, such as directors and consultants, are structured as NQSOs.  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements.  If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company receives a tax deduction for the exercise of NQSOs.  The Company has not recognized any income tax benefit for the three and six months ended June 30, 2011 and 2010 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

14. Stock-Based Compensation (continued)

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three and six months ended June 30, 2011 and 2010 as follows:

	2011	2010
Risk free interest rate	2.30%	2.30%
Expected dividend yield	0%	0%
Volatility factor of the expected market price	76%	76% - 77%
Forfeiture rate	9.0%	6.2%
Weighted average expected life of the option	4.4 to 8.0 years	4.3 to 8.0 years

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

The stock incentive plan includes an “evergreen” provision that allows for an automatic increase to the aggregate pool of stock options available under the plan to occur on January 1st of each year. Under this evergreen provision, each year the aggregate pool of stock reserved for issuance under the stock incentive plan will automatically increase to the lesser of 17% of the then outstanding capital stock or a stated number of shares as an evergreen cap, or a lesser amount set by the board of directors.  As of June 30, 2011, a total of 6,019,723 shares of common stock have been authorized by the board of directors for issuance under the stock incentive plan.  In addition, as of June 30, 2011, a total of 3,101,163 options to purchase shares of common stock were issued and outstanding and a total of 1,329,063 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 1,589,497 shares of common stock remaining available for future issuance in connection with the stock incentive plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three and six months ended June 30, 2011, the Company granted stock options to purchase an aggregate of 134,680 and 718,830 shares of its common stock, respectively, to employees under the stock incentive plan at a weighted-average exercise price of $7.49 and $12.35 per share, respectively.  During the three and six months ended June 30, 2010, the Company granted stock options to purchase an aggregate of 42,690 and 674,728 shares of its common stock, respectively, to employees under the stock incentive plan at a weighted-average exercise price of $12.66 and $11.92 per share, respectively.

There were 44,646 and 62,805 shares of common stock issued upon option exercises during the three and six months ended June 30, 2011, respectively. There were 18,234 and 294,571 shares of common stock issued upon option exercises during the three and six months ended June 30, 2010, respectively.

In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the stock incentive plan totaling $974,292 and $1,874,257 for the three and six months ended June 30, 2011, respectively, and $990,163 and $1,891,729 for the three and six months ended June 30, 2010, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

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

As of June 30, 2011, a total of 99,014 shares of common stock remain available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $5,670 and $15,637 during the three and six months ended June 30, 2011, respectively, and $6,752 and $20,012 during the three and six months ended June 30, 2010, respectively.

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

 As of June 30, 2011, there were 41,344 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company records stock-based compensation expense in connection with the 401(k) at the time of the Company match at year-end.  Accordingly, the Company has not recorded stock-based compensation expense in connection with the 401(k) plan for the three and six months ended June 30, 2011 and 2010, respectively.

Amended and Restated Certificate of Incorporation

In June 2011, at the Company’s 2011 annual meeting of stockholders, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of shares of the Company’s common stock, par value $0.001 per share, authorized for issuance from 37,500,000 to 100,000,000.

15.	Income Taxes

At June 30, 2011, the Company had federal net operating loss (“NOL”) carryforwards of $112,358,741, of which $2,312,009 originated from the disqualifying disposition of stock options.  The federal NOL carryforwards will begin to expire in 2022.  State NOL carryforwards at June 30, 2011 totaled $99,581,637 and will expire between 2013 and 2031.  Foreign NOL carryforwards at June 30, 2011 totaled $288,266 and will begin to expire in 2030.  To the extent of NOL carryforwards related to the stock option deductions for disqualifying dispositions, when realized, the resulting benefits will be credited to stockholders’ equity.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2011 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2011.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
15.	Income Taxes (continued)

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

The Company incurred net operating losses, and no income tax expense has been recorded, for the three and six months ended June 30, 2011 and 2010.

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

As a result of implementing ASC 740, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties.  As a result, there was no effect on its financial position or results of operations as of and for the three and six months ended June 30, 2011 and 2010.

16.	Subsequent Events

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against the Company, its chief executive officer and its chief financial officer on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the Company, its chief executive officer and its chief financial officer violated federal securities laws by making materially false and misleading statements regarding the Company’s business, operations, management, future business prospects and the intrinsic value of the Company’s common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  If the Company is not successful in its defense of such litigation, the Company could be forced to make significant payments to, or enter into other settlements with, its stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on the Company’s business, operating results and financial condition.  Additional lawsuits with similar claims may be filed by other parties against the Company and its officers and directors.  Even if such claims are not successful, this litigation or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs, have a significant adverse impact on our reputation, and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

The Company plans to vigorously defend against the claims. The outcome of this litigation is uncertain, however, and the Company cannot currently predict the manner and timing of the resolution of the lawsuit, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuit.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Overview

We are a biotechnology company specializing in the development and commercialization of innovative bioactive products to promote the healing of musculoskeletal injuries and diseases, including orthopedic, sports medicine and spine applications.

Our product and product candidates include an engineered version of recombinant human platelet-derived growth factor BB (“rhPDGF-BB”), one of the principal wound healing and tissue repair stimulators in the body.  Our platform regenerative technology for promoting tissue healing and regeneration combines rhPDGF-BB with tissue specific matrices, when appropriate.   The matrices are engineered or natural scaffold materials, such as Beta Tri-Calcium Phosphate (“ß-TCP”), which have a history of demonstrated safety and efficacy in previous uses.

Our platform regenerative technology may offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. We believe that our product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and in some cases less invasive treatment options for the repair of bone, cartilage, tendons and ligaments, thus helping patients recover from their injuries and improving their quality of life.  Through the commercialization of this patented technology, we seek to become the leading company in the field of regenerative medicine.

We believe we have already demonstrated that our technology is safe and effective in stimulating bone regeneration with the U.S. Food and Drug Administration (“FDA”)  and Health Canada regulatory approvals of GEM 21S®, our first periodontal product, and with the Health Canada regulatory approval of Augment® Bone Graft (“Augment”), our first orthopedic product.  We have completed and continue to sponsor clinical trials with our three lead product candidates, including Augment, Augment® Injectable Bone Graft (“Augment Injectable”), and Augment® Rotator Cuff Graft (“Augment Rotator Cuff”), for use in multiple orthopedic and sports medicine indications including the treatment of foot and ankle fusions, the stimulation of wrist fracture healing, and the surgical treatment of rotator cuff tears.

A key business objective is obtaining FDA marketing approval of Augment for the treatment of foot and ankle fusions in the United States.  In May 2011, the FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopaedic and Rehabilitation Devices Panel (the “panel”) to review our Pre-Marketing Approval (“PMA”) application for Augment for the treatment of foot and ankle fusions in the United States.  FDA advisory committees typically convene a panel of clinicians, statisticians and other industry experts to review a PMA and determine if they believe there is a reasonable assurance that the device is safe and effective, and if the benefits of the device outweigh any risks posed by the device. The FDA is not bound by or limited to the advisory panel’s decisions. The panel voted in favor of Augment on each of these issues, voting:

▪	12 to 6 in support of the safety of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures;

▪	10 to 8 in support of the efficacy of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; and

▪	10 to 8 that Augment demonstrates a favorable benefit to risk profile for the same indication.

Augment received strong support among the foot and ankle specialists and oncologists on the panel with the three foot and ankle specialists and both of the oncologists voting in favor of Augment on each of the three recommendations.

Also during the panel meeting, the FDA presented the panel with a number of non-voting questions that sought the panel’s input with respect to various issues. The outcome of the discussion on the non-voting questions is summarized in the FDA’s 24-Hour Summary of the Orthopaedic and Rehabilitation Devices Panel Meeting, which is available on the FDA’s website.  As part of that discussion, the panel highlighted a number of issues that we anticipate the FDA may require us to address.  For example, the FDA may require additional pre- and post-approval clinical and non-clinical studies as conditions of Augment approval, which would delay such approval. We may be unable to design studies that satisfactorily address certain issues raised by the FDA.  Even if we are able to design adequate studies, such studies may be very time consuming and costly, and their results may be uncertain or negative.

We are now working with the FDA to obtain clarity regarding the regulatory pathway for Augment.  In July 2011, we had a constructive meeting with the FDA regarding their review of our Augment PMA application.  We expect to receive a follow-up letter from the FDA around September 2011 that will outline the post-panel requirements for approval of Augment; however, the FDA is not bound by a specific deadline. We will update our guidance on the projected timing for FDA approval of Augment following receipt of the FDA letter. We expect product sales revenues to commence from sales of Augment in the United States when, and if, approved.

Although we continue to incur expenses in connection with our preparation for an anticipated U.S. commercial launch of Augment, in view of the uncertainty regarding the timing of the FDA approval of Augment, we are re-evaluating all development and commercialization plans, and anticipate that we will seek to curtail expenses until we obtain greater clarity from the FDA regarding an approval pathway for Augment.  Such efforts may result in our delaying further increases in our staffing, delaying certain development programs, and postponing certain activities relating to the build-out of our warehouse, distribution and manufacturing facility.

We do not anticipate that our efforts to reduce expenses will impact our ongoing clinical studies. In April 2011, we initiated patient enrollment in a North American pivotal trial evaluating Augment Injectable in hindfoot fusion indications.  The study is approved to enroll 201 patients at 25 clinical centers.  To date, the trial has been approved at 19 hospitals and 28 patients have been enrolled.  Given certain comments made during the May 2011 panel meeting for Augment, we have re-engaged discussions with the FDA regarding the current Augment Injectable study design.  While no study design changes have been requested by the FDA since the panel meeting, we expect that the enrollment phase of the Augment Injectable clinical trial will be extended to around the middle of 2012.  The PMA filing will be submitted with the final 12-month safety and efficacy data.  Augment Injectable will follow a medical device approval pathway and has been assigned to the FDA’s Center for Devices and Radiological Health (“CDRH”).  Also, in June 2011, we reported that we completed enrollment of 30 patients in a pilot clinical trial to assess the safety and clinical utility of Augment Rotator Cuff for the repair of large rotator cuff tears.  This study’s objective is to determine the safety and performance of Augment Rotator Cuff for primary surgical treatment of full thickness rotator cuff tears.  To date, there have been no product related serious adverse events (“SAE”) attributed to Augment Rotator Cuff in the study.  We expect to release data from this trial in the first half of 2012.

We also remain focused on the commercial adoption of Augment in Canada, which was approved by Health Canada in the fourth quarter of 2009.  We have recorded product sales revenues of less than $0.2 million for the six months ended June 30, 2011.  We are utilizing a network of independent sales agents who are closely managed by us through our Canadian National Sales Manager.  We currently have over 30 independent sales representatives representing Augment throughout Canada. In April 2011, we expanded our product offering by gaining Health Canada approval of a new 1.5cc Augment product kit size and making it available to the Canadian market.  This new kit size supplements our standard 3cc product kit offering and provides surgeons with the flexibility to utilize an appropriate amount of product while eliminating potential waste.  Although we expect to see an increase in sales as a result of our distribution and product strategy, we do not anticipate significant revenues from sales of Augment in Canada.

We recently submitted a device application to a European regulatory agency for the approval of Augment.  We are seeking approval in Europe under the CE marking procedure, which is designed to provide a single marketing approval for all countries included in the European Union (“EU”).  We expect a regulatory decision on the European application in 2012.  In addition, we have submitted an application to the Therapeutic Goods Administration (“TGA”) for approval of Augment in Australia and expect a decision in the second half of 2011.

Various milestone payments were required under our agreements with Luitpold Pharmaceuticals, Inc. (“Luitpold”), Kensey Nash Corporation (“Kensey Nash”), and Novartis Vaccines and Diagnostics, Inc. (“Novartis”), as well as our intellectual property license agreements with ZymoGenetics, Inc. (“ZymoGenetics”) and Harvard University (“Harvard”).    In June 2011, we signed an Amendment to Patent License Agreements (“Licenses Amendment”) with Bristol-Myers Squibb Company (“BMS”), who acquired ZymoGenetics and our License Agreements therewith.  Under the Licenses Amendment, we paid BMS a one-time payment of $1.5 million as final payment under our 2001 and 2003 Patent License Agreements with ZymoGenetics.  No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) will be due under the ZymoGenetics agreements.  See “Milestone and Royalty Payments” below for more information on these and other payments.

Since our inception in 1999, we have incurred losses from operations each year.  As of June 30, 2011, our accumulated deficit was $143.7 million.  We recorded revenues of $0.8 million for the six months ended June 30, 2011, which consist of product sales, royalty income and sublicense fee income.  In view of our limited revenue at this time, we continue to closely monitor our cash and investments balance and manage expenses.  The uncertainty surrounding the FDA’s review of our PMA application for Augment as described above, as well as the continuing volatile business and economic environment, including the ensuing market instability and uncertainty, may continue to impact our general business strategy and may adversely affect our business, financial condition and results of operation.  Also, the economy may impact the demand for elective medical procedures that we are targeting with certain of our product candidates, or may impact the pricing that we may set for our products, if approved.  Accordingly, the impact of the FDA review process and the economy on commercial opportunities, such as our anticipated commercial launch of Augment in the United States, remains uncertain.  Although the size and timing of our future operating losses are subject to this significant uncertainty, we expect that operating losses may continue over the next several years as we continue to fund our research and development activities, clinical trials, and regulatory and commercialization efforts.

Financial Operations Overview

From our inception in 1999 through June 30, 2011, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, product sales and royalties.  The remaining proceeds of these activities are reflected in the balance of cash and investments totaling $74.8 million as of June 30, 2011, which includes $16.5 million in cash and cash equivalents and $58.3 million in short-term and long-term investments classified as available-for-sale consisting of U.S. government sponsored enterprise (“GSE”) securities, corporate and municipal bonds, and commercial paper.

Revenues

Our recent revenues have been limited and are comprised primarily of product sales, royalty income and sublicense fee income.  We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Royalty income for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, and is based on net sales of GEM 21S as reported to us by Luitpold, who owns the rights to GEM 21S and markets it through its Osteohealth Company in the United States and Canada.  We expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S in accordance with the terms and conditions of our 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold.

Sublicense fee income for the three and six months ended June 30, 2011 was $0.2 million and $0.5 million, respectively, and is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

A significant portion of our expenditures are incurred in connection with research and development activities.  As described in “Overview” above, as we re-evaluate all development and commercialization plans, we anticipate that we will seek to curtail expenses, including those related to research and development activities, until we obtain greater clarity from the FDA regarding an approval pathway for Augment.

We continue to incur research and development expenses related to our ongoing Augment Injectable pivotal clinical trial in Canada, Augment Rotator Cuff pilot clinical study in Canada, and North American pivotal trial for Augment Injectable.  However, our efforts to curtail research and development expenses may result in our delaying potential increases in our staffing of research and development personnel and delaying certain development programs.  We will make determinations as to which product candidates and development programs to advance and how much funding to direct to each on an ongoing basis in response to their scientific and clinical success.

Direct external costs represent significant expenses paid to third parties that specifically relate to the development and commercialization of our product and product candidates, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development spending for past periods is not indicative of spending in future periods.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2011 and 2010:
	Three months ended June 30,		Six months ended June 30,
Costs	2011	2010	2011	2010
Direct external:
Periodontal (1)	$37,116	$(14,428)	$44,583	$334
Orthopedic	841,908	933,786	1,682,919	2,161,461
Sports medicine	322,257	240,824	667,336	344,223
	1,201,281	1,160,182	2,394,838	2,506,018
Internal:
Periodontal	86,292	111,222	177,065	220,091
Orthopedic	1,742,581	2,049,559	3,773,579	4,079,412
Sports medicine	733,249	613,370	1,502,753	1,312,362
	2,562,122	2,774,151	5,453,397	5,611,865
Total	$3,763,403	$3,934,333	$7,848,235	$8,117,883

(1)	The direct external costs for the Periodontal program during the three months ended June 30, 2010 include a $31,800 reimbursement from Luitpold for expenses incurred.

General and Administrative Expenses

Our general and administrative expenses, which were $4.7 million and $8.7 million for the three and six months ended June 30, 2011, respectively, have increased as we expanded our sales and marketing networks to represent our products, as well as our manufacturing operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

As described in “Overview” above, as we re-evaluate all development and commercialization plans, we anticipate that we will seek to curtail expenses until we obtain greater clarity from the FDA regarding an approval pathway for Augment.  Our efforts to curtail general and administrative expenses may result in our delaying further increases in our staffing of general and administrative personnel and postponing certain activities relating to the build-out of our warehouse, distribution and manufacturing facility.

The successful development of Augment and our other product candidates is highly uncertain.  We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the establishment of marketing, sales and distribution;

•	the cost and timing associated with licensing, business relationships and similar arrangements;

•	the cost and timing of establishing clinical and commercial supplies of Augment and our other product candidates;

•	the timing and results of our pre-clinical research programs;

•	the effects of competing technologies and market developments; and

•	the industry demand and patient behavior as businesses and individuals cope with the current economic volatility and uncertainty.
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

Our first product, GEM 21S, was approved by the FDA in November 2005.  As a result of the FDA approval, we received a $15.0 million milestone payment from Luitpold in December 2005.  In December 2007, we received a $5.0 million milestone payment from Luitpold upon the second anniversary of the FDA approval.  Also as a result of the FDA approval, we were required to make milestone payments of $5.0 million to Novartis and a total of $7.1 million to certain patent licensors.  The patent license fees were paid to our licensors as a result of FDA approval and receipt of the milestone payments from Luitpold upon FDA approval, and were capitalized and amortized over the remaining life of the patents.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreements with ZymoGenetics relating to such patents, we had agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with such patent agreements, we were required to make minimum royalty payments for sales of an orthopedic product as follows: $1.0 million in the first full year following the first commercial sale, and $1.5 million and $2.5 million in the second and third years, respectively.  As a result of our first shipment of Augment to a Canadian distributor in December 2009, we recognized $1.0 million in royalty expense in our condensed consolidated statement of operations for the year ended December 31, 2010.

In October 2010, BMS acquired ZymoGenetics and thereby assumed ZymoGenetics’ rights and responsibilities under our licensing agreements therewith.  In June 2011, we signed the Licenses Amendment with BMS which converts our exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF.  The Licenses Amendment provides for a one-time, final payment from us to BMS totaling $1.5 million, which was paid in July 2011.  This payment consisted of $1.0 million recognized as royalty expense in the condensed consolidated statement of operations for the fiscal year ended December 31, 2010, and $0.5 million recognized as royalty expense for the six months ended June 30, 2011.  No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, or sublicense fees) will be due from us to BMS under the ZymoGenetics agreements.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Net loss for the three months ended June 30, 2011 was $8.2 million, or $0.29 per diluted share, compared to net loss of $7.7 million, or $0.35 per diluted share, for the same period in 2010.  We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue

We have recorded product sales revenues of less than $0.1 million for the three months ended June 30, 2011.  For sales of Augment in Canada, we are utilizing a network of independent sales agents who are closely managed by us through our Canadian National Sales Manager.  We currently have over 30 independent sales representatives representing Augment throughout Canada.  We have supplemented these efforts with three additional Regional Product Specialists based in the United States, providing technical product support to sales representatives, surgeons and hospital administration.  Although we expect to see an increase in sales as a result of our distribution strategy, we do not anticipate significant revenues from sales of Augment in Canada.

We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 was $9,136.  There were no product sales revenues and no cost of sales for the three months ended June 30, 2010.  Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our condensed consolidated statements of operations.

Royalty and Sublicense Fee Income

Royalty income for the three months ended June 30, 2011 was $0.1 million compared to $0.1 million for the same period in 2010.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the three months ended June 30, 2011 and 2010, Luitpold’s net sales of GEM 21S as reported to us were $1.2 million and $1.3 million, respectively.

Sublicense fee income for the three months ended June 30, 2011 was $0.2 million compared to $0.2 million for the same period in 2010.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages and related benefits, payroll taxes and stock compensation expense for internal R&D personnel, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the three months ended June 30, 2011 were $3.8 million compared to $3.9 million for the same period in 2010.  The $0.1 million decrease resulted primarily from a decrease in clinical trial expenses as well as a reduction in staffing in the research and development function.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $4.7 million, compared to $3.3 million for the same period in 2010.  The $1.4 million increase resulted from:

▪	an increase of $0.5 million in royalty expense, as described further in “Milestone and Royalty Payments” above;

▪	an increase of $0.5 million in the customer service, sales and marketing departments, particularly in connection with our preparation for an anticipated U.S. commercial launch of Augment; and

▪	an increase of $0.4 million in general activities such as recruiting and relocation, charitable contributions, rent,

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended June 30, 2011 was $0.3 million compared to $0.3 million for the same period in 2010.  During the three months ended June 30, 2011, we purchased equipment, computers and software totaling $0.5 million.  In addition, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized during the quarter.

Patent License Fee Amortization

Patent license fee amortization for the three months ended June 30, 2011 was $9,551, compared to over $0.5 million for the same period in 2010.  In 2010, we wrote-off certain capitalized costs totaling $12.4 million related to patents that had expired and were fully amortized as of year-end 2010.  Ongoing amortization expense is attributable to the capitalization of the remaining patent license fees, which amounted to a cumulative $2.3 million as of June 30, 2011.

Interest and Investment Income

Total net interest and investment income for the three months ended June 30, 2011 was $24,766 compared to $28,690 for the same period in 2010.  Interest rates earned on our cash and cash equivalents averaged 0.01% during both three-month periods ended June 30, 2011 and 2010.

Six Months Ended June 30, 2011 and 2010

Net loss for the six months ended June 30, 2011 was $16.2 million, or $0.58 per diluted share, compared to net loss of $16.2 million, or $0.73 per diluted share, for the same period in 2010.  We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue

We have recorded product sales revenues of less than $0.2 million for the six months ended June 30, 2011.  For sales of Augment in Canada, we are utilizing a network of independent sales agents who are closely managed by us through our Canadian National Sales Manager.  We currently have over 30 independent sales representatives representing Augment throughout Canada.  We have supplemented these efforts with three additional Regional Product Specialists based in the United States, providing technical product support to sales representatives, surgeons and hospital administration.  Although we expect to see an increase in sales as a result of our distribution strategy, we do not anticipate significant revenues from sales of Augment in Canada.

We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 was $21,834.  There were no product sales revenues and no cost of sales for the six months ended June 30, 2010.  Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our condensed consolidated statements of operations.

Royalty and Sublicense Fee Income

Royalty income for the six months ended June 30, 2011 was $0.2 million, compared to $0.2 million for the same period in 2010.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the six months ended June 30, 2011 and 2010, Luitpold’s net sales of GEM 21S as reported to us were $2.1 million and $2.4 million, respectively.

Sublicense fee income for the six months ended June 30, 2011 was $0.5 million compared to $0.5 million for the same period in 2010.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages and related benefits, payroll taxes and stock compensation expense for internal R&D personnel, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the six months ended June 30, 2011 were $7.8 million compared to $8.1 million for the same period in 2010.  The $0.3 million decrease resulted primarily from a $0.3 million decrease in clinical trial expenses and a $0.2 million decrease in salaries, benefits, payroll taxes and stock compensation costs, offset by a $0.2 million increase in regulatory expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $8.7 million, compared to $7.1 million for the same period in 2010.  The $1.6 million increase resulted from:

▪	an increase of $0.5 million in royalty expense, as described further in “Milestone and Royalty Payments” above;

▪	an increase of $1.3 million in the customer service, sales and marketing departments, particularly in connection with our preparation for an anticipated U.S. commercial launch of Augment; and

▪	a decrease of $0.2 million in general activities such as recruiting and relocation, charitable contributions, rent, utilities, taxes, licenses, and travel.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the six months ended June 30, 2011 was $0.5 million compared to $0.6 million for the same period in 2010.  During the six months ended June 30, 2011, we purchased equipment, computers and software totaling $0.7 million.  In addition, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized during the six months ended June 30, 2011.

Patent License Fee Amortization

Patent license fee amortization for the six months ended June 30, 2011 was $17,609, compared to approximately $1.1 million for the same period in 2010.  In 2010, we wrote-off certain capitalized costs totaling $12.4 million related to patents that had expired and were fully amortized as of year-end 2010.  Ongoing amortization expense is attributable to the capitalization of the remaining patent license fees, which amounted to a cumulative $2.3 million as of June 30, 2011.

Interest and Investment Income

Total net interest and investment income for the six months ended June 30, 2011 was $63,828 compared to $58,469 for the same period in 2010.  Interest rates earned on our cash and cash equivalents averaged 0.01% during both six-month periods ended June 30, 2011 and 2010.

Provision for Income Taxes

At June 30, 2011, we had federal net operating loss (“NOL”) carryforwards of $112.4 million, of which $2.3 million originated from the disqualifying disposition of stock options.  The federal NOL carryforwards will begin to expire in 2022.  State NOL carryforwards at June 30, 2011 totaled $99.6 million and will expire between 2013 and 2031.  Foreign NOL carryforwards at June 30, 2011 totaled $0.3 million and will begin to expire in 2030.  To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2011, net cash used in operating activities was $15.5 million, primarily consisting of salaries & benefits, clinical trials, research and development activities and general corporate operations.

Net cash provided by investing activities was $20.3 million for the six months ended June 30, 2011 and consisted of net sales of short-term and long-term investments, purchases of property and equipment and purchases of capitalized patent costs.  We have incurred costs related to a new building intended to house certain aspects of our manufacturing and warehousing operations.  For the six months ended June 30, 2011, these costs have included $1.0 million in engineering design/planning and build-out construction costs (for a cumulative total of $2.2 million as of June 30, 2011), which have been capitalized as leasehold improvements, and $0.1 million in equipment that has not yet been placed into service (for a cumulative total of $4.2 million as of June 30, 2011).

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2011 and consisted of net proceeds from issuance of common stock under our stock-compensation plans.

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

In June 2011, at our 2011 annual meeting of stockholders, our stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock, par value $0.001 per share, authorized for issuance from 37,500,000 to 100,000,000.

Royalties and Milestones

In January 2008, we sold our remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  As a result of this transaction, we expect to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026.  For the six months ended June 30, 2011 and 2010, we recorded royalty income in our condensed consolidated statements of operations of $0.2 million and $0.2 million, respectively.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. As a part of the licensing agreements relating to such patents, we had agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with an amendment to the Patent License Agreement, we paid a $1.5 million royalty in July 2011.  In addition, various other milestone and royalty payments may be required under our agreements with Luitpold, Kensey Nash, Novartis and/or Harvard.  Refer to “Financial Operations Overview - Milestone and Royalty Payments” for more information regarding these royalty and milestone payments.

Cash and Cash Equivalents and Investments

As of June 30, 2011, the remaining net proceeds from our net cash flows, capital offerings, the 2008 sale of our orofacial therapeutic business, including GEM 21S, and our royalties and milestones have been invested conservatively in cash and cash equivalents and investments in GSE securities, corporate bonds, municipal bonds and commercial paper.

At June 30, 2011, we had $16.5 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at June 30, 2011, we had $52.3 million in short-term investments classified as available-for-sale consisting of $23.3 million in GSE securities, $10.1 million in corporate bonds, $3.4 million in municipal bonds and $15.5 million in commercial paper. The short-term GSE securities have maturity dates ranging from July 2011 to May 2012 with coupon rates ranging from 0.091% to 3.625%.  The corporate bonds have maturity dates ranging from August 2011 to December 2011 with coupon rates ranging from 1.35% to 6.375%.  The municipal bonds have maturity dates ranging from December 2011 to March 2012 with coupon rates ranging from 2.0% to 5.5%. The commercial paper investments have maturity dates ranging from August 2011 to January 2012.  In addition, as of June 30, 2011, we had long-term investments of $6.0 million, consisting of three GSE securities with maturity dates ranging from July 2012 to December 2012 and coupon rates ranging from 0.33% to 0.75%.

We believe that the June 30, 2011 balance of our cash and cash equivalents and investments, which includes net proceeds from the sale of our orofacial therapeutic business in 2008 and from additional capital resources secured in 2010 as described above, will be sufficient to meet our anticipated cash requirements at least through early 2013.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 11 below). ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 to have a material impact on our condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Early application is permitted. We do not expect the adoption of ASU 2011-05 to have a material impact on our condensed consolidated financial statements.

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

The components of our comprehensive losses for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):
	Three months ended June 30,
	2011 (in thousands)	2010 (in thousands)
Net loss	$(8,241)	$(7,655)
Other comprehensive loss:
Net unrealized gain on foreign currency translation	3	—
Net unrealized (loss) gain on investments classified as available for sale	(9)	13
Comprehensive loss	$(8,247)	$(7,642)

	Six months ended June 30,
	2011 (in thousands)	2010 (in thousands)
Net loss	$(16,194)	$(16,177)
Other comprehensive loss:
Net unrealized loss on foreign currency translation	(2)	—
Unrealized gain (loss) on investments classified as available for sale	20	(3)
Comprehensive loss	$(16,176)	$(16,180)

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates averaging 0.01% during the six months ended June 30, 2011.  We have not used derivative financial instruments for speculation or trading purposes.

At June 30, 2011, we had $16.5 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at June 30, 2011, we had $52.3 million in short-term investments classified as available-for-sale and consisting of GSE securities, corporate bonds, municipal bonds and commercial paper. Also at June 30, 2011, we had $6.0 million in long-term investments in GSE securities.  These short-term and long-term investments have maturity dates ranging from July 2011 to December 2012 and coupon rates ranging from 0.091% to 6.375%.

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

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against us, our chief executive officer and our chief financial officer on behalf of certain purchasers of our common stock.  The complaint alleges that we, our chief executive officer and our chief financial officer violated federal securities laws by making materially false and misleading statements regarding our business, operations, management, future business prospects and the intrinsic value of our common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  If we are not successful in our defense of such litigation, we could be forced to make significant payments to, or enter into other settlements with, our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results and financial condition.  Additional lawsuits with similar claims may be filed by other parties against us and our officers and directors.  Even if such claims are not successful, this litigation or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs, have a significant adverse impact on our reputation, and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.  We plan to vigorously defend against the claims.  The outcome of this litigation is uncertain, however, and we cannot currently predict the manner and timing of the resolution of the lawsuit, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuit.

We are not a party to any other legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on our business, financial condition and results of operations.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as described below.  This description includes any material changes to and supersedes the description of the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  The risks disclosed in these risk factors could materially affect our business, financial condition and/or operating results. The risks described below may not be the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

Current economic uncertainty could adversely affect our operations.

Our business, financial condition and operating results may be adversely affected by the economic conditions in the countries in which we operate or seek to operate.  For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved.  Accordingly, the impact of the economy on commercial opportunities, such as our anticipated product launch in the United States for Augment, remains uncertain.  In addition, given the current economic and regulatory environment, we are continuously assessing our expenses.  If the current equity and credit markets do not improve, or if they deteriorate further, it may make any necessary debt or equity financing more difficult, more costly, more dilutive, or completely unavailable to us.  From time to time, we may consider expense or other reductions.  We believe our existing cash and investments, which include approximately $45.0 million in net proceeds from our public stock offering in 2010, will be sufficient to meet our anticipated cash requirements at least through early 2013.  Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price, and could require us to delay or abandon product development or commercialization plans, or plans to acquire additional technology.

There is a risk that one or more of our suppliers, clinical investigators, consultants and other partners may encounter financial difficulties, which would directly affect our ability to attain our operating goals on schedule and on budget.

Current economic conditions may also adversely affect our potential customers, including patients, medical professionals and their practices, hospitals and other health care providers.  These conditions may also impact the overall amount spent on healthcare generally. This could result in a decrease in the demand for our products, longer sales cycles, slower adoption of our new technology and increased price competition.

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

We are subject to the risk that:

•
the FDA, Health Canada or any other foreign regulatory authority finds some or all of our product candidates ineffective or unsafe or that benefits of a product candidate do not outweigh the associated risks;

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

Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials.  In particular, we depend upon Novartis to supply us with sufficient quantities of rhPDGF-BB for commercial production and clinical development activities and to meet the commercial demand for our product. We are obligated to purchase minimum specified quantities of rhPDGF-BB.  We currently do not have an alternative source of rhPDGF-BB.  With the production of Augment finished goods inventory in anticipation of product launch, we have depleted our current inventory of rhPDGF-BB.  If we are not able to obtain rhPDGF-BB from Novartis, we may not be able to meet our supply obligations to Luitpold for rhPDGF-BB, or manufacture commercial or clinical inventory of any product candidate that contains rhPDGF-BB, including our lead product candidates, Augment, Augment Injectable, and Augment Rotator Cuff.  Based on our current forecasts for our and Luitpold’s rhPDGF-BB needs, our planned clinical study programs for our product candidates and our anticipated pre-clinical studies, sales forecasts of Augment, and finished goods currently in inventory, our minimum purchase commitments of rhPDGF-BB in 2011 should meet our needs for approximately the next 12 to 18 months.  Our agreement with Novartis may be terminated under certain circumstances.  Under the terms of our supply agreement, Novartis is required to support our efforts to establish our continued production of rhPDGF-BB should it terminate the agreement; however, establishing a manufacturing process to replace Novartis’ may take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort.

We have established certain relationships with ß-TCP suppliers and obtain matrix materials from Kensey Nash and Integra.  We are also continuing to evaluate ß-TCP products and other matrices from other potential suppliers for use in orthopedic and sports medicine applications. There is a risk that we will not be able to secure adequate sources of rhPDGF-BB, ß-TCP, or other matrix materials to meet our clinical and commercial needs for our products and product candidates.

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

We are moving forward with plans to occupy a new warehouse and distribution facility in the same complex as our headquarters in Franklin, Tennessee. We also intend to move certain steps of the later stages of the manufacturing process of our orthopedic and sports medicine product and product candidates into that facility, including final formulation, filling the vials that will be packaged in the finished kits, and assembling the kits. The building shell was completed in late 2009, and the build out of the warehouse and distribution facility was completed in June 2011.  In order to qualify the facility as a GMP manufacturing facility, the build out must be complete, the utility systems, process and testing equipment must be installed and qualified, regulatory filings must be assembled and filed, and regulatory agency inspections must be passed prior to receiving approval. We anticipate that the manufacturing facility will be approved for commercial operations within two years of our starting the manufacturing build out.  There can be no assurance, however, that the FDA will approve the manufacturing facility.

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

Although we are in the process of planning for a future sales network to represent Augment if approved in the United States, we currently do not have a dedicated sales force and have limited experience in the sales, marketing and distribution of regenerative protein therapeutic-device combination products or drug products.  In order to commercialize our product candidates, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions.  We have begun to develop our sales capabilities by hiring internal sales management and establishing contractual relationships with third-party sales representatives.  However, delays in the FDA’s approval of Augment may jeopardize those relationships.  We may not be able to attract additional qualified personnel to serve in our sales and marketing organization, or retain those we have hired or with which we have contracted.  If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

The cost of establishing and maintaining a sales and marketing organization may exceed its cost effectiveness. If we fail to develop sales and marketing capabilities, if our sales efforts are not effective or if costs of developing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

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

As a small company with 97 employees as of June 30, 2011, our success depends on the continuing contributions of our management team and scientific personnel and on maintaining relationships with the network of medical and academic centers that conduct our clinical trials.  We depend on the services of our key scientific employees and the principal members of our management staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel.  We face intense competition in our hiring efforts from other pharmaceutical and biotechnology companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel.  The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We face an inherent risk of liability in the event that the use or misuse of Augment or our product candidates results in personal injury or death.

The use of our product candidates in clinical trials and the sale of any approved products may expose us to product liability claims which could result in financial losses. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which is the subject of any such claim. Off-label use of our products may occur. While we do not promote any off-label use, such off-label uses of products are common and the FDA does not regulate a physician’s choice of treatment. Off-label use or misuse of any product for which we obtain approval may subject us to additional liability which may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we and/or our executive officers or directors may be named as defendants in lawsuits or involved in regulatory inquiries, which could result in substantial costs and divert management’s attention.

Biotech companies with volatile stocks often are the subject of securities class actions and derivative lawsuits.   Similarly, stock price volatility as well as the timing of disclosures relating to FDA or other regulatory developments may create interest on the part of self-regulatory organizations and/or the Securities and Exchange Commission.  Recently, following various recent regulatory developments and a period of stock price volatility, we received regulatory inquiries to which we are now responding in the ordinary course.  Also, in July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against us, our chief executive officer and our chief financial officer on behalf of certain purchasers of our common stock.  The complaint alleges that we, our chief executive officer and our chief financial officer violated federal securities laws by making materially false and misleading statements regarding our business, operations, management, future business prospects and the intrinsic value of our common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  If we are not successful in our defense of such litigation, we could be forced to make significant payments to, or enter into other settlements with, our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition.  Additional lawsuits with similar claims may be filed by other parties against us and our officers and directors.  Even if such claims are not successful, this litigation or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs, have a significant adverse impact on our reputation, and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing in the United States. Some of our product candidates, including Augment and Augment Injectable, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. For the current orthopedic indications, Augment and Augment Injectable are being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. Augment and Augment Injectable require an approved Pre-Marketing Application (“PMA”) before they can be marketed in the United States.

We previously submitted a three-part modular PMA seeking approval of Augment which, after we complied with a request from the FDA for additional information, was accepted by the FDA for review and filed.  Augment was reviewed by the panel on May 12, 2011.  The panel voted in support of the safety of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; in support of the efficacy of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; and that Augment demonstrates a favorable benefit to risk profile for the same indication.  However, the panel made various recommendations regarding potential pre- and post-approval studies.  The panel’s recommendations will be considered by the FDA as part of its review of our Augment PMA.  Even though the panel voted in favor of Augment, the FDA may determine that our Augment PMA is not approvable, or require us to conduct additional clinical and/or non-clinical studies before it will approve Augment.  We may be unable to design studies that satisfactorily address certain issues raised by the FDA.  Even if we are able to design adequate studies, such studies may be very time consuming and costly, and their results may be uncertain or negative.  This could significantly delay and/or prevent the approval of Augment, or result in the FDA imposing labeling restrictions on any approval of Augment that would significantly reduce Augment’s potential market.  Any of these events would have a material, adverse effect on our business, financial condition and results of operations.

Notwithstanding the panel decision, there can be no assurance that the review of our PMA will not be delayed further, or that the additional data we submitted to the FDA will be sufficient for it to approve our PMA, or that the FDA will not require more data or place additional requirements on us before it will approve our PMA.  If the FDA’s review of our Augment PMA is delayed, or if the FDA ultimately denies our Augment PMA, it would have a material adverse effect on our business, financial condition and results of operations.

We previously filed an IDE application with the FDA seeking approval to initiate a pivotal trial evaluating the safety and effectiveness of Augment Injectable as a substitute for autograft in hindfoot fusion procedures (“Augment Injectable IDE”).  In January 2011, the FDA conditionally approved the initiation of enrollment in our North American pivotal trial, and we initiated patient enrollment in the United States in the second quarter of 2011.  We may not be able to address the conditions the FDA has placed on the Augment Injectable IDE approval, or we may be required to revise this trial in a way that limits our ability to pool data from the trial with the ongoing Canadian Augment Injectable trial or our previous Augment pivotal study.  If we are unable to address the FDA's conditions, we may be unable to complete the trial in a timely manner or the FDA may not accept the study as sufficient support for marketing approval, which would have a material adverse effect on our business, financial condition and results of operations.

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

The European Medicines Agency (“EMA”) previously determined that GEMESIS would be reviewed as a medicinal (i.e., a drug) product, and not as a medical device product, which is how the product was reviewed in the United States and Canada.  In November 2010, however, an EU notified Body, BSi Group (“BSi”), confirmed their acceptance of the classification of GEMESIS, Augment and Augment Injectable as Class III medical devices under the European Medical Device Directives.  BSi’s classification determination was based in part on recent changes to the European Medical Device Directives that were made after EMA’s previous determination. Therefore, we are seeking CE Mark approval for both GEMESIS and Augment.  A CE Mark is the approval by a European regulatory body, and the presence of a CE Mark is required before a medical device can be marketed in any country in the EU.  Although the CE Mark provides EU market access, reimbursement is decided by each individual country and some countries or providers may not provide reimbursement for Augment, which could significantly impact the product’s market acceptance. There can be no assurance that the EMA will agree with the classification of these products.  If the EMA continues to take the position that GEMESIS should be reviewed as a medicinal combination product and/or determines that Augment and/or Augment Injectable should also be reviewed as medicinal combination products, we may face delays due to further discussions on classifications and/or the need to convert the submissions into drug applications (MAA’s), and our right to continue to seek EU approval of GEMESIS could be terminated together with our right to receive a $10.0 million milestone payment from Luitpold upon approval of GEMESIS.  Even if the EMA does not challenge the classification of GEMESIS, if we are unable to gain EU regulatory approval for GEMESIS by May 12, 2012, we will be unable to earn the $10.0 million milestone payment from Luitpold.  In addition, our other product candidates may encounter similar classification issues, and there can be no assurances that we will obtain EU approval for our product candidates.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened by an FDA Advisory Committee to form an advisory panel.  The advisory panel will report to the FDA and may make recommendations or make certain determinations regarding the reasonable assurance of a product’s safety and effectiveness or the benefit/risk profile of a product. The views of the advisory panel may differ from those of the FDA.  Augment was reviewed by the FDA’s Orthopedic and Rehabilitation Devices Panel (the “panel”) on May 12, 2011.  The panel vote was favorable.  However, the panel made various recommendations regarding potential pre- and post-approval studies.  The panel’s recommendations will be considered by the FDA as part of its review of our Augment PMA.  Even though the panel voted in favor of Augment, the FDA may still deny our PMA and either elect not to adopt the panel’s determinations, or identify issues not addressed by the panel as a basis for its denial.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs.  The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value.  The reach of the Anti-Kickback Statute was also broadened by PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, effective March 23, 2010.  Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.  In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.  The federal Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.  Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other healthcare programs.  Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

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

We have invested and continue to invest a significant portion of our time and resources in developing and testing our product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect that our operating losses may continue for the next few years as we continue to incur significant expenses for clinical trials.  As of June 30, 2011, we had an accumulated deficit of $143.7 million. We have ongoing pivotal clinical studies for the use of Augment and Augment Injectable for the treatment of foot and ankle fusions, in addition to a pilot clinical trial to assess the safety and clinical utility of Augment Rotator Cuff for the repair of large rotator cuff tears.

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

Our ability to use our net operating loss carryforwards could be limited.  At June 30, 2011, we had federal net operating loss carryforwards totaling $112.4 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities may be subject to annual limitations.  In connection with any future offering, we may realize a “more than fifty percent change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss for federal income tax purposes.  The inability to take advantage of all or part of our accumulated net operating loss may have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future.  If we are unable to successfully raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since inception and have funded our operations primarily from proceeds received from sales of our stock and the licensing and sale of our orofacial therapeutic business.  We believe that the June 30, 2011 balance of our cash and investments will be sufficient to meet our anticipated cash requirements at least through early 2013.

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

•
legal expenses, including expenses associated with the securities class action lawsuit filed against us and with other regulatory inquiries, and any settlement or damage payments associated with litigation;

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

The trading prices of the securities of medical technology and biotechnology companies have been highly volatile.  Our stock has been and can be expected to continue to be highly volatile, particularly around the time of scheduled or expected announcements by us or regulatory agencies with respect to matters under regulatory review, such as, for example, announcements by us or the FDA regarding our Augment PMA.  Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations.  Factors that could affect the trading price of our common stock include, among other things:

•	whether we receive FDA approval to market any of our product candidates in the United States or similar regulatory approval in foreign jurisdictions;

•	whether we successfully commercialize Augment in Canada or any other approved product in the future;

•	the status of litigation against us, our chief executive officer and our chief financial officer, or the status of regulatory inquiries brought against us and our officers and directors;

•	developments relating to patents, proprietary rights and potential infringement;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	reimbursement policies of various governmental and third party payers;

•	public concern over the safety and efficacy of GEM 21S, Augment, Augment Injectable, Augment Rotator Cuff or any of our product candidates;

•	changes in estimates of our revenue and operating results;

•	variances in our revenue or operating results from forecasts or projections;

•	recommendations of securities analysts regarding investment in our stock;

•	our ability to maintain and/or raise sufficient capital to fund our operations until we are able to commercialize a product candidate and become profitable; and

•	market conditions in our industry and the current economic uncertainty as a whole.

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

Future sales of our common stock by our officers, directors or existing stockholders could cause our stock price to decline.

The market price of our common stock may drop significantly if our officers, directors or existing stockholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. All of the shares sold in our May 2006 initial public offering, our February 2007 secondary offering, our June 2009 rights offering, and our July 2010 public offering are freely tradable without restriction or further registration under the federal securities laws, except for shares purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act.  We expect that we also will be required to register any securities sold in future private financings. In addition, all of the common stock issued prior to our initial public offering is freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates.  Shares held by our affiliates may also be tradable under Rule 144, subject to the volume restrictions of that rule.  Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under SEC Rule 10b5-1 under the Exchange Act.  Sales by stockholders of substantial amounts of our shares, including sales by Novo A/S or InterWest Partners, or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

At June 30, 2011, there were options issued and outstanding to purchase 3,101,163 shares of our common stock with a weighted average exercise price of $11.48.  Also at June 30, 2011, there were 1,589,497 options available for future issuance of options under our stock option plans.

Our executive officers, directors and their affiliates maintain the ability to substantially influence all matters submitted to stockholders for approval.

As of June 30, 2011, our executive officers, directors and their affiliates beneficially owned shares representing approximately 14.2% of our capital stock.  This total includes 1,830,253 shares (6.5% of our capital stock) owned by InterWest Partners, X, L.P. and its affiliates.  Chris Ehrlich, one of our directors, is an affiliate of InterWest Partners.  In addition, 4,720,065 shares (16.9% of our capital stock) are owned by Novo A/S.  Thorkil K. Christensen, one of our directors, is the Chief Financial Officer of Novo A/S.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   (RESERVED AND REMOVED)

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibit No.	Filed	Description

3.1	(a)	Certificate of Amendment of the registrant’s Amended and Restated Certificate of Incorporation.

10.1	(b)	Amendment to Patent License Agreements between the registrant and Bristol-Myers Squibb Company dated June 30, 2011.

31.1	(c)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(c)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(c)	Section 1350 Certification of the Chief Executive Officer

32.2	(c)	Section 1350 Certification of the Chief Financial Officer

(a)	Incorporated by reference to the registrant’s Form 8-K filed on June 15, 2011.

(b)	Incorporated by reference to the registrant’s Form 8-K filed on July 1, 2011.

(c)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 5, 2011

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch

Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock

Larry Bullock
Chief Financial Officer