Form 10-Q
period 2011-09-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2011-11-08
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____
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
☐ Yes ☒ No

As of November 3, 2011, there were issued and outstanding 28,056,627 shares of the registrant's common stock.

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

These forward-looking statements include, among other things, statements about:

•
timing, advancement and results of clinical trials and studies, as well as regulatory approval of Augment®  Bone Graft (“Augment”) in the United States, and our other product candidates or other new product introductions;

•
market acceptance of and demand for Augment in any market and for our product candidates generally, including the economic conditions that could adversely affect the level of demand for Augment or our other product candidates;

•	actions by regulatory authorities;

•	our regulatory strategy and decisions regarding the classification of a product as a device or a drug;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	our commercialization strategy and transition to a commercial entity;

•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;

•	securities claims, derivative claims, product liability claims, other litigation or claims or regulatory inquiries that have been and may be brought against the Company and its officers and directors;

•	financial markets, including the market for various investment securities;

•	the competitive environment; and

•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” (Item 1A) in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, in this Quarterly Report on Form 10-Q, and in the reports we file from time to time with the Securities and Exchange Commission (the “SEC”).  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Quarterly Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect.  We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we do not have a policy of doing so.  You should, however, review the factors and risks we describe in our “Risk Factors” (Item 1A) in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, in this Quarterly Report on Form 10-Q, and in any future filings we may make from time to time with the SEC.

ii

PART I - FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$21,492,481	$11,628,329
Investments - short term	45,281,779	65,751,039
Receivables - trade	61,448	8,050
Receivables - other	446,461	468,380
Inventory	3,438,467	2,258,193
Prepaid expenses	542,598	588,063
Total current assets	71,263,234	80,702,054
Investments - long term	0	15,001,765
Prepaid expenses - long term	7,330	5,252
Property and equipment, net	8,584,286	7,592,820
Capitalized patent license fees, net	2,338,354	1,867,937
Deposits	385,000	385,000
Total assets	$82,578,204	$105,554,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,262,741	$1,670,830
Accrued payroll, employee benefits and payroll taxes	2,116,742	2,590,126
Other accrued expenses	669,217	1,908,680
Current portion of capital lease obligations	83,489	78,665
Deferred revenue	973,849	971,188
Total current liabilities	5,106,038	7,219,489
Accrued rent - related party	610,817	419,465
Capital lease obligations	152,866	215,644
Deferred revenue	13,849,433	14,578,490
Total liabilities	19,719,154	22,433,088

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized and 28,056,627 shares issued and outstanding as of September 30, 2011; 37,500,000 shares authorized and 27,925,984 shares issued and outstanding as of December 31, 2010	28,057	27,926
Additional paid-in capital	213,607,204	210,553,647
Accumulated other comprehensive loss	(2,090)	(2,462)
Accumulated deficit	(150,774,121)	(127,457,371)
Total stockholders’ equity	62,859,050	83,121,740
Total liabilities and stockholders’ equity	$82,578,204	$105,554,828

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$63,311	$0	$212,223	$0
Royalty income	120,523	108,346	327,974	353,636
Sublicense fee income	244,793	244,793	726,396	726,396
Total revenues	428,627	353,139	1,266,593	1,080,032
Costs and expenses:
Cost of sales (exclusive of depreciation and
amortization shown separately below)	12,362	0	34,196	0
Research and development (a)	3,604,994	4,431,993	11,453,229	12,549,876
General and administrative (b)	3,585,505	2,887,279	12,260,820	9,968,254
Depreciation and capital lease amortization	359,632	298,875	893,982	942,767
Patent license fee amortization	9,626	547,460	27,235	1,639,718
Total costs and expenses	7,572,119	8,165,607	24,669,462	25,100,615
Loss from operations	(7,143,492)	(7,812,468)	(23,402,869)	(24,020,583)

Interest expense, net	(1,054)	(614)	(3,396)	(2,946)
Investment income, net	25,400	36,722	91,570	97,523
Other income from governmental grants	0	25,000	0	25,000
Loss on disposal of equipment and other transactions	(3,253)	0	(2,055)	(27,680)
Loss before income taxes	(7,122,399)	(7,751,360)	(23,316,750)	(23,928,686)
Income taxes	0	0	0	0
Net loss	$(7,122,399)	$(7,751,360)	$(23,316,750)	$(23,928,686)
Basic and diluted net loss per share	$(0.25)	$(0.29)	$(0.83)	$(1.02)
Weighted average shares used to compute
basic and diluted net loss per share	28,035,339	26,556,843	27,983,839	23,546,635
Related party disclosures:
(a) Research and development includes professional fees to related parties	$0	$14,000	$5,500	$14,875
(b) General and administrative includes rent and operating expenses to related parties	$495,082	$434,659	$1,451,669	$1,313,403

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(23,316,750)	$(23,928,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and capital lease amortization expense	893,982	942,767
Patent license fee amortization	27,235	1,639,718
Net unrealized loss on foreign currency translation	(6,660)	0
Non-cash stock-based compensation expense	2,788,957	2,902,328
Non-cash issuance of common stock	22,933	32,645
Bad debt expense	1,069	0
Loss on disposal of equipment	0	200
Changes in operating assets and liabilities:
Receivables	(32,548)	170,552
Inventory	(1,180,274)	(174,970)
Prepaid expenses	43,387	(62,902)
Accounts payable, accrued payroll and other accrued expenses	(1,929,584)	(1,100,649)
Deferred revenue	(726,396)	(726,396)
Net cash used in operating activities	(23,414,649)	(20,305,393)

Cash flows from investing activities
Capitalized patent license fees	(497,652)	(419,486)
Purchases of property and equipment	(1,885,448)	(355,911)
Purchases of investments	(63,977,943)	(107,941,851)
Sales of investments	99,456,000	78,050,000
Net cash provided by (used in) investing activities	33,094,957	(30,667,248)

Cash flows from financing activities
Payments on capital lease obligations	(57,954)	(52,722)
Issuance of common stock under compensation plans	241,798	519,789
Net proceeds from issuance of common stock	0	45,002,407
Net cash provided by financing activities	183,844	45,469,474

Net increase (decrease) in cash and cash equivalents	9,864,152	(5,503,167)
Cash and cash equivalents, beginning of period	11,628,329	21,543,347
Cash and cash equivalents, end of period	$21,492,481	$16,040,180

Supplemental disclosures of cash flow information
Interest paid	$4,147	$3,539

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of September 30, 2011, the subsidiaries in the United Kingdom and Australia have no employees and have no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”) and Australia.  The subsidiary in Canada was established in 2010 to facilitate sales activities in Canada for Augment® Bone Graft (“Augment”), the Company’s first orthopedic product, which received regulatory approval from Health Canada in the fourth quarter of 2009.  As of September 30, 2011, the Canadian subsidiary had one employee and had incurred certain operational expenses.  BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by the Company in 2011 to facilitate product sales activities in the United States.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The financial information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Early application is permitted, although the Company does not plan to adopt early. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its condensed consolidated financial statements.

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

The Company had potentially dilutive common stock equivalents outstanding representing 2,867,162 shares of common stock as of September 30, 2011 and 2,813,076 shares of common stock as of September 30, 2010.  These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive.  Therefore, the diluted earnings per share is the same as basic earnings per share.

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

The components of the Company’s comprehensive loss are as follows:

	Three months ended September 30,
	2011	2010
Net loss	$(7,122,399)	$(7,751,360)
Other comprehensive loss:
Net unrealized loss on foreign currency translation	(4,822)	0
Net unrealized loss on investments classified as available for sale	(12,870)	(2,715)
Comprehensive loss	$(7,140,091)	$(7,754,075)

	Nine months ended September 30,
	2011	2010
Net loss	$(23,316,750)	$(23,928,686)
Other comprehensive income (loss):
Net unrealized loss on foreign currency translation	(6,660)	0
Net unrealized gain (loss) on investments classified as available for sale	7,032	(5,951)
Comprehensive loss	$(23,316,378)	$(23,934,637)

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

The Company has licensed a number of other third-party U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreements with ZymoGenetics, Inc. (“ZymoGenetics”) relating to such patents, the Company agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with such agreement, the Company was required to make minimum royalty payments for sales of an orthopedic product as follows: $1,000,000 in the first full year following the first commercial sale, and $1,500,000 and $2,500,000 in the second and third years, respectively.  As a result of the Company’s first shipment of Augment to a Canadian distributor in December 2009, the Company recognized a $1,000,000 liability and royalty expense in its condensed consolidated balance sheet and statement of operations, respectively, as of and for the year ended December 31, 2010.

In October 2010, Bristol-Myers Squibb Company (“BMS”) acquired ZymoGenetics and assumed ZymoGenetics’ rights and responsibilities under the licensing agreements.  In June 2011, the Company entered into an Amendment to Patent License Agreement (“Licenses Amendment”) with BMS which converts the Company’s exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF.  The Licenses Amendment provides for a one-time, final payment from the Company to BMS totaling $1,500,000, which was paid in July 2011.  This payment satisfied the $1,000,000 liability recognized as of December 31, 2010, and an additional $500,000 recognized as royalty expense in the condensed consolidated statement of operations for the nine months ended September 30, 2011.  No further royalty payments are due from the Company to BMS in accordance with the amendment.  See Note 12.

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

6.	Inventory

Inventory is summarized as follows:

	September 30, 2011	December 31, 2010
Raw materials	$667,702	$1,413,306
Work in progress	2,535,332	902,550
Finished goods	327,711	234,206
	3,530,745	2,550,062
Reserve for obsolescence	(92,278)	(291,869)
	$3,438,467	$2,258,193

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products.  Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging.  Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment ready for sale.  Shipping and handling costs are included in the cost of sales of the product.  An allowance has been recorded as of September 30, 2011 due to shrinkage, waste or other loss.  An allowance recorded as of December 31, 2010 consisted of $9,420 for shrinkage, and $282,449 for a product batch that was scrapped in the second quarter of 2011.

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

7.	Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2011	December 31, 2010
Equipment, IT hardware and purchased software	$3,973,063	$3,236,367
Furniture and fixtures	757,580	735,892
Leased equipment	316,041	190,208
Construction in process	0	1,160,301
Leasehold improvements	6,239,980	4,049,917
Equipment, IT hardware, purchased software, furniture and fixtures and leased equipment, not placed in service	4,312,536	4,342,143
	15,599,200	13,714,828
Less accumulated depreciation and amortization	(7,014,914)	(6,122,008)
	$8,584,286	$7,592,820

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.	Property and Equipment (continued)

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

In April 2011, the Company entered into an amendment to the lease agreement for the new manufacturing and warehousing facility described above. The lease amendment, among other things, deletes certain provisions from the original lease agreement that provided for certain rent reductions if and to the extent that the building’s occupancy increased, and replaced those provisions with automatic rent reductions that go into effect, on one or more occasions, either by a certain date or if the landlord rents space in the new building to a third party.

Since 2007, the Company has purchased manufacturing equipment, IT hardware and software, furniture and fixtures, and leased equipment that has not yet been placed into service.  As of September 30, 2011, these purchases include $4,192,279 in manufacturing equipment that the Company intends to use in the new manufacturing and warehousing facility once build-out construction is completed, and $120,257 in lab equipment and IT hardware and software that the Company expects to place into service later in 2011.

In addition, the Company has incurred engineering design/planning costs and build-out construction costs for the new manufacturing and warehousing facility which were recorded in construction in process as of December 31, 2010.  As of September 30, 2011, the Company had cumulatively incurred $2,180,504 in such costs for the new facility, all of which have been capitalized as leasehold improvements during the nine months ended September 31, 2011.

8.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters.  In August 2007, the Company paid a refundable deposit of $375,000 upon signing a lease agreement for approximately 30,000 square feet of space in the new facility intended to house certain of its manufacturing and warehousing operations.

9.	Capitalized Patent License Fees

As of September 30, 2011, the Company owned or co-owned six non-expired U.S. patents, one U.S. patent which is a non-expired patent due to a patent term extension, a number of non-expired foreign patents, and numerous pending U.S. and foreign patent applications.  The Company has exclusively licensed at least four non-expired U.S. patents and a number of non-expired foreign patents.

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment® Injectable Bone Graft (“Augment Injectable”), Augment® Rotator Cuff Graft (“Augment Rotator Cuff”) and the Company’s other product candidates in the pipeline.  These payments have been capitalized as patent license fees and will be amortized over their remaining patent life.  The termination dates of the patents range from June 2025 to February 2029.  As of September 30, 2011 and December 31, 2010, the Company had remaining capitalized costs totaling $2,391,285 and $1,893,633, respectively, and accumulated amortization of $52,931 and $25,696, respectively, related to the acquisition of its patent licenses.

Based on agreements in place and payments made as of September 30, 2011, amortization expense related to capitalized patent license fees is expected to be $36,793 for the year ending December 31, 2011 and $38,234 for each of the four years ending December 31, 2015.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.	Investments

As of September 30, 2011, the Company had short-term investments of $45,281,779 classified as available-for-sale.  These short-term investments consist of $15,498,710 in U.S. government sponsored enterprise (“GSE”) securities, $10,645,297 in corporate bonds, $3,388,377 in municipal bonds, $3,000,180 in a bank bond and $12,749,215 in commercial paper.  The short-term GSE securities have maturity dates ranging from May 2012 to August 2012 with coupon rates ranging from 0.205% to 0.35%.  The corporate bonds have maturity dates ranging from October 2011 to August 2012 with coupon rates ranging from 3.125% to 6.95%.  The municipal bonds have maturity dates ranging from December 2011 to March 2012 with coupon rates ranging from 2.0% to 5.5%. The bank bond has a maturity date of January 2012 with a coupon rate of 0.26%.  The commercial paper investments have maturity dates ranging from October 2011 to June 2012.

During the three and nine months ended September 30, 2011 and 2010, there were no declines in market value of investments judged by the Company to be other-than-temporary.  Realized gains and losses on investments in marketable securities sold are included in net investment income in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, financial assets and liabilities subject to fair value measurements were as follows:

Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$21,492,481	$0	$0	$21,492,481
Short-term investments (GSE securities, corporate, municipal and bank bonds, and commercial paper)	45,281,779	0	0	45,281,779
Total cash and investments	$66,774,260	$0	$0	$66,774,260

Fair value estimate

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds.  Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents.

The Company’s short-term investments consist of GSE securities, corporate, municipal and bank bonds, and commercial paper classified as available for sale.  The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s short-term and long-term investments.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.	Other Accrued Expenses

Other accrued expenses are summarized as follows:

	September 30, 2011	December 31, 2010
Royalties payable	$21,357	$1,004,465
Professional fees	375,025	376,926
Legal fees	180,389	352,030
Taxes and licenses	6,404	89,206
Inventory	59,181	0
Patent costs	1,953	56,273
Facilities, supplies, equipment & utilities	5,542	21,262
Sales commissions payable	10,079	3,451
Other	9,287	5,067
	$669,217	$1,908,680

The balance of royalties payable at December 31, 2010 included a $1,000,000 liability representing royalties that were due under the Company’s 2001 and 2003 Patent License Agreements with ZymoGenetics.  In July 2011, after signing a Licenses Amendment in June 2011, the Company paid to BMS a one-time payment of $1,500,000 as final payment under the Company’s license agreements with ZymoGenetics.  No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) will be due under the ZymoGenetics agreements.  See Note 5 for more information.

13.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments. Except as described below, the Company is not a party to any legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against the Company and certain of its officers on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the Company and certain of its officers violated federal securities laws by making materially false and misleading statements regarding the Company’s business, operations, management, future business prospects and the intrinsic value of the Company’s common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.

In August 2011, a purported shareholder derivative complaint was filed in the United States District Court, Middle District of Tennessee, allegedly on behalf of and for the benefit of the Company, against all the members of the current Board of Directors of the Company, and names the Company as a nominal defendant.  The shareholder derivative action makes factual allegations similar to the allegations in the class action lawsuit, and alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The purported derivative action seeks modification of the Company’s corporate governance policies and procedures, and also seeks monetary damages in an unspecified amount, including disgorgement of all profits, benefits and compensation obtained by the defendants, and plaintiff’s costs and disbursements associated with the lawsuit, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses, and such other relief as the court deems just and proper.

If the Company is not successful in its defense of the class action litigation and the derivative litigation, the Company could be forced to make significant payments to, or enter into other settlements with, its stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on the Company’s business, operating results and financial condition.  Additional lawsuits with similar claims may be filed by other parties against the Company and its officers and directors.  Even if such claims are not successful, these lawsuits or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs and have a significant adverse impact on the Company’s reputation and divert management’s attention and resources, which could have a material adverse effect on the Company’s business, operating results or financial condition.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.	Commitments and Contingencies (continued)

The Company plans to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation.  The outcome of these matters is uncertain, however, and the Company cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits. In connection with these claims, as of September 30, 2011, the Company recorded $262,500 for estimated legal defense costs under its applicable insurance policies.

Manufacturing and Warehousing Facility and Equipment

The Company has executed agreements with various contractors and suppliers for engineering design/planning costs and build-out constructions costs for the new manufacturing and warehousing facility as well as for the manufacture of equipment that will be used in the new facility.  As of September 30, 2011, the Company had incurred $2,180,504 in engineering design/planning costs and build-out constructions costs for the new facility and has paid a total of $4,192,279 for the equipment.  See Note 7 for more information.

Employment Agreements

The Company has employment contracts with several individuals, which provide for base salaries, potential annual cash bonuses and long-term equity incentives. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company has executed supply agreements with Novartis Vaccines and Diagnostics and with Cam Bioceramics BV.  Under these agreements, the Company has agreed to certain minimum purchase commitments or binding orders of which there are commitments and binding orders of $2,213,344 for 2011 and estimated commitments and binding orders of $2,968,970 for 2012.

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

Historically, the long-term incentive compensation under the stock incentive plan granted by the Company has consisted primarily of stock options.  The stock options granted by the Company to employees are generally structured to qualify as ISOs or NQSOs, and stock options granted to non-employees, such as directors and consultants, are structured as NQSOs.  Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements.  If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction.  The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs.  Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense.  The Company receives a tax deduction for the exercise of NQSOs.  The Company has not recognized any income tax benefit for the three and nine months ended September 30, 2011 and 2010 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

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

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three and nine months ended September 30, 2011 and 2010 as follows:

	2011	2010
Risk free interest rate	2.28%	2.25%
Expected dividend yield	0	0
Volatility factor of the expected market price	76%	76% to 77%
Forfeiture rate	13.0%	6.3%
Weighted average expected life of the option	4.4 to 8.0 years	4.3 to 8.0 years

Since there is a limited trading history for the Company’s common stock, the expected volatility is based on historical data from three companies similar in size and value to the Company. The forfeiture rate is based on historical experience of the Company’s stock option grantees.  The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted and adjusted for historical experience. The resulting weighted average expected life of the options granted to employees and non-employees is represented as a range.  The Company’s historical experience has shown that employees tend to exercise stock options as the options vest or upon termination, represented by the lower end of the range, whereas non-employee directors or consultants tend to hold the stock options longer term, represented by the higher end of the range.  The fair value of each option is amortized over each option's vesting period.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The stock incentive plan includes an “evergreen” provision that allows for an automatic increase to the aggregate pool of stock options available under the plan to occur on January 1st of each year. Under this evergreen provision, each year the aggregate pool of stock reserved for issuance under the stock incentive plan will automatically increase to the lesser of 17% of the then outstanding capital stock or a stated number of shares as an evergreen cap, or a lesser amount set by the board of directors.  As of September 30, 2011, a total of 6,019,723 shares of common stock have been authorized by the board of directors for issuance under the stock incentive plan.  In addition, as of September 30, 2011, a total of 2,867,162 options to purchase shares of common stock were issued and outstanding and a total of 1,366,563 shares of common stock had been issued upon the exercise of outstanding options, leaving a total of 1,785,998 shares of common stock remaining available for future issuance in connection with the stock incentive plan.  The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

During the three and nine months ended September 30, 2011, the Company granted stock options to purchase an aggregate of 5,000 and 723,830 shares of its common stock, respectively, to employees under the stock incentive plan at a weighted-average exercise price of $2.76 and $12.28 per share, respectively.  During the three and nine months ended September 30, 2010, the Company granted stock options to purchase an aggregate of 38,013 and 712,741 shares of its common stock, respectively, to employees under the stock incentive plan at a weighted-average exercise price of $9.78 and $11.80 per share, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

14.	Stock-Based Compensation (continued)

There were 37,500 and 100,305 shares of common stock issued upon option exercises during the three and nine months ended September 30, 2011, respectively. There were 33,794 and 328,365 shares of common stock issued upon option exercises during the three and nine months ended September 30, 2010, respectively.

In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the stock incentive plan totaling $914,700 and $2,788,957 for the three and nine months ended September 30, 2011, respectively, and $1,010,599 and $2,902,328 for the three and nine months ended September 30, 2010, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

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

As of September 30, 2011, a total of 80,905 shares of common stock remain available for issuance under the purchase plan.  In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $7,296 and $22,933 during the three and nine months ended September 30, 2011, respectively, and $12,633 and $32,645 during the three and nine months ended September 30, 2010, respectively.

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

As of September 30, 2011, there were 41,344 shares remaining available for issuance under the 401(k) plan.  In accordance with the provisions of ASC 718, the Company records stock-based compensation expense in connection with the 401(k) plan at the time of the Company match at year-end.  Accordingly, the Company has not recorded stock-based compensation expense in connection with the 401(k) plan for the three and nine months ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011, the Company had federal net operating loss (“NOL”) carryforwards of $118,975,816, of which $2,312,009 originated from the disqualifying disposition of stock options.  The federal NOL carryforwards will begin to expire in 2022.  State NOL carryforwards at September 30, 2011 totaled $104,591,064 and will expire between 2013 and 2031.  To the extent of NOL carryforwards related to the stock option deductions for disqualifying dispositions, when realized, the resulting benefits will be credited to stockholders’ equity.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at September 30, 2011 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2011.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses, and no income tax expense has been recorded, for the three and nine months ended September 30, 2011 and 2010.

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

As a result of implementing ASC 740, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties.  As a result, there was no effect on its financial position or results of operations as of and for the three and nine months ended September 30, 2011 and 2010.

16.	Subsequent Events

In October 2011, the Australian Therapeutics Goods Administration (“TGA”) approved the Company’s medical device application for Augment, which clears the way for commercialization of the product in Australia.  The Company believes that this approval in Australia will allow it to achieve approval in New Zealand around the first half of 2012.  The Company will sell Augment through an exclusive distributor, who is an independent distributor of medical devices in the Australian and New Zealand orthobiologics space and has a team of 30 experienced sales representatives who will sell the Company’s product. The Company currently plans to make Augment available to customers in Australia on a limited basis by the end of 2011, and expects a full launch once a reimbursement decision is determined in the first quarter of 2012.  However, the Company does not anticipate significant revenues from sales of Augment in Australia in the near term.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

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

We believe we have already demonstrated that our technology is safe and effective in stimulating bone regeneration with the U.S. Food and Drug Administration (“FDA”)  and Health Canada (“HC”) regulatory approvals of GEM 21S®, our first periodontal product, and with the HC and Australian Therapeutics Goods Administration (“TGA”) regulatory approvals of Augment® Bone Graft (“Augment”), our first orthopedic product.  We have completed and continue to sponsor clinical trials with our three lead product candidates, including Augment, Augment® Injectable Bone Graft (“Augment Injectable”), and Augment® Rotator Cuff Graft (“Augment Rotator Cuff”), for use in multiple orthopedic and sports medicine indications including the treatment of foot and ankle fusions, the stimulation of wrist fracture healing, and the surgical treatment of rotator cuff tears.

United States

A key business objective is obtaining FDA marketing approval of Augment for the treatment of foot and ankle fusions in the United States.  In May 2011, the FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopaedic and Rehabilitation Devices Panel (the “panel”) to review our Pre-Market Approval (“PMA”) application for Augment for the treatment of hindfoot and ankle fusions in the United States.  FDA advisory committees typically convene a panel of clinicians, statisticians and other industry experts to review a PMA and determine if they believe there is a reasonable assurance that the device is safe and effective, and if the benefits of the device outweigh any risks posed by the device. The FDA is not bound by or limited to the advisory panel’s decisions. The panel voted in favor of Augment on each of these issues, voting:

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

Also during the panel meeting, the FDA presented the panel with a number of non-voting questions that sought the panel’s input with respect to various issues. The outcome of the discussion on the non-voting questions is summarized in the FDA’s 24-Hour Summary of the Orthopaedic and Rehabilitation Devices Panel Meeting, which is available on the FDA’s website.  As part of that discussion, the panel highlighted a number of issues that we anticipate the FDA may require us to address.  For example, the FDA may require additional pre- and post-approval clinical and non-clinical studies as conditions of Augment approval, which could delay approval. We may be unable to design studies that satisfactorily address certain issues raised by the FDA.  Even if we are able to design adequate studies, such studies may be very time consuming and costly, and their results may be uncertain or negative.

We have been working with the FDA to obtain clarity regarding the regulatory pathway for Augment, and in July 2011, we had a constructive meeting with the FDA regarding their review of our Augment PMA application.  We expect to receive a follow-up letter from the FDA outlining the post-panel requirements for approval of Augment.  Since the FDA is not bound by a specific deadline for communicating our formal post-panel requirements, we believe that the absence of a letter at this time should not be construed as suggestive of the FDA’s position on the Augment PMA. We will update our guidance on the projected timing for FDA approval of Augment following receipt of the FDA letter. We expect product sales revenues to commence from sales of Augment in the United States when, and if, approved.

As we await the determination by the FDA regarding Augment, we continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to any requests from the FDA and be in a position to begin commercialization of Augment in the United States.

Australia and New Zealand

Another key business objective is the successful commercial launch of Augment in Australia and New Zealand.  In October 2011, the TGA approved our medical device application for Augment.  Accordingly, Augment has now been listed on the Australian Register of Therapeutic Goods (“ARTG”), which clears the way for commercialization of the product in Australia.  We believe that this approval in Australia will allow us to achieve approval in New Zealand around the first half of 2012.

We will sell Augment through an exclusive distributor, who is an independent distributor of medical devices in the Australian and New Zealand orthobiologics space and has a team of 30 experienced sales representatives who will sell our product. We currently plan to make Augment available to customers in Australia on a limited basis by the end of 2011, and expect a full launch once a reimbursement decision is determined in the first quarter of 2012.  However, we do not anticipate significant revenues from sales of Augment in Australia in the near term.

Canada

We also remain focused on the commercial adoption of Augment in Canada, which was approved by HC in the fourth quarter of 2009.  We recorded product sales revenues of approximately $0.2 million for the nine months ended September 30, 2011.  In October 2011, we modified our sales channel in Canada.  We are now selling Augment through an exclusive independent sales agent, who sells Augment through a sales force of independent distributors across Canada.   We do not anticipate significant revenues from sales of Augment in Canada in the near term.

In the first quarter of 2012, we expect to file the Device License Application (“DLA”) for approval of Augment Injectable in Canada and release top-line data from our 75-patient Canadian registration study.  The Augment Injectable study, which completed enrollment in Canada in 2010, is a randomized, controlled study designed to demonstrate non-inferiority of Augment Injectable to autograft in foot and ankle fusion surgeries.

Europe

We have submitted a device application to a European regulatory agency for the approval of Augment.  We are seeking approval in Europe under the CE marking procedure, which is designed to provide a single marketing approval for all countries included in the European Union (“EU”).  We expect a regulatory decision on the Augment European application in 2012.   We have also submitted a device application to a European regulatory agency for the approval of GEMESIS under the CE marking procedure.  GEMESIS is the EU name for GEM21S, which is a dental product that we developed and sold to Luitpold Pharmaceuticals, Inc. (“Luitpold”).  The EU device application was submitted in Luitpold’s name.  If we obtain EU approval of GEMESIS by May 12, 2012, we will be entitled to receive a $10.0 million milestone payment from Luitpold.  However, because of uncertainties in the regulatory review process, we have excluded this milestone payment from our financial guidance.

Clinical Trials and Other Updates

In April 2011, we initiated patient enrollment in a North American pivotal trial evaluating Augment Injectable in hindfoot fusion indications.  The study was initially approved by the FDA to enroll 201 patients at 25 clinical centers with the intent to pool patients from previous clinical trials.  To date, the trial has been initiated at 23 hospitals and 75 patients have been enrolled.  Given certain comments made during the May 2011 panel meeting for Augment, we have re-engaged discussions with the FDA regarding the current Augment Injectable study design.  We continue to have discussions with the FDA in an effort to finalize the study design and sample size.  In order to minimize potential future concerns by the FDA regarding the statistical analysis of the study results, we have proposed a revised sample size of 300 patients, which we believe will allow the trial to stand alone and will not require pooling of patient data from previous trials into the statistical analyses of the study.  Although we currently anticipate that the sample size will increase to at least 300 patients, the FDA has not yet approved our proposed revised patient sample size, and therefore the exact amount of the increase has not yet been determined.  Because of our proposed increase in the sample size, we expect that the cost of the Augment Injectable clinical trial will increase by at least 50%, and the enrollment phase will be extended to at least the second half of 2012.  The PMA filing will be submitted with the final 12-month safety and efficacy data.  Augment Injectable will follow a medical device approval pathway and has been assigned to the FDA’s Center for Devices and Radiological Health (“CDRH”).

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

In October 2011, we received notices of allowance of two additional U.S. patent applications.  The U.S. Patent and Trademark Office has allowed U.S. patent application number 12/513,491 titled “Compositions and Methods for Arthrodetic Procedures” and U.S. patent application number 11/601,376 title “Maxillofacial Bone Augmentation Using rhPDGF-BB and a Biocompatible Matrix.”   When issued, the former patent will cover the use of Augment and Augment Injectable in foot and ankle fusion procedures and will remain in force until November 2027.  The allowed claims of the second patent application will cover methods of enhancing bone augmentation in a patient by applying PDGF compositions combined with matrix materials having defined characteristics, including Augment Injectable, and when issued will remain in force until December 2026.

Various milestone payments were required under certain of our agreements.   In June 2011, we signed an Amendment to Patent License Agreements (“Licenses Amendment”) with Bristol-Myers Squibb Company (“BMS”), who acquired ZymoGenetics and our License Agreements therewith.  Under the Licenses Amendment, we paid BMS a one-time payment of $1.5 million as final payment under our 2001 and 2003 Patent License Agreements with ZymoGenetics.  No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) will be due under the ZymoGenetics agreements.  See “Milestone and Royalty Payments” below for more information on these and other payments.

Since our inception in 1999, we have incurred losses from operations each year.  As of September 30, 2011, our accumulated deficit was $150.8 million.  We recorded revenues of $1.3 million for the nine months ended September 30, 2011, which consist of product sales, royalty income and sublicense fee income.  In view of our limited revenue at this time, we continue to closely monitor our cash and investments balance and manage expenses.  The uncertainty surrounding the FDA’s review of our PMA application for Augment as described above, as well as the continuing volatile business and economic environment, including the ensuing market instability and uncertainty, may continue to impact our general business strategy and may adversely affect our business, financial condition and results of operation.  Also, the economy may impact the demand for elective medical procedures that we are targeting with certain of our product candidates, or may impact the pricing that we may set for our products, if approved.  Accordingly, the impact of the FDA review process and the economy on commercial opportunities, such as our anticipated commercial launch of Augment in the United States, remains uncertain.  Although the size and timing of our future operating losses are subject to this significant uncertainty, we expect that operating losses may continue over the next several years as we continue to fund our research and development activities, clinical trials, and regulatory and commercialization efforts.

Financial Operations Overview

From our inception in 1999 through September 30, 2011, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, product sales and royalties.  As of September 30, 2011, our balance of cash and investments totaled $66.8 million, which includes $21.5 million in cash and cash equivalents and $45.3 million in investments classified as available-for-sale consisting of U.S. government sponsored enterprise (“GSE”) securities, corporate bonds, municipal bonds, bank bonds, and commercial paper.

Revenues

Our recent revenues have been limited and are comprised primarily of product sales, royalty income and sublicense fee income.  We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Royalty income for the three and nine months ended September 30, 2011 was $0.1 million and $0.3 million, respectively, and is based on net sales of GEM 21S as reported to us by Luitpold, who owns the rights to GEM 21S and markets it through its Osteohealth Company in the United States and Canada.  We expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S in accordance with the terms and conditions of our 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold.

Sublicense fee income for the three and nine months ended September 30, 2011 was $0.2 million and $0.7 million, respectively, and is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

A significant portion of our expenditures are incurred in connection with research and development activities.  As described in “Overview” above, as we re-evaluate all development and commercialization plans, we have been seeking to curtail expenses, including those related to research and development activities, until we obtain greater clarity from the FDA regarding an approval pathway for Augment.

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

Direct external costs represent significant expenses paid to third parties that specifically relate to the development and commercialization of our product and product candidates, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  Internal costs represent expenses for employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments.  Research and development spending for past periods is not indicative of spending in future periods.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
Costs	2011	2010	2011	2010
Direct external:
Periodontal	$31,683	$17,606	$76,266	$17,940
Orthopedic	777,926	1,183,575	2,460,845	3,345,036
Sports medicine	226,903	331,432	894,239	675,655
	1,036,512	1,532,613	3,431,350	4,038,631
Internal:
Periodontal	76,517	121,225	253,582	341,316
Orthopedic	1,883,958	2,005,959	5,657,537	6,085,371
Sports medicine	608,007	772,196	2,110,760	2,084,558
	2,568,482	2,899,380	8,021,879	8,511,245
Total	$3,604,994	$4,431,993	$11,453,229	$12,549,876

General and Administrative Expenses

Our general and administrative expenses, which were $12.3 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively, have increased as we expanded our sales and marketing networks to represent our products, as well as our manufacturing operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

As described in “Overview” above, as we re-evaluate all development and commercialization plans, we have been seeking to control expenses until we obtain greater clarity from the FDA regarding an approval pathway for Augment.  Our efforts to control general and administrative expenses may result in our delaying further increases in our staffing of general and administrative personnel and postponing certain activities relating to the build-out of our warehouse, distribution and manufacturing facility.

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

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreements with ZymoGenetics relating to such patents, we had agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with such patent agreements, we were required to make minimum royalty payments for sales of an orthopedic product as follows: $1.0 million in the first full year following the first commercial sale, and $1.5 million and $2.5 million in the second and third years, respectively.  As a result of our first shipment of Augment to a Canadian distributor in December 2009, we recognized a $1.0 million liability and royalty expense in our condensed consolidated balance sheet and statement of operations, respectively, as of and for the year ended December 31, 2010.

In October 2010, BMS acquired ZymoGenetics and thereby assumed ZymoGenetics’ rights and responsibilities under our licensing agreements therewith.  In June 2011, we signed the Licenses Amendment with BMS which converts our exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF.  The Licenses Amendment provides for a one-time, final payment from us to BMS totaling $1.5 million, which was paid in July 2011.  This payment satisfied the $1.0 million liability recognized as of December 31, 2010, and an additional $0.5 million was recognized as royalty expense in the condensed consolidated statement of operations for the nine months ended September 30, 2011.  No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, or sublicense fees) will be due from us to BMS under the ZymoGenetics agreements.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Net loss for the three months ended September 30, 2011 was $7.1 million, or $0.25 per diluted share, compared to net loss of $7.8 million, or $0.29 per diluted share, for the same period in 2010.  We anticipate that our operating losses, which are only partially offset by sales, royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales and marketing network to represent our products.

Product Sales Revenue

We recorded product sales revenues of approximately $0.1 million for the three months ended September 30, 2011.  In October 2011, we modified our sales channel in Canada.  We are now selling Augment through an exclusive independent sales agent, who sells Augment through a sales force of independent distributors across Canada. We do not anticipate significant revenues from sales of Augment in Canada in the near term.

Also, pursuant to the TGA’s approval of our medical device application for Augment, we will sell Augment through an exclusive distributor, who is an independent distributor of medical devices in the Australian and New Zealand orthobiologics space and has a team of 30 experienced sales representatives who will sell our product. We currently plan to make Augment available to customers in Australia on a limited basis by the end of 2011, and expect a full launch once a reimbursement decision is determined in the first quarter of 2012.  However, we do not anticipate significant revenues from sales of Augment in Australia in the near term.

We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 was $12,362.  There were no product sales revenues and no cost of sales for the same period in 2010.  Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our condensed consolidated statements of operations.

Royalty and Sublicense Fee Income

Royalty income for the three months ended September 30, 2011 was $0.1 million compared to $0.1 million for the same period in 2010.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the three months ended September 30, 2011 and 2010, Luitpold’s net sales of GEM 21S as reported to us were $1.2 million and $1.1 million, respectively.

Sublicense fee income for the three months ended September 30, 2011 was $0.2 million compared to $0.2 million for the same period in 2010.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages, benefits, payroll taxes and stock compensation expense for internal R&D personnel, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the three months ended September 30, 2011 were $3.6 million compared to $4.4 million for the same period in 2010.  The $0.8 million decrease resulted from:

▪	a decrease of $0.5 million in professional fees and manufacturing activities as costs associated with the completed Augment clinical trials have slowed since 2010;

▪	a decrease of $0.2 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the research and development function; and

▪	a decrease of $0.1 million in general research and development activities such as recruiting & relocation, insurance and small equipment.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $3.6 million, compared to $2.9 million for the same period in 2010.  The $0.7 million increase resulted from:

▪	an increase of $0.5 million in the sales, marketing and customer service departments, particularly in connection with our preparation for an anticipated U.S. commercial launch of Augment; and

▪	an increase of $0.2 million in legal fees related to the class action litigation and shareholder derivative litigation as discussed in “Part II, Item 1. Legal Proceedings.”

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended September 30, 2011 was $0.4 million compared to $0.3 million for the same period in 2010.  During the three months ended September 30, 2011, we purchased equipment, computers and software totaling $0.2 million.

Patent License Fee Amortization

Patent license fee amortization for the three months ended September 30, 2011 was $9,626, compared to over $0.5 million for the same period in 2010.  In 2010, we wrote-off certain capitalized costs totaling $12.4 million related to patents that had expired and were fully amortized as of year-end 2010.  Ongoing amortization expense is attributable to the capitalization of the remaining patent license fees, which amounted to a cumulative $2.4 million as of September 30, 2011.

Interest and Investment Income

Total net interest and investment income for the three months ended September 30, 2011 was $24,346 compared to $36,108 for the same period in 2010.  Interest rates earned on our cash and cash equivalents averaged 0.01% during both three-month periods ended September 30, 2011 and 2010.

Nine Months Ended September 30, 2011 and 2010

Net loss for the nine months ended September 30, 2011 was $23.3 million, or $0.83 per diluted share, compared to net loss of $23.9 million, or $1.02 per diluted share, for the same period in 2010.  We anticipate that our operating losses, which are only partially offset by sales, royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales and marketing network to represent our products.

Product Sales Revenue

We recorded product sales revenues of approximately $0.2 million for the nine months ended September 30, 2011.  In October 2011, we modified our sales channel in Canada.  We are now selling Augment through an exclusive independent sales agent, who sells Augment through a sales force of independent distributors across Canada. We do not anticipate significant revenues from sales of Augment in Canada in the near term.

Also, pursuant to the TGA’s approval of our medical device application for Augment, we will sell Augment through an exclusive distributor, who is an independent distributor of medical devices in the Australian and New Zealand orthobiologics space and has a team of 30 experienced sales representatives who will sell our product. We currently plan to make Augment available to customers in Australia on a limited basis by the end of 2011, and expect a full launch once a reimbursement decision is determined in the first quarter of 2012.  However, we do not anticipate significant revenues from sales of Augment in Australia in the near term.

We expect product sales revenues to commence in the United States from the sales of Augment when, and if, the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 was $34,196.  There were no product sales revenues and no cost of sales for the same period in 2010.  Cost of sales is comprised of the following costs:  raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process.  The cost of sales will vary in direct correlation to the volume of product sales of Augment kits.  Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials.  As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our condensed consolidated statements of operations.

Royalty and Sublicense Fee Income

Royalty income for the nine months ended September 30, 2011 was $0.3 million, compared to $0.4 million for the same period in 2010.  As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.  In the nine months ended September 30, 2011 and 2010, Luitpold’s net sales of GEM 21S as reported to us were $3.3 million and $3.5 million, respectively.

Sublicense fee income for the nine months ended September 30, 2011 was $0.7 million compared to $0.7 million for the same period in 2010.  Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages, benefits, payroll taxes and stock compensation expense for internal R&D personnel, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings.  These expenses for the nine months ended September 30, 2011 were $11.5 million compared to $12.5 million for the same period in 2010.  The $1.0 million decrease resulted from:

▪	a decrease of $0.6 million in professional fees and manufacturing activities as costs associated with the completed Augment clinical trials have slowed since 2010; and

▪	a decrease of $0.4 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the research and development function.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $12.3 million, compared to $10.0 million for the same period in 2010.  The $2.3 million increase resulted from:

▪	an increase of $0.5 million in royalty expense, as described further in “Milestone and Royalty Payments” above; and

▪	an increase of $1.8 million in the sales, marketing and customer service departments, particularly in connection with our preparation for an anticipated U.S. commercial launch of Augment.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the nine months ended September 30, 2011 was $0.9 million compared to $0.9 million for the same period in 2010.  During the nine months ended September 30, 2011, we purchased equipment, computers and software totaling $0.9 million.  In addition, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized during the nine months ended September 30, 2011.

Patent License Fee Amortization

Patent license fee amortization for the nine months ended September 30, 2011 was $27,235, compared to over $1.6 million for the same period in 2010.  In 2010, we wrote-off certain capitalized costs totaling $12.4 million related to patents that had expired and were fully amortized as of year-end 2010.  Ongoing amortization expense is attributable to the capitalization of the remaining patent license fees, which amounted to a cumulative $2.4 million as of September 30, 2011.

Interest and Investment Income

Total net interest and investment income for the nine months ended September 30, 2011 was $88,174 compared to $94,577 for the same period in 2010.  Interest rates earned on our cash and cash equivalents averaged 0.01% during both nine-month periods ended September 30, 2011 and 2010.

Provision for Income Taxes

At September 30, 2011, we had federal net operating loss (“NOL”) carryforwards of $119.0 million, of which $2.3 million originated from the disqualifying disposition of stock options.  The federal NOL carryforwards will begin to expire in 2022.  State NOL carryforwards at September 30, 2011 totaled $104.6 million and will expire between 2013 and 2031.  To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2011, net cash used in operating activities was $23.4 million, primarily consisting of salaries & benefits, clinical trials, research and development activities and general corporate operations.

Net cash provided by investing activities was $33.1 million for the nine months ended September 30, 2011 and consisted of net sales of investments, purchases of property and equipment and purchases of capitalized patent costs.  We have incurred costs related to a new building intended to house certain aspects of our manufacturing and warehousing operations.  For the nine months ended September 30, 2011, these costs have included $1.0 million in engineering design/planning and build-out construction costs (for a cumulative total of $2.2 million as of September 30, 2011), which have been capitalized as leasehold improvements, and $0.1 million in equipment that has not yet been placed into service (for a cumulative total of $4.2 million as of September 30, 2011).

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2011 and consisted of net proceeds from issuance of common stock under our stock-compensation plans.

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

Royalties and Milestones

In January 2008, we sold our remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S.  As a result of this transaction, we expect to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026.  For the nine months ended September 30, 2011 and 2010, we recorded royalty income in our condensed consolidated statements of operations of $0.3 million and $0.4 million, respectively.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. As a part of the licensing agreements relating to such patents, we had agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement.  In accordance with an amendment to the Patent License Agreement, we paid a $1.5 million royalty in July 2011.  In addition, various other milestone and royalty payments may be required under our agreements with Luitpold, Kensey Nash, Novartis and Harvard.  Refer to “Financial Operations Overview - Milestone and Royalty Payments” for more information regarding these royalty and milestone payments.

Cash and Cash Equivalents and Investments

As of September 30, 2011, the remaining net proceeds from our net cash flows, capital offerings, the 2008 sale of our orofacial therapeutic business, including GEM 21S, and our royalties and milestones have been invested conservatively in cash and cash equivalents and investments in GSE securities, corporate bonds, municipal bonds, bank bonds and commercial paper.

At September 30, 2011, we had $21.5 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at September 30, 2011, we had $45.3 million in short-term investments classified as available-for-sale consisting of $15.5 million in GSE securities, $10.6 million in corporate bonds, $3.4 million in municipal bonds, $3.0 million in bank bonds, and $12.8 million in commercial paper. The GSE securities have maturity dates ranging from May 2012 to August 2012 with coupon rates ranging from 0.205% to 0.35%.  The corporate bonds have maturity dates ranging from October 2011 to August 2012 with coupon rates ranging from 3.125% to 6.95%.  The municipal bonds have maturity dates ranging from December 2011 to March 2012 with coupon rates ranging from 2.0% to 5.5%. The bank bond has a maturity date of January 2012 with a coupon rate of 0.26%.  The commercial paper investments have maturity dates ranging from October 2011 to June 2012.

We believe that the September 30, 2011 balance of our cash and cash equivalents and investments, which includes net proceeds from the sale of our orofacial therapeutic business in 2008 and from additional capital resources secured in 2010 as described above, will be sufficient to meet our anticipated cash requirements at least through early 2013.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 to have a material impact on our condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Early application is permitted, although we do not plan to adopt early. We do not expect the adoption of ASU 2011-05 to have a material impact on our condensed consolidated financial statements.

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

The components of our comprehensive losses for the three and six months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three months ended September 30,
	2011 (in thousands)	2010 (in thousands)
Net loss	$(7,122)	$(7,751)
Other comprehensive loss:
Net unrealized loss on foreign currency translation	(5)	0
Net unrealized loss on investments classified as available for sale	(13)	(3)
Comprehensive loss	$(7,140)	$(7,754)

	Nine months ended September 30,
	2011 (in thousands)	2010 (in thousands)
Net loss	$(23,317)	$(23,929)
Other comprehensive loss:
Net unrealized loss on foreign currency translation	(6)	0
Unrealized gain (loss) on investments classified as available for sale	7	(6)
Comprehensive loss	$(23,316)	$(23,935)

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.  Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents.  Our cash accounts earned interest rates averaging 0.01% during the nine months ended September 30, 2011.  We have not used derivative financial instruments for speculation or trading purposes.

At September 30, 2011, we had $21.5 million in cash and cash equivalents held in three financial institutions.  Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit.  In addition to the balance of cash and cash equivalents at September 30, 2011, we had $45.3 million in short-term investments classified as available-for-sale and consisting of GSE securities, corporate bonds, municipal bonds, bank bonds and commercial paper. These investments have maturity dates ranging from October 2011 to August 2012 and coupon rates ranging from 0.205% to 6.95%.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against us and certain of our officers on behalf of certain purchasers of our common stock.  The complaint alleges that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business, operations, management, future business prospects and the intrinsic value of our common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.

In August 2011, a purported shareholder derivative complaint was filed in the United States District Court, Middle District of Tennessee, allegedly on behalf of and for the benefit of us, against all the members of our current Board of Directors, and names us as a nominal defendant.  The shareholder derivative action makes factual allegations similar to the allegations in the class action lawsuit, and alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The purported derivative action seeks modification of our corporate governance policies and procedures, and also seeks monetary damages in an unspecified amount, including disgorgement of all profits, benefits and compensation obtained by the defendants, and plaintiff’s costs and disbursements associated with the lawsuit, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses, and such other relief as the court deems just and proper.

If we are not successful in our defense of the class action litigation and the derivative litigation, we could be forced to make significant payments to, or enter into other settlements with, our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results and financial condition.  Additional lawsuits with similar claims may be filed by other parties against us and our officers and directors.  Even if such claims are not successful, these lawsuits or other future similar actions, or other regulatory inquiries or investigations, may result in substantial costs and have a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

We plan to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation.  The outcome of these matters is uncertain, however, and we cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits.  In connection with these claims, as of September 30, 2011, we recorded $0.3 million for estimated legal defense costs under our applicable insurance policies.  However, there can be no assurance as to the ultimate outcome of these claims or whether our applicable insurance policies will provide sufficient coverage for these claims.

We are not a party to any other legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on our business, financial condition and results of operations.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  The risks disclosed in those risk factors, as well as the risks updated or added below, could materially affect our business, financial condition and operating results and may not be the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

We depend upon a limited number of specialty suppliers of raw materials.

Our ability to manufacture our product and product candidates depends upon a limited number of specialty suppliers of raw materials.  In particular, we depend upon Novartis to supply us with sufficient quantities of rhPDGF-BB for commercial production and clinical development activities and to meet the commercial demand for our product. We are obligated to purchase minimum specified quantities of rhPDGF-BB.  We currently do not have an alternative source of rhPDGF-BB.  With the production of Augment finished goods inventory in anticipation of product launch, we have depleted our current inventory of rhPDGF-BB.  If we are not able to obtain rhPDGF-BB from Novartis, we may not be able to meet our supply obligations to Luitpold for rhPDGF-BB, or manufacture commercial or clinical inventory of any product candidate that contains rhPDGF-BB, including our lead product candidates, Augment, Augment Injectable, and Augment Rotator Cuff.  Based on our current forecasts for our and Luitpold’s rhPDGF-BB needs, our planned clinical study programs for our product candidates and our anticipated pre-clinical studies, sales forecasts of Augment, and finished goods currently in inventory, our minimum purchase commitments of rhPDGF-BB in 2011 should meet our needs for approximately the next 12 to 18 months.  Our agreement with Novartis may be terminated under certain circumstances.  Under the terms of our supply agreement, Novartis is required to support our efforts to establish our continued production of rhPDGF-BB should it terminate the agreement; however, establishing a manufacturing process to replace Novartis’ may take multiple years and a significant financial investment to complete, if at all, and there is no assurance we would be successful in that effort.

We have established certain relationships with β-TCP suppliers and obtain matrix materials from Kensey Nash Corporation (“Kensey Nash”) and Integra LifeSciences Corporation (“Integra”). We are also continuing to evaluate β-TCP products and other matrices from other potential suppliers for use in orthopedic and sports medicine applications. There is a risk that we will not be able to secure adequate sources of rhPDGF-BB, β-TCP, or other matrix materials to meet our clinical and commercial needs for our products and product candidates.

The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would impede our ability to manufacture Augment for the Canadian and Australian markets and our product candidates. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture Augment and the other product candidates that we are developing may negatively impact our development and commercialization activities. If our specialty suppliers cannot perform as agreed, we may not be able to replace them in a timely manner or on terms that are acceptable to us, if at all, and the production of our product and product candidates would be interrupted or cancelled, resulting in lost revenue and delays in or terminations of clinical trials and additional costs. We will be required to obtain regulatory approval from the FDA or foreign regulatory authorities before we can use different suppliers or components. If we have to switch to replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of Augment in Canada and Australia and our product candidates could be interrupted for an extended period of time, which may delay completion of our clinical trials, regulatory approval of our product candidates or commercialization of any approved products.

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

As a result of any arrangements we may enter into with third parties to perform sales, marketing and distribution services, our product revenues could be lower than if we directly marketed and sold Augment in Canada or Australia, or any other product candidate that we may develop.  Furthermore, as a result of marketing, sales or distribution arrangements we may enter into with other companies, any revenues received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If our relationships with our current or future distributors do not progress as anticipated, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be materially and adversely affected.

From time to time, we and our executive officers or directors may be named as defendants in lawsuits or involved in regulatory inquiries, which could result in substantial costs and divert management’s attention.

Biotech companies with volatile stocks often are the subject of securities class actions and derivative lawsuits. Similarly, stock price volatility as well as the timing of disclosures relating to FDA or other regulatory developments may create interest on the part of self-regulatory organizations or the Securities and Exchange Commission. Recently, following various recent regulatory developments and a period of stock price volatility, we received regulatory inquiries to which we responded to in the ordinary course.

Also, two lawsuits have been filed against us.  In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against us, and certain of our officers on behalf of certain purchasers of our common stock. The complaint alleges that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business, operations, management, future business prospects and the intrinsic value of our common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials. The plaintiffs seek unspecified monetary damages and other relief.

In August 2011, a purported shareholder derivative complaint was filed in the United States District Court, Middle District of Tennessee, allegedly on behalf of and for the benefit of the Company, against all the members of the current Board of Directors of the Company, and names the Company as a nominal defendant.  The shareholder derivative action makes factual allegations similar to the allegations in the class action lawsuit, and alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The purported derivative action seeks modification of the Company’s corporate governance policies and procedures, and also seeks monetary damages in an unspecified amount, including disgorgement of all profits, benefits and compensation obtained by the defendants, and plaintiff’s costs and disbursements associated with the lawsuit, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses, and such other relief as the court deems just and proper.

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

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing in the United States.  Some of our product candidates, including Augment and Augment Injectable, are regulated as combination products.  For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. For the current orthopedic indications, Augment and Augment Injectable are being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research.  Augment and Augment Injectable require an approved Pre-Market Approval (“PMA”) application before they can be marketed in the United States.

We previously submitted a three-part modular PMA seeking approval of Augment which, after we complied with a request from the FDA for additional information, was accepted by the FDA for review and filed. The FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopaedic and Rehabilitation Devices Panel (the “panel”) on May 12, 2011 during which the panel reviewed Augment. The panel voted in support of the safety of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; in support of the efficacy of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; and that Augment demonstrates a favorable benefit to risk profile for the same indication. However, the panel made various recommendations regarding potential pre- and post-approval studies. The panel’s recommendations will be considered by the FDA as part of its review of our Augment PMA. Even though the panel voted in favor of Augment, the FDA may determine that our Augment PMA is not approvable, or require us to conduct additional clinical or non-clinical studies before it will approve Augment. We may be unable to design studies that satisfactorily address certain issues raised by the FDA. Even if we are able to design adequate studies, such studies may be very time consuming and costly, and their results may be uncertain or negative. This could significantly delay or prevent the approval of Augment, or result in the FDA imposing labeling restrictions on any approval of Augment that would significantly reduce Augment’s potential market. Any of these events would have a material, adverse effect on our business, financial condition and results of operations.

Notwithstanding the panel decision, there can be no assurance that the review of our PMA will not be delayed further, or that the data we submitted to the FDA will be sufficient for it to approve our PMA, or that the FDA will not require more data or place additional requirements on us before it will approve our PMA. If the FDA’s review of our Augment PMA is delayed, or if the FDA ultimately denies our Augment PMA, it would have a material adverse effect on our business, financial condition and results of operations.

We previously filed an Investigational Device Exemption (“IDE”) application with the FDA seeking approval to initiate a pivotal trial evaluating the safety and effectiveness of Augment Injectable as a substitute for autograft in hindfoot fusion procedures (“Augment Injectable IDE”).  In January 2011, the FDA conditionally approved the initiation of enrollment in our North American pivotal trial, and we initiated patient enrollment in the United States in the second quarter of 2011.  Given certain comments made during the May 2011 panel meeting for Augment, we have re-engaged discussions with the FDA regarding the current Augment Injectable study design.

We continue to have discussions with the FDA in an effort to finalize the study design and sample size.  In order to minimize potential future statistical concerns by the FDA, we have proposed a revised sample size of 300 patients, which we believe will allow the trial to stand alone and will not require pooling of patient data from previous trials into the statistical analyses of the study.  Although we currently anticipate that the sample size will increase to at least 300 patients, the FDA has not yet approved our proposed revised patient sample size, and therefore the exact amount of the increase has not yet been determined.  Because of our proposed increase in the sample size, we expect that the cost of the Augment Injectable clinical trial will increase by at least 50%, and the enrollment phase will be extended to at least the second half of 2012.

We may not be able to address the conditions the FDA has placed on the Augment Injectable IDE approval, or we may be required to further revise this trial.  If we are unable to address the FDA’s conditions, or if we fail to include a large enough sample size in the study, we may be unable to complete the trial in a timely manner or the FDA may not accept the study as sufficient support for marketing approval. The FDA may reject our proposed sample size and statistical plan, and require a significantly larger number of patients in the study, which would significantly increase the cost of the study and significantly delay completion of the study. Also, if we are unable to expand the inclusion criteria for the study (e.g., inclusion of ankle surgeries), any FDA approved indications may be more limited, which would limit the potential market for the product and could have a material adverse effect on our business, financial condition and results of operations.  If we are unable to successfully finalize the study design for our Augment Injectable trial, or if the completion of the trial is delayed, or if the FDA ultimately determines that the results of the study do not provide sufficient support for marketing approval, it would have a material adverse effect on our business, financial condition and results of operations.

The FDA may select a different center or different legal authority for our other product candidates, in which case the path to regulatory approval would be different and could be more lengthy and costly. For example, certain of our other product candidates may be reviewed by the FDA as drug products, which would require an approved new drug application (“NDA”) before they can be marketed. In response to a request for designation (“RFD”) we filed with the FDA for a product candidate designed to treat rotator cuff injuries, the FDA concluded that the rotator cuff product candidate should be reviewed as a drug, and not as a device.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues or marketing applications under FDA review. These outside experts are convened by an FDA Advisory Committee to form an advisory panel. The advisory panel will report to the FDA and may make recommendations or make certain determinations regarding the reasonable assurance of a product’s safety and effectiveness or the benefit/risk profile of a product. The views of the advisory panel may differ from those of the FDA. Augment was reviewed by the FDA’s Orthopedic and Rehabilitation Devices Panel (the “panel”) on May 12, 2011. The panel vote was favorable. However, the panel made various recommendations regarding potential pre- and post-approval studies. The panel’s recommendations will be considered by the FDA as part of its review of our Augment PMA. Even though the panel voted in favor of Augment, the FDA may still deny our PMA and either elect not to adopt the panel’s determinations, or identify issues not addressed by the panel as a basis for its denial.

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

The trading prices of the securities of medical technology and biotechnology companies have been highly volatile.  Our stock has been and can be expected to continue to be highly volatile, particularly around the time of scheduled or expected announcements by us or regulatory agencies with respect to matters under regulatory review, such as, for example, announcements by us or the FDA regarding our Augment PMA.  Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations.  Factors that could affect the trading price of our common stock include, among other things:

•	whether we receive FDA approval to market any of our product candidates in the United States or similar regulatory approval in foreign jurisdictions;

•	whether we successfully commercialize Augment in Canada or Australia or any other approved product in the future;

•	the status of litigation against us, our directors, and certain of our officers, or the status of regulatory inquiries brought against us and our officers and directors;

•	developments relating to patents, proprietary rights and potential infringement;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	reimbursement policies of various governmental and third party payers;

•	public concern over the safety and efficacy of GEM 21S, Augment, Augment Injectable, Augment Rotator Cuff or any of our product candidates or any PDGF-containing product;

•	changes in estimates of our revenue and operating results;

•	variances in our cash flow, revenue or operating results from forecasts or projections;

•	recommendations of securities analysts regarding investment in our stock;

•	our ability to maintain or raise sufficient capital to fund our operations until we are able to commercialize a product candidate and become profitable; and

•	market conditions in our industry and the current economic uncertainty as a whole.

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

At September 30, 2011, there were options issued and outstanding to purchase 2,867,162 shares of our common stock with a weighted average exercise price of $11.23.  Also at September 30, 2011, there were 1,785,998 options available for future issuance of options under our stock option plans.

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

Dated:  November 8, 2011

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch

Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock

Larry Bullock
Chief Financial Officer