Form 10-K
period 2011-12-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2012-03-13
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $102.2 million.

As of March 9, 2012, a total of 28,128,280 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including but not limited to the notes to the consolidated financial statements and the sections titled “Business” (Item 1), “Risk Factors” (Item 1A) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains “forward-looking statements.” Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate,” “seek” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements include, among other things, statements about:

•	timing, advancement and results of regulatory filings, clinical trials, and non-clinical studies, as well as potential regulatory approval of our product candidates in various countries around the world, including the regulatory approval of Augment® Bone Graft (“Augment”) in the United States and the European Union, and Augment® Injectable Bone Graft (“Augment Injectable”) in the United States, Canada, Australia, and the European Union;
•	market acceptance of and demand for Augment or AugmatrixTM Biocomposite Bone Graft (“Augmatrix”) in any market and for our product candidates generally, including reimbursement prospects and the economic conditions that could adversely affect the level of demand for Augment, Augmatrix or our other product candidates;
•	the potential expansion of our platform PDGF technology to a broad array of musculoskeletal applications or its ability to address unmet medical needs;
•	actions by regulatory authorities;
•	our regulatory strategy and decisions regarding the classification of a product as a device or a drug;
•	our intellectual property portfolio and licensing strategy;
•	our marketing and manufacturing capacity and strategy;
•	our commercialization strategy and transition to a commercial entity;
•	estimates regarding our capital requirements, and anticipated timing of the need for additional funds;
•	estimates regarding milestone payments to us or by us;
•	securities claims, derivative claims, product liability claims, other litigation or claims or regulatory inquiries that have been and may be brought against us and our officers and directors;
•	financial markets;
•	the competitive environment; and
•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate. Forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors” (Item 1A) in this Annual Report on Form 10-K and in the reports we file, from time to time, with the Securities and Exchange Commission (the “SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances contained in this Annual Report on Form 10-K may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

ii

We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

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

iii

PART I

Item 1. BUSINESS

Overview

We are a biotechnology company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications.

Our Augment® platform of product and product candidates include an engineered version of recombinant human platelet-derived growth factor BB (“rhPDGF-BB”), one of the principal wound healing and tissue repair stimulators in the body. Our platform regenerative technology for promoting tissue healing and regeneration combines rhPDGF-BB with tissue specific matrices, when appropriate. The matrices are engineered or natural scaffold materials, such as Beta Tri-Calcium Phosphate (“§-TCP”), which have a history of demonstrated safety and efficacy in previous uses.

Our platform regenerative technology may offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. We believe that our product and product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and in some cases less invasive treatment options for the repair of bone, cartilage, tendons and ligaments, thus helping patients recover from their injuries and improving their quality of life.

Through the commercialization of this patented technology, we seek to become the leading company in the field of regenerative medicine with the product and product candidates we are developing, including the following lead product and product candidates:

•	Augment® Bone Graft (“Augment”);
•	Augment® Injectable Bone Graft (“Augment Injectable”); and
•	Augment® Rotator Cuff Graft (“Augment Rotator Cuff”).

In addition, in February 2012, we began marketing AugmatrixTM Biocomposite Bone Graft (“Augmatrix”) in anticipation of an expected commercial launch in the second quarter of 2012. Augmatrix is a family of tissue specific grafting materials previously cleared by the U.S. Food and Drug Administration (“FDA”). Augmatrix is available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. Refer to “Introduction of AugmatrixTM Biocomposite Bone Graft” below for more information.

We have completed or continue to sponsor clinical trials with our three leading product candidates (Augment, Augment Injectable and Augment Rotator Cuff) for use in multiple orthopedic and sports medicine indications including the treatment of foot and ankle fusions, the stimulation of wrist fracture healing, and the surgical treatment of rotator cuff tears.

We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with various regulatory approvals of our initial product candidates, including:

•	GEM 21S® Growth-factor Enhanced Matrix (“GEM 21S”) — We developed GEM 21S as our first periodontal product. GEM 21S was approved by the U.S. Food and Drug Administration (“FDA”) in the United States in 2005 and Health Canada (“HC”) in Canada in 2006. In January 2012, we announced receipt of the CE Mark for GEM 21S in the European Union (“EU”); however, we have since been informed that the EU regulatory authorities are re-evaluating the CE Mark. We sold GEM 21S to Luitpold Pharmaceuticals, Inc. (“Luitpold”) in early 2008; and
•	Augment — We are developing Augment as our first orthopedic product. In 2009, Augment was approved by HC for commercialization in Canada. In 2011, Augment was listed by the Australian Therapeutics Goods Administration (“TGA”) in Australia and by the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in New Zealand, clearing the way for commercialization of Augment in Australia and New Zealand, respectively. We are currently pursuing additional regulatory approvals in the United States as well as several markets located outside of the United States (“OUS”). Refer to “Regulatory and Commercialization Activities Outside of the United States” below for more information on our OUS activities.

FDA Review of Pre-Market Approval Application for Augment Bone Graft

A key business objective is obtaining FDA marketing approval of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures in the United States. Significant recent events related to this endeavor are described below.

FDA Advisory Panel Meeting

In May 2011, the FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopaedic and Rehabilitation Devices Panel (the “panel”) to discuss, make recommendations, and vote on information related to our Pre-Market Approval (“PMA”) application for Augment for the treatment of hindfoot and ankle fusions in the United States. The FDA’s advisory committees provide independent expert advice to the agency on a range of issues, including questions related to the development and evaluation of products regulated by FDA, such as assessment of a product’s benefit-risk profile. The FDA is not bound by or limited to the advisory panel’s recommendations. The panel voted in favor of Augment on each of the three voting questions posed by FDA, voting:

•	12 to 6 in support of the safety of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures;
•	10 to 8 in support of the efficacy of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; and
•	10 to 8 that Augment demonstrates a reasonable benefit to risk profile for the same indication.

Augment received strong support among clinicians on the panel with nine of 12 voting in favor of a reasonable risk to benefit profile and unanimous favorable recommendations on all three votes from the three foot and ankle specialists and two oncologists. Also during the panel meeting, the FDA presented the panel with a number of non-voting questions that sought the panel’s input with respect to various issues.

FDA Post-Panel Response Letter

In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA related to our PMA application for Augment. The FDA acknowledged that the panel voted in favor of a reasonable assurance of safety, effectiveness and a positive benefit to risk ratio; however, the FDA stated that “notwithstanding the Advisory Panel’s recommendation, the PMA, without additional information, must be considered not approvable and that... to place the Company’s PMA in approvable form, the Company must amend it to include the following...” The letter listed the information that we would need to submit, and the FDA to find acceptable, for the PMA application to be approvable. The letter outlined a pathway that could potentially lead to approval without additional clinical trials to support the safety and effectiveness of Augment.

In the letter, the FDA requests that we submit additional information from the Augment pivotal study as it relates to the product’s safety and effectiveness, as well as additional information relating to antibody safety and reproductive issues. The FDA also requested that we submit additional information relating to post-approval studies to monitor the cancer safety of the product and further evaluate its pharmacokinetic (“PK”) profile in humans.

Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study are as follows:

•	A re-reading of all 24-week CT scans by the original musculoskeletal radiologist, and at least one additional radiologist, and additional statistical analyses correlating the radiological outcomes to the clinical outcomes to allow FDA to evaluate the “robustness” of the data, given the differences in the outcome of the intent-to-treat and the modified-intent-to-treat patient population analyses;
•	Further analysis of all serious study adverse events and re-categorization of all secondary surgeries as failures; and

•	Stratification of results by various subgroup patient populations (e.g., patients with degenerative disease or patients with risk factors such as smoking, diabetes or obesity), and stratification of the subgroup data based on the amount of Augment or autograft used.

As part of our efforts to address the FDA’s key requests for additional information required by the Augment PMA post-panel response letter, our independent radiologist is proceeding with re-reading all the 24-week CT scans. In addition, a new independent radiologist working through a contract research organization that specializes in image analysis will also read all the 24-week CT scans. Our original radiologist has explained and demonstrated to the new radiologist the methods he utilized in reading the original CT scans. From these new readings, we will provide the FDA with an intra-reader analysis (which demonstrates the consistency of the results from multiple readings by the same radiologist of the same CT scan) and inter-reader reliability analysis (which shows the consistency among different readers). We previously provided the FDA with an intra-reader analysis based on 53 patients and found an 85% concordance between the two readings. However, in the letter, the FDA has now requested this analysis for all treated patients. These analyses will consist of standard reliability statistics; for example, concordance, correlation and kappa.

Subsequent Discussions with FDA

In January 2012, we met with the FDA review team for our PMA application for Augment. After that meeting, we reiterated our previous guidance regarding the timing of our submission of an amendment to our PMA and the anticipated date of the final decision by the FDA on the approvability of the Augment PMA. Given our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA, and conserve resources until there is further clarity from the FDA regarding Augment, we have voluntarily suspended additional screening and enrollment of patients in our Augment Injectable clinical program.

Based on our discussions with the FDA in February 2012, we currently anticipate that information regarding the potential tumor promotion risk of PDGF in another product called Regranex® will be included in our labeling, but at this time we do not anticipate that such information will be required in the form of a black box warning. While we anticipate that our labeling will include information on Regranex (a topical cream containing PDGF that is indicated for the treatment of diabetic foot ulcers and owned by Healthpoint Biotherapeutics), we also anticipate it will include the differences between Regranex and Augment particularly as it pertains to dosage and frequency of use of the two products. In addition, we anticipate that the language in our labeling concerning potential carcinogenic risk will also include our pre-clinical data (e.g., long term carcinogenicity, long term toxicity, reproductive toxicity, and PK studies). We also discussed with the FDA possibly including in our labeling the results of the human PK study that we completed in December 2011. The study demonstrated no detectable change in circulating serum levels of rhPDGF-BB after Augment is applied in foot and ankle fusions. Although our expectations with regard to the Augment labeling are based on discussions with the FDA, we have not received any formal written communication from the FDA providing definitive decisions with respect to these issues. In addition, during our discussions the FDA emphasized that they may change their position at any time as warranted by further analyses or clinical findings.

Next Steps

We currently anticipate that by the middle of 2012 we will submit an amendment to the Augment PMA that will include the requested additional information. If the submission is timely and satisfactorily addresses the FDA’s issues, product approval could occur between April 2013 and January 2014. Although we are confident that we can compile and submit the additional information requested by the FDA, there can be no assurance that the FDA will be satisfied with our response. The FDA noted throughout the letter that if we cannot provide the requested additional information, or if the additional information does not address FDA’s issues or it raises new concerns, then a new clinical trial may be required. We continue, however, to believe in the safety and effectiveness of Augment and remain optimistic about obtaining FDA approval of the product candidate.

As we work through this process, we continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to these requests from the FDA and be in a position to begin commercialization of Augment in the United States.

Regulatory and Commercialization Activities Outside of the United States

We are currently pursuing additional regulatory approvals in the United States as well as several OUS markets. Outside of the United States, our current focus is on near-term approvals where we can access the market within the next 12 to 15 months, or less. In addition to our efforts for the commercial adoption of Augment in Canada, Australia and New Zealand, the additional potential OUS markets we are pursuing include countries in Europe, the Middle East, Asia and Latin America.

Canada

We remain focused on the commercial adoption of Augment in Canada, which was approved by HC in the fourth quarter of 2009. We recorded product sales revenues of approximately $0.3 million for the year ended December 31, 2011. In September 2011, we contracted with a new distribution partner with extensive experience in Orthopaedic sales in the Canadian marketplace. Our new distribution partner has developed a network of independent sales agencies, and currently utilizes over 30 sales representatives covering all of Canada. We have supplemented these efforts with the assistance of our U.S. based Area Sales Directors who are providing technical product support and training to sales representatives, surgeons and hospital administration. We do not anticipate significant revenues from sales of Augment in Canada in the near term.

In February 2012, we announced results of our 30-patient Canadian Augment Rotator Cuff pilot clinical trial. Augment Rotator Cuff achieved its primary safety endpoint, which was evaluated by a comparison of adverse events between the two treatment groups, and no device-related serious adverse events (“SAE”) were reported. Refer to “Clinical Trials and Product Development Programs” for more information.

Australia and New Zealand

Another key business objective is the successful commercial launch of Augment in Australia and New Zealand. In October 2011, the TGA cleared our medical device application for Augment, which was subsequently listed on the Australian Register of Therapeutic Goods (“ARTG”), clearing the way for commercialization of the product in Australia. In December 2011, Medsafe listed Augment on the Web Assisted Notification of Devices (“WAND”), clearing the way for commercialization of the product in New Zealand.

We will sell Augment through an exclusive medical device distributor in Australia and New Zealand. This distributor is a sales organization with a 30 person sales team throughout Australia and New Zealand. Reimbursement for patients in Australia’s Private Health Insurance setting is established biannually, which should lead to reimbursement for Augment in the second half of 2012 or early 2013, enabling a full launch in Australia at that time. However, we do not anticipate significant revenues from sales of Augment in Australia and New Zealand.

Europe

In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. We are considering our options in the event Luitpold does not make the payment.

We are seeking approval for Augment in Europe as a medical device under the CE Mark procedure, which is designed to provide a single marketing approval for all countries included in the EU. Accordingly, we submitted a device application to a Notified Body in Europe for the approval of Augment. As a result of Luitpold’s request for a re-evaluation of the CE Mark for GEM 21S, the EU regulatory authorities have postponed their review of our Augment CE Mark application until their re-evaluation of the CE Mark for GEM 21S is completed. Therefore, approval of the Augment CE Mark will be delayed. We are not able to provide updated guidance on the timing for potential receipt of the Augment CE Mark until the GEM 21S re-evaluation is complete.

Introduction of AugmatrixTM Biocomposite Bone Graft

In February 2012, we introduced Augmatrix, a new bone graft substitute product line. The Augmatrix product line is comprised of carbonate-apatite (calcium phosphate) and bovine Type I collagen and is designed to be combined with bone marrow aspirate (“BMA”). The products are available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. The product line has been FDA cleared for use in orthopedic indications and is ready for sale in the United States. Aggregate sales of bone graft substitutes in the United States are estimated to reach $1.7 billion in 2012, according to Millennium Research.

We entered into a supply agreement with Collagen Matrix, Inc. (“CMI”) under which CMI will supply their Matrix product to us for resale as part of our Augmatrix product line. The agreement provides that we shall have the exclusive right to purchase the Matrix product from CMI and the exclusive right to sell the Matrix product in all countries where it is approved for marketing or sale by the applicable regulatory authority.

We believe the addition of the Augmatrix product line will provide surgeons with a range of bone grafting solutions to procedures for which our rhPDGF-BB based offerings will not initially be indicated. The Augmatrix bone graft substitute platform complements our existing orthobiologic portfolio and will allow us to penetrate the large bone graft substitutes market earlier than anticipated. We expect to add offerings to the Augmatrix product line with the goal of expanding the sales of these products through a portion of our current distribution network, while establishing a commercial presence with surgeons and hospitals.

Industry Overview, Economic Outlook and Market Opportunities

According to industry data, the worldwide orthopedic market was estimated at $40 billion in 2011. This includes joint fusion and replacement, fracture repair, sports injury and spinal procedures. Growth in the worldwide orthopedic market is expected, driven by a potentially recovering economy, aging baby boomers, the desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

In addition to its expected growth, the orthopedic markets are undergoing a transition. Traditionally, the orthopedic and sports medicine markets have been dominated by companies that market metallic implants and related instrumentation. However, over the last several years, these markets have experienced increased demand for innovative, biologically active treatments which seek to stimulate the human body’s own capabilities for regeneration of tissue. The growth and development of the osteobiologics market is a good example of this trend. The osteobiologics market, such as the bone graft substitutes described above, currently represents a meaningful proportion of revenue within the orthopedic and sports medicine market segments. We believe that our product and product candidates, which utilize our platform regenerative technology, are positioned to improve upon a variety of existing therapies in these markets.

Current Therapies Used by the Competition

Bone Disorders and Injuries

Physicians treating orthopedic injuries must first determine whether conservative, non-surgical treatment or more aggressive surgical treatment is required. This choice is generally dictated by the seriousness of the injury, the degree of tissue disruption or loss, the patient’s general health and an evaluation of the risk factors. For closed, non-surgical treatment, the primary therapies available that are designed to assist the natural healing process of the injured bone and adjacent soft tissue are electrical and ultrasonic bone stimulation. When surgical treatment is indicated, physicians will often use bone or soft tissue grafts in addition to fixation with internal and/or external mechanical devices that stabilize the injury site. Currently available therapies or procedures to stimulate the healing process in the presence of these devices include autograft, allograft or xenograft, synthetic bone or tissue graft products, platelet-rich plasma systems and bone morphogenic proteins.

Autograft, which is the process of harvesting a patient’s own tissues, is the leading procedure for replacing or supplementing lost bone matter. Using autologous bone tissue may stimulate bone growth and provides a scaffold or matrix onto which new bone tissue can grow. However, to procure or harvest bone from another site in the patient’s body (i.e. the autograph procedure), an additional surgical procedure is usually required, often from the hip. This additional surgical procedure may be more painful than the patient’s primary surgical procedure to treat the injury and may lead to complications, including increased blood loss, and chronic pain or infection, which may result in an extended hospital stay. Also, there is a limited supply of available donor bone per patient. Furthermore, autograft may not be a suitable treatment for elderly patients or patients with osteoporosis since the additional surgical procedure to harvest bone may further weaken already frail bones and the quality of the harvested bone may not be sufficient to mitigate the bone healing process.

In order to eliminate the need for additional painful surgery, physicians also use allograft or xenograft. Allograft and xenograft use bone tissue harvested from a human cadaver or animal, respectively. These materials come in various forms, including chips, blocks and particulate, which provide physicians flexibility in treating injured or defective bone. Allograft and xenograft bone are of varying quality depending on the donor, the process and techniques used to prepare the bone tissue and the facility at which they are processed. Using cadaver or animal bone may pose some risk of transmitting infectious diseases to the patient and although this risk is currently thought to be very low, it remains a concern among some patients. Finally, the bio-activity level of allograft bone is very low to non-existent and therefore may be insufficient to assist the healing process.

Given the limitations associated with autografts, allografts and xenografts, synthetic bone grafts have become popular in the 2000’s. Physicians use synthetic bone or tissue graft products, like calcium sulfate and tricalcium phosphate, as filler or scaffold material that can be packed into voids or gaps resulting from defects or fractures. Like allografts, synthetic bone grafts also are available in various forms. Synthetic bone grafts provide a physical mesh-work or scaffold that helps guide tissue repair, but may not contain bio-active molecules that stimulate the healing process. Lacking bio-active molecules, these materials can provide only a passive, physical matrix or template for tissue growth without providing any direct biological stimulus to accelerate healing.

Recent studies have demonstrated there may be potential benefits of using autologous platelets to treat orthopedic injuries and defects. PRP systems involve taking blood from a patient, concentrating the platelets from the blood and activating the platelets to release growth factors, including PDGF (albeit in very small and unpredictable quantities). While PRP does not involve the painful graft harvesting associated with autografts, the production process of the platelet/blood concentrate is time-consuming and requires specialized equipment. Furthermore, the results are unpredictable because the concentrations of growth factors present in the platelet preparations vary from patient to patient.

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

The following table summarizes some of the advantages and disadvantages of current therapies for bone disorders and injuries, including our product candidates discussed above in “Products and Product Candidates.”

Therapy	Advantages	Disadvantages
Autograft	Provides scaffold. Stimulates bone growth. High chance of incorporation. Patients own bone material.	Additional surgery required.. Pain at harvest site. Risk of infection. Longer recovery time. Limited supply per patient.
Allograft/Xenograft	Provides scaffold. Does not require painful graft harvesting. May stimulate bone growth. Available in various forms.	Inconsistent quality and sourcing leading to variable growth stimulation. Potential contamination / disease transmission. Potential for immune response. Limited or no bio-active proteins.
Synthetics	Abundant supply. Provides scaffold. Does not require painful graft harvesting. Improved handling characteristics. Available in various forms.	Longer healing time versus autograft. Limited growth stimulation. Lacks bio-active proteins.
PRP systems	Stimulates cells. Concentrates natural proteins. Does not require painful graft harvesting.	Increased procedure time. Requires specialized equipment. Variable quantity and quality. Requires scaffold. Technique dependent. Concentrates inflammatory proteins. Unpredictable outcome.
BMPs	Stimulates bone growth. Bio-active osteoinductive proteins. Does not require painful graft harvesting.	Limited indications approved.
High cost.
Limited or no effect on softtissue healing.
Potential for inappropriate bone formation
  and other serious complications.
Neutralizing antibodies seen, indicating a
  potential immune system response.
Requires refrigeration.
Augment and other BioMimetic product candidates	Stimulates bone growth.
Bio-active osteo-stimulatory protein.
Broad wound healing activity.
Does not require painful graft
  harvesting.
Provides scaffold.
No inappropriate bone formation.
Low and transient antibody detection,
   indicating no lasting immune
   system response.
Positive clinical data from pivotal and pilot studies demonstrate safety and non- inferiority to Autograft.
Consistent quality and convenient
   handling.
	Predictable outcome.	Higher cost than currently available synthetics. Requires refrigeration. Limited initial indications.

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

Chronic tendon injuries can often be treated conservatively, relying on the structures to scar down sufficiently to be stable. However, certain populations of patients may continue to suffer from chronic pain and/or loss of function. These patients may be treated with more aggressive surgical repair. Numerous first line therapies exist, although none are completely satisfactory for all patients. First line therapies for chronic tendon injuries include physical therapy, bracing, extracorporeal shockwave therapy and injection of corticosteroids. Platelet rich plasma (“PRP”) systems and blood concentrates have also been injected with variable documented success.

Acute tendon injuries, injuries resulting from a traumatic event, are generally “wired” together using orthopedic sutures. Collagen-based overlay materials have been occasionally utilized to enhance repairs of tendon to tendon injuries.

Tendon and ligament injuries related to attachment to bone (e.g. anterior cruciate ligament (“ACL”) or rotator cuff injuries) may lead to decreased strength and range of motion. The treatment of these injuries is currently limited to reattachment, or mechanical fixation, of the structures using orthopedic suture and anchors, either with or without the addition of autograft, xenograft or allograft tissues.

Products and Product Candidates

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

Ultimately, our goal is to commercialize our product and product candidates for a broad range of orthopedic tissue grafting indications. Our numerous clinical studies, including the Augment and Augment Injectable studies, as well as our numerous non-clinical programs, suggest that our platform technology may be effective in our target applications. Refer to “Clinical Trials and Product Development Programs” below for details regarding our previously completed or ongoing clinical studies.

The table below summarizes our current products and product candidates and the target indications for the product candidates that we are pursuing:

Market	Product Candidate	Target Indication
Orthopedic	Augment Bone Graft	Open (surgical) fracture and fusion treatment.
	Augment Injectable Bone Graft	Open or closed (non-surgical) fracture treatment. Minimally invasive fracture/ fusion treatment.
	Augmatrix Biocomposite Bone Graft	Fracture repair and general bone void filling procedures.
Sports Injury	Augment Rotator Cuff Graft	Rotator cuff tendon to bone repair.
	Augment Tendinopathy Injection	Injuries due to tendon overuse.

Augment® Bone Graft

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

We have evaluated Augment in several open clinical applications, including foot and ankle fusions and distal radius fractures. We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with the Canadian regulatory approval of Augment in 2009 and the Australian and New Zealand regulatory clearance of Augment in 2011.

A key priority requiring our management’s attention is the approval of Augment in the United States. Augment is the subject of our North American pivotal (Phase III) randomized controlled trial which compares Augment to autograft for use in hindfoot and ankle fusion surgery. In May 2011, the FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopedic and Rehabilitation Devices Panel (the “panel”) to discuss, make recommendations, and vote on information related to our PMA application for Augment. The panel voted in favor of the safety of Augment (12 to 6), the efficacy of Augment (10 to 8), and that Augment demonstrates a reasonable benefit to risk profile (10 to 8). In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA related to our PMA application for Augment. The letter stated that Augment was not approvable until certain additional requests from FDA were satisfied, and if those requests could not be satisfied with the data from the existing pivotal trial, a new study might be necessary. Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study include a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups. We currently anticipate that by the middle of 2012 we will submit an amendment to the Augment PMA that will include the requested additional information. If the submission is timely and satisfactorily addresses the FDA’s issues, product approval could occur between April 2013 and January 2014.

Augment® Injectable Bone Graft

Augment Injectable combines rhPDGF-BB with an injectable bone matrix consisting of §-TCP and bovine Type-1 collagen, and is targeted to be used in either open (surgical) treatment of fusions and fractures or the closed (non-surgical) or minimally invasive treatment of fractures. Augment Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Therefore, not only can Augment Injectable potentially address the fusions and corrective surgeries of the foot and ankle and the open surgical treatment of fractures of the long bones noted above, but Augment Injectable may also potentially address the approximately 11 million fractures of the radius, humerus, tibia, fibula and femur that occur annually in the United States and which are addressed with closed, non-surgical treatment. An estimated 5% to 10% of the approximately 11 million fractures treated annually in the United States have impaired or delayed healing due to patient specific factors such as smoking, diabetes and osteoporosis.

Our initial clinical development program for Augment Injectable has focused on open indications. In 2009, we filed an Investigational Device Exemption (“IDE”) application with the FDA in an effort to initiate a pivotal trial evaluating the safety and effectiveness of Augment Injectable in hindfoot fusion indications. In April 2011, we initiated patient enrollment in a North American pivotal trial evaluating Augment Injectable in hindfoot fusion indications. The study was initially approved by the FDA to enroll 201 patients at 25 clinical centers with the intent to pool patients from previous clinical trials. We continue to have discussions with the FDA in an effort to finalize the study design and sample size, and given certain comments made during the May 2011 panel meeting for Augment, we proposed to increase the sample size to 300 patients in order to minimize potential future concerns by the FDA regarding the statistical analysis of the study results. To date, the trial has been initiated at over 20 hospitals and 105 patients have been enrolled. After receipt of the Augment post-panel response letter, and based on our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA and to conserve resources until there is further clarity from the FDA regarding Augment, we re-engaged discussions with the FDA regarding the current Augment Injectable study design and have voluntarily suspended additional screening and enrollment of patients in the study. It is important to note that our decision to temporarily suspend additional screening and enrollment was not based on any safety concerns with Augment Injectable. Once we have more clarity on a study design that we believe will be acceptable to the FDA, we may decide to restart enrollment at that time.

In 2010, we closed enrollment in a Canadian Augment Injectable pivotal clinical study with a total of 75 patients enrolled. This study is a randomized controlled trial, which compares Augment Injectable to autograft for use in hindfoot and ankle fusion surgery. The study includes five sites in Canada, and treatment was randomized 5:1, Augment Injectable to autograft. The primary endpoint of the study is non-inferiority of Augment Injectable to autograft at six months after the procedure was performed, based on the percent of patients achieving at least 50% osseous bridging on CT scans. We expect to file the Device License Application (“DLA”) for approval of Augment Injectable in Canada and release top-line data from the study around the middle of 2012.

We have also completed a pilot clinical study in Sweden enrolling 21 patients to investigate the use of Augment Injectable in patients being treated for fractures of the distal radius (wrist). The product candidate was demonstrated to be safe, with no reported adverse events related to the study device.

Augment® Rotator Cuff Graft

Our first sports medicine product candidate Augment Rotator Cuff is an inter-positional graft consisting of a collagen matrix hyrdrated with rhPDGF-BB, and is targeted to be used in the repair of large rotator cuff tears. Tendon-to-bone injuries are a frequent source of patient visits to orthopedic surgeons. It has been estimated that in 2009 over 400,000 rotator cuff tendon injuries will have led to surgical intervention in the United States. A high percentage of these surgical repairs were estimated to be non-healing or develop re-injury. This product is regulated as a drug in the United States and as a medical device in Canada.

In February 2012, we announced results of our 30-patient Canadian Augment Rotator Cuff pilot clinical trial. This study’s objective is to determine the safety and performance of Augment Rotator Cuff for primary surgical treatment of full thickness rotator cuff tears as compared to standard surgical repair (suture alone). Augment Rotator Cuff achieved its primary safety endpoint, which was evaluated by a comparison of adverse events between the two treatment groups, and no device-related serious adverse events (“SAE”) were reported. Although not powered to achieve statistical significance, the results also indicated improvement in the clinical outcome assessments on Disabilities of Arm, Shoulder and Hand (“DASH”) and Western Ontario Rotator Cuff (“WORC”) index scores. Additionally, Augment Rotator Cuff was found to be user-friendly for the surgeons and required no additional operating room or anesthesia time over the current standard of care.

AugmatrixTM Biocomposite Bone Graft

In February 2012, we introduced Augmatrix as a new bone graft substitute product line, which is comprised of carbonate-apatite (calcium phosphate) and bovine Type I collagen and is designed to be combined with bone marrow aspirate (“BMA”). The products are available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. The product line has been FDA cleared for use in orthopedic indications and is ready for sale in the United States. Aggregate sales of bone graft substitutes in the United States are estimated to reach $1.7 billion in 2012, according to Millennium Research.

We intend to utilize Augmatrix to complement our existing line of regenerative protein therapeutic product and product candidates (including Augment, Augment Injectable and Augment Rotator Cuff). We believe the addition of the Augmatrix product line will provide surgeons with a range of bone grafting solutions to procedures for which our rhPDGF-BB based offerings will not initially be indicated. The Augmatrix bone graft substitute platform complements our existing orthobiologic portfolio and will allow us to penetrate the large bone graft substitutes market earlier than anticipated. We expect to add offerings to the Augmatrix product line with the goal of expanding the sales of these products through a portion of our distribution network, while establishing a commercial presence with surgeons and hospitals.

We entered into a supply agreement with CMI under which CMI will supply their Matrix product to us for resale as part of our Augmatrix product line. The agreement provides that we shall have the exclusive right to purchase the Matrix product from CMI and the exclusive right to sell the Matrix product in all countries where it is approved for marketing or sale by the applicable regulatory authority. Refer to “Suppliers” below for more information on the CMI supply agreement.

Augment® Tendinopathy Injection

In 2011, we received notification from the FDA that we may begin our Phase II Investigational New Drug Application (“IND”) study for Augment® Tendinopathy Injection, which utilizes rhPDGF-BB injection for the treatment of Lateral Epicondylitis (otherwise known as tennis elbow). This study is a randomized, single ascending dose, double-blinded, placebo controlled, multi-center study of the effects of Augment Tendinopathy Injection on Lateral Epicondylitis. Subjects will receive a one-time injection of a 1.5 milliliter injection of one of four concentrations of rhPDGF-BB (0.3 mg/ml, 0.5 mg/ml, 1.0 mg/ml, or 2.0 mg/ml), using a tiered escalation approach administered directly into the extensor carpus radiialis brevis (“ECRB”) tendon using a peppering technique.

Based on our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA and to conserve resources, we have decided to delay initiating this study until there is further clarity from the FDA regarding Augment.

GEM 21S Growth-factor Enhanced Matrix

Our first periodontal product, GEM 21S, was approved by the FDA in November 2005 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. It was the first totally synthetic product combining a purified recombinant growth factor with a synthetic bone matrix to be approved by the FDA for human application.

In January 2008, we completed the sale of our orofacial therapeutic business, including GEM 21S, to Luitpold. Pursuant to the transaction, Luitpold acquired: (1) the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S; (2) all rights to the GEM trademark family; (3) certain rights to adapt our future orthopedic and sports medicine products to dental applications; and (4) certain rights to negotiate on other growth factors and product improvements that we license from third parties. Through our existing commercial supply agreement with Novartis Vaccines and Diagnostics, Inc. (“Novartis”), we remain the sole source supplier of bulk rhPDGF-BB to Luitpold. We have agreed not to compete with Luitpold in the orofacial therapeutic business for a specified period of time. Also, as part of this transaction, each party agreed to indemnify the other party for certain losses.

In November 2010, we executed three agreements that amended agreements that were part of our 2008 transaction with Luitpold: (1) Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement, (2) Amendment No. 1 to Asset Purchase Agreement, and (3) Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement. Under these agreements, we continued to have the right to seek European regulatory approval for GEM 21S and we were required to obtain a reclassification of GEM 21S from a drug product to a medical device. In November 2010, we obtained reclassification, and in January 2012, we announced receipt of the European CE Mark for GEM 21S. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. We are considering our options in the event Luitpold does not make the payment.

Clinical Trials and Product Development Programs

Product Development Strategy

Our product candidates use rhPDGF-BB, which is one of the body’s principal naturally occurring wound healing stimulators, to kick start the tissue regeneration process. We believe that rhPDGF-BB is well suited for various applications due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of tissue healing. rhPDGF-BB acts like a magnet to attract cells necessary for tissue healing through a process known as chemotaxis, while also stimulating an increased number of healing cells through a process known as mitogenesis, thereby expanding the population of cells involved in the repair process. Additionally, data suggests rhPDGF-BB enhances new blood vessel formation, in a process called “angiogenesis,” which is also critical for tissue healing.

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

This strategy was proven to be effective in the development of our first periodontal product, GEM 21S, which was approved by the FDA in November 2005 and Health Canada in June 2006 for the treatment of periodontal bone defects and gum tissue recession associated with periodontal disease. Marketing approval of GEM 21S in the United States and Canada was based on data from a 180-patient randomized controlled pivotal clinical trial which demonstrated that it significantly and safely improved bone regeneration in the jaws. It is the first totally synthetic product combining a purified recombinant growth factor with a synthetic bone matrix to be approved by the FDA for human application. Our strategy also underlies the development of our first orthopedic product candidate, Augment, which was approved by Health Canada in 2009 and cleared by the TGA in Australia and Medsafe in New Zealand in 2011 for the treatment of foot and ankle fusions.

Building on the successful approval of GEM 21S in the United States, Canada and the EU, as well as the approval of Augment in Canada, Australia and New Zealand, we are applying a similar strategy in the development of our pipeline of regenerative protein therapeutic product candidates for a broad range of orthopedic indications. We believe that we are well positioned to capitalize on the orthopedic industry’s transformation to more advanced bio-active products.

We have established strong clinical contacts, manufacturing facilities and a regulatory pathway to product development, and have begun to establish the necessary internal commercialization infrastructure and a sales and distribution network. These resources, together with the well characterized biology and history of safe use of rhPDGF-BB and the clinically proven efficacy of our platform regenerative technology, position us to become a leader in the development and commercialization of biologically-active devices that can capitalize on the growing market for these products in orthopedic, spine and sports injury applications.

We believe that rhPDGF-BB is well suited for use in multiple product candidates due to its stimulation of a broad spectrum of cellular events critical for the initiation and progression of orthopedic tissue repair and regeneration. The diversity and importance of the biological activities stimulated by rhPDGF-BB were key elements in our selection of this growth factor as the primary biological ingredient in GEM 21S, Augment and our other product candidates. Although human studies to demonstrate rhPDGF-BB’s cellular stimulatory property in our product candidates have not been performed, published animal and in vitro studies report that many kinds of cells important to orthopedic tissue repair respond to rhPDGF-BB, including bone forming cells, cartilage forming cells, bone and cartilage-lineage forming cells and tendon and ligament forming cells. The observation that naturally occurring PDGF is contained in platelets and released specifically at injury sites during blood clotting to initiate events critical to healing has led to PDGF being termed nature’s “wound healing protein.” The rhPDGF-BB used in our product candidates is a bio-synthetic version of PDGF-BB produced using recombinant DNA technology.

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

Summary of Clinical Trials and Programs

In developing the indications discussed above for our product candidates, we have implemented a variety of pre-clinical and clinical development programs. We believe these development programs will ultimately support the regulatory approval of our product candidates for certain of our target indications discussed above.

The following clinical studies regarding our orthopedic product candidates have previously been completed or are currently ongoing:

Type	Product	Location	Clinical Indication	Status
Pilot	Augment	USA	Foot and Ankle Fusions	Completed
Pivotal	Augment	USA and Canada	Foot and Ankle Fusions	Completed
Registration	Augment	Canada	Foot and Ankle Fusions	Completed
Registration	Augment	Europe	Foot and Ankle Fusions	Completed
Pilot	Augment	Europe	Wrist Fractures	Completed
Pilot	Augment Injectable	Canada	Foot and Ankle Fusions	Completed
Pilot	Augment Injectable	Europe	Wrist Fractures	Completed
Pivotal	Augment Injectable	Canada	Foot and Ankle Fusions	Enrollment Completed
Pivotal	Augment Injectable	USA and Canada	Hindfoot Fusions	Enrollment Suspended
Pilot	Augment Rotator Cuff	Canada	Large Rotator Cuff Tears	Enrollment Completed

We currently have several clinical trials for orthopedic clinical development indications that are currently ongoing, which seek to establish the safety, clinical utility and/or effectiveness of Augment, Augment Injectable and Augment Rotator Cuff. In particular, the following studies are currently in progress:

Augment Bone Graft

(1) North American Augment Pivotal Study — Foot and Ankle Fusions.  In June 2007, we received FDA approval to commence a North American pivotal clinical trial evaluating the safety and effectiveness of Augment to stimulate bone healing in foot and ankle fusions (“Augment pivotal study”). This clinical trial is a Phase III randomized, controlled study comparing Augment to autograft, the current gold standard for bone grafting in this type of surgery. The study goal was to establish non-inferiority of Augment compared to autograft, which has the limitation that it must be obtained and transplanted from another bone in the patient’s body, often requiring a second surgical procedure.

In October 2009, we announced top-line results from our Augment pivotal study, and in March 2010, we announced additional data on secondary end points included in the study. In July 2010, we announced the one-year results from the study.

We pursued a modular approach for filing our PMA for FDA approval of Augment. The first two PMA modules (i.e. the pre-clinical pharmacology / toxicology module and the quality / manufacturing module) were submitted in the second quarter of 2009. In February 2010, we submitted the clinical module to the FDA, which is the third and final PMA module and contains the 24-week clinical data from our Augment pivotal study.

In May 2011, the FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopedic and Rehabilitation Devices Panel (the “panel”) to discuss, make recommendations, and vote on information related to our PMA application for Augment. The panel voted narrowly in favor of the safety, efficacy, and benefit-risk profile of Augment.

In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA indicating our PMA application for Augment was not approvable. The letter outlined certain additional information needed to address the FDA’s concerns. Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study include a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups. We currently anticipate that by the middle of 2012 we will submit an amendment to the Augment PMA that will include all of the requested additional information. If the submission is timely and satisfactorily addresses the FDA’s issues, product approval could occur between April 2013 and January 2014.

(2) EU Augment Registration Trial — Foot and Ankle Fusions.  In May 2007, we initiated a clinical study in Europe to evaluate Augment for the treatment of foot and ankle fusions (“EU Augment Study”). In November 2008, we completed the enrollment with a total of 108 patients at 11 clinical centers in Europe. This study was an open label trial, and has been, and will be, used to support the safety of Augment. In July 2010, we reported results from the EU Augment Study. This study demonstrated only a seven percent revision rate, which is consistent with the therapeutic failure rate observed in the U.S. pivotal trial for Augment and autograft (7.3% – 8.0%) and the Canadian registration trial (10%). This study also demonstrated a safety profile that is consistent with all other studies of Augment to date. We used the data in conjunction with data from the North American pivotal trial and other trials to apply for product registration approval in the EU.

In 2011, we submitted a device application to a European Notified Body for the approval of Augment. We are seeking approval in Europe under the CE Mark procedure, which is designed to provide a single marketing approval for all countries included in the EU. Luitpold has requested a re-evaluation of the CE Mark for GEM 21S, and as a result, the EU regulatory authorities have postponed their review of our Augment CE Mark application until their re-evaluation of the CE Mark for GEM 21S is completed. Therefore, approval of the Augment CE Mark will be delayed. We are not able to provide updated guidance on the timing for potential receipt of the Augment CE Mark until the GEM 21S re-evaluation is complete.

Augment Injectable Bone Graft

(3) Canadian Augment Injectable Pivotal Study — Foot and Ankle Fusions.  In 2009, we filed an Investigational Testing Authorization (“ITA”) application with Health Canada to initiate a pivotal trial evaluating the safety and effectiveness of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures. Health Canada approved the Augment Injectable ITA, and in October 2009, we initiated patient enrollment in Canada. In June 2010, we closed enrollment with a total of 75 patients enrolled in the study. This study is a randomized controlled trial, which compares Augment Injectable to autograft for use in hindfoot and ankle fusion surgery. The study includes five sites in Canada, and treatment was randomized 5:1, Augment Injectable to autograft. The primary endpoint of the study is non-inferiority of Augment Injectable to autograft at six months after the procedure was performed, based on the percent of patients achieving at least 50% osseous bridging on CT scans.

We expect to file the DLA for approval of Augment Injectable in Canada, and release top-line data from our 75-patient Canadian registration study, around the middle of 2012.

(4) North American Augment Injectable Pivotal Study — Hindfoot Fusions.  In 2009, we filed an IDE application with the FDA in an effort to initiate a pivotal trial evaluating the safety and effectiveness of Augment Injectable in hindfoot fusion indications. In April 2011, we initiated patient enrollment in a North American pivotal trial evaluating Augment Injectable in hindfoot fusion indications. The study was initially approved by the FDA to enroll 201 patients at 25 clinical centers with the intent to pool patients from previous clinical trials. We continue to have discussions with the FDA in an effort to finalize the study design and sample size, and given certain comments made during the May 2011 panel meeting for Augment, we proposed to increase the sample size to 300 patients in order to minimize potential future concerns by the FDA regarding the statistical analysis of the study results. To date, the trial has been initiated at over 20 hospitals and 105 patients have been enrolled. After receipt of the Augment post-panel response letter, and based on our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA and to conserve resources until there is further clarity from the FDA regarding Augment, we re-engaged discussions with the FDA regarding the current Augment Injectable study design and have voluntarily suspended additional screening and enrollment of patients in the study. Once we have more clarity on a study design that we believe will be acceptable to the FDA, we may decide to restart enrollment at that time. It is important to note that our decision to temporarily suspend additional screening and enrollment was not based on any safety concerns with Augment Injectable.

Augment Rotator Cuff Graft

(5) Canadian Augment Rotator Cuff Pilot Trial.  In December 2010, we announced that we initiated enrollment in a pilot clinical trial in Canada to assess the safety and clinical utility of Augment Rotator Cuff for the repair of large rotator cuff tears. The study’s objective is to evaluate the safety and performance of Augment Rotator Cuff for primary surgical treatment of full thickness ( 2 cm to < 5 cm) rotator cuff tears as compared to standard surgical repair (suture alone). Augment Rotator Cuff is an inter-positional graft consisting of a collagen matrix hydrated with rhPDGF-BB. The graft is positioned between the humerus and torn rotator cuff tendon(s) during standard surgical suture repair.

The trial is designed as a multi-center, randomized (2:1), controlled medical device study and enrolled 30 patients with 20 patients receiving Augment Rotator Cuff plus standard suture repair and 10 patients receiving standard suture repair alone. The primary endpoint of the trial is safety, which will be evaluated by a comparison of adverse events between the two groups. The study results indicated improvement in the clinical outcome assessments on DASH and WORC index scores. We conducted MRI assessments, but they were subject to a large degree of variability and did not prove a reliable determinant of clinical healing in this study. Augment Rotator Cuff was found to be user-friendly for the surgeons and required no additional operating room or anesthesia time over the current standard of care. A sample size calculation based on the clinical functional scores suggested a sample size between 100 and 300 patients would be required to demonstrate statistical superiority of Augment Rotator Cuff to the current standard of care of suture repair alone. We are evaluating potential next steps, if any, in the development of this product candidate, which will be regulated as a drug in the United States and as a medical device in Canada.

In February 2012, we announced results of our 30-patient Canadian Augment Rotator Cuff pilot clinical trial. This study’s objective is to determine the safety and performance of Augment Rotator Cuff for primary surgical treatment of full thickness rotator cuff tears as compared to standard surgical repair (suture alone). Augment Rotator Cuff achieved its primary safety endpoint, which was evaluated by a comparison of adverse events between the two treatment groups, and no device-related serious adverse events (“SAE”) were reported. Although not powered to achieve statistical significance, the results also indicated improvement in the clinical outcome assessments on DASH and WORC index scores. Additionally, Augment Rotator Cuff was found to be user-friendly for the surgeons and required no additional operating room or anesthesia time over the current standard of care.

Sales, Marketing and Distribution

In anticipation of the approval of Augment or our other product candidates in the United States, we expect to develop a commercial organization consisting of a sales and marketing management team, independent sales agents and company employed sales representatives and product specialists who will market the product to orthopedic surgeons and podiatric surgeons. These representatives will be selected based on their experience in selling orthopedic products used in the operating room, along with their familiarity with foot and ankle and bone grafting surgeries. The agency network will be managed by a company sales management team and will be supported by company employed product specialists, who will train the sales force and provide product education for the surgeon customers. We anticipate that by the end of the first year of sales in the United States, we will have a sales force in excess of 300 people representing Augment in the market. In February 2011, we hired a Vice President of Global Sales and Marketing to support the development of the sales and marketing teams and lead our global launch of Augment.

For commercialization outside of the United States, we are in the process of assembling a network of distributors to market Augment in selected high potential markets. We may also choose to support these markets with an International Commercial Director, and if this investment makes good business sense, we may potentially add product specialists to support distributor and surgeon training and drive adoption of our products.

In November 2009, we announced that we received approval from Health Canada to begin marketing Augment in Canada as an alternative to the use of autograft in foot and ankle fusion indications, and in January 2010, we commercially launched Augment in Canada. In September 2011, we contracted with a new distribution partner with extensive experience in Orthopaedic sales in the Canadian marketplace. Our new distribution partner has developed a network of independent sales agencies, and currently utilizes over 30 sales representatives covering all of Canada. We have supplemented these efforts with the assistance of our U.S. based Area Sales Directors who are providing technical product support and training to sales representatives, surgeons and hospital administration.

We will sell Augment through an exclusive medical device distributor in Australia and New Zealand. This distributor is a sales organization with a 30 person sales team throughout Australia and New Zealand. Reimbursement for patients in Australia’s Private Health Insurance setting is established biannually, which should lead to reimbursement for Augment in the second half of 2012 or early 2013, enabling a full launch in Australia at that time. However, we do not anticipate significant revenues from sales of Augment in Australia and New Zealand.

Manufacturing

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient supply of our product candidates through the development and clinical testing phases, and for the commercialization of Augment and Augmatrix.

In December 2009, we entered into an amended and restated manufacturing and supply agreement with Novartis covering the bioactive component of our product candidates, rhPDGF-BB. See “Business —  Purchase and Supply Obligations — Novartis/Chiron.” Novartis’s rhPDGF is used as a component in two FDA approved or cleared products (GEM 21S and Regranex) and is, therefore expected to be manufactured in accordance with all applicable regulatory quality standards. We also have signed agreements with Kensey Nash Corporation (“Kensey Nash”) for development and supply of specific scaffolds for use in orthopedic applications, and with Integra LifeSciences Corporation (“Integra”) for development and supply of collagen matrices for the Sports Medicine product candidates. These agreements provide us with the key constituents of our lead product candidates. Based on a similar supply chain strategy we used successfully for GEM 21S, we use contract facilities to complete the manufacturing, packaging and final product testing for our clinical and commercial orthopedic product and product candidate kits.

Our current facility, located in Franklin, Tennessee, is leased and consists of approximately 32,000 square feet, provides office, research and development and quality control space. See Item 2 “Properties” for details regarding the lease agreements. We also lease approximately 30,000 square feet of space in a second building on the same site. The building shell of the second building was completed in late 2009. In order to reduce expenses and in view of the delay in our Augment development program and a recent reduction in our work force, we are currently seeking to sublease certain amounts of space in the first building, and in the second building if appropriate, and will consolidate our operations in the remaining space.

We have completed the build out, qualification, and approval of a warehouse and distribution center in the second building, and we expect to begin distribution of Augmatrix from that facility in the first half of 2012. We had intended to also utilize the space in the second building as a good manufacturing practices (“GMP”) manufacturing facility and had expected to move certain of our manufacturing operations to that space. In view of the delay in our Augment development program, however, we have postponed those plans and will continue to utilize third party suppliers for our manufacturing operation for the near future. Depending upon the timing of FDA approval of the Augment PMA, the build out for our manufacturing operations could begin in the next two years. In order to qualify the facility as a GMP manufacturing facility, the build out must be complete, the utility systems, process and testing equipment must be installed and qualified, regulatory filings must be assembled and filed, and regulatory agency inspections must be passed prior to receiving approval. We anticipate that the manufacturing facility will be approved for commercial operations within two years of our starting the manufacturing build out. We cannot be certain, however, whether the FDA will approve the manufacturing facilities.

Suppliers

Our ability to manufacture our product candidates depends on a limited number of specialty suppliers of raw materials. We have manufacturing and supply agreements with our specialty suppliers. As part of these agreements, we are required to make payments to the licensors and comply with other obligations as we progress through product development and commercialization. We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantity of raw materials for our product and product candidates through the development, clinical testing and commercialization phases. We have contractual obligations for supply agreements with Novartis, Kensey Nash, Cam Bioceramics BV (“Cam Bioceramics”), Integra, CMI and others as follows:

Novartis Vaccines and Diagnostics, Inc.

In July 2004, we entered into a commercial supply agreement with Chiron Corporation (“Chiron”) that permitted us to obtain bulk supply of rhPDGF for use in manufacturing products for commercial sale. Subsequently, Novartis acquired Chiron and assumed the rights and responsibilities under the original agreement.

In December 2009, we amended and restated the manufacturing and supply agreement with Novartis to better define our respective rights and obligations. Under the terms of the amended and restated agreement, Novartis agreed to continue to exclusively supply us with our requirements of Novartis’ rhPDGF-BB for use in periodontal and orthopedic applications. In addition, we remain obligated to purchase modified minimum specified quantities of rhPDGF with the product pricing varying depending on the quantity of rhPDGF that we order. The amended and restated agreement has an initial term of three years, and provides for automatic successive three-year renewal terms thereafter. During any renewal term the agreement may be terminated by either party upon six months’ notice. Novartis agreed to manufacture rhPDGF-BB exclusively for us, and supply rhPDGF-BB exclusively to us, for use in the following fields: (1) treatment of periodontal and dental diseases; (2) cranio-maxillofacial applications; and (3) other skeletal applications including the healing of bone, cartilage, tendon and ligaments of the skeletal system. We agreed to certain minimum purchase commitments for our requirements of rhPDGF-BB within these fields exclusively from Novartis.

In February 2012, we amended the agreement with Novartis to modify the timing of certain minimum purchase obligations for rhPDGF-BB, to permit Novartis to supply us with rhPDGF-BB product having a shorter shelf-life than required under the original agreement, and to amend compensation terms.

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

Kensey Nash Corporation

In June 2005, we entered into a Development, Manufacturing and Supply Agreement with Kensey Nash to develop commercial products using specific scaffolds manufactured and supplied by Kensey Nash for use in orthopedic and sports medicine applications. Under the agreement, Kensey Nash will exclusively manufacture and supply the scaffold materials for us and we will be responsible for scaffold formulation, packaging and sterilization activities. We are responsible for obtaining U.S. and foreign regulatory approvals for any resulting products. We are required to commercialize any resulting products in the United States within 12 months of receipt of FDA approval. We have the exclusive right to distribute and sell the resulting products worldwide. In addition, we agreed to pay royalties to Kensey Nash based on net sales of commercial products worldwide for the term of the agreement.

The agreement covers a 10-year term following the commercialization of a product, with two automatic two-year extensions, unless either party provides notice not to extend. If Kensey Nash elects not to extend the agreement, it is obligated to continue to supply us with predefined amounts of products for a limited time beyond the agreement’s expiration. The original agreement had provided that it would terminate if the first commercial sale of a product developed under the agreement did not occur within seven years of the effective date of the agreement. In March 2012, the parties entered into an agreement amendment that changes this provision from seven years to eleven years after the effective date of the agreement. We paid Kensey Nash an initial payment on the effective date of the agreement. We made a second payment after we agreed to continue the agreement beyond a feasibility period.

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

Cam Bioceramics BV

In August 2009, we entered into a master services agreement with Cam Bioceramics that permitted us to obtain bulk supply of beta-tricalcium phosphate (“§-TCP”), which is a synthetic bone matrix used in Augment and our other product candidates. Under the terms of the agreement, Cam Bioceramics supplies us with §-TCP for use in certain orthopedic applications. We are obligated to purchase minimum specified quantities of §-TCP based on binding 12-month forecasts of quantities of §-TCP that we require.

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

Collagen Matrix, Inc.

In February 2012, we entered into a supply agreement with Collagen Matrix, Inc. (“CMI”) under which CMI will supply their Matrix product to us for resale to unrelated third parties as part of our Augmatrix product line. The agreement provides that we shall have the exclusive right to purchase the Matrix product from CMI and the exclusive right to sell the Matrix product in all countries where it is approved for marketing or sale by the applicable regulatory authority. The agreement also provides that CMI shall be the exclusive manufacturer and supplier of the Matrix product to us. The agreement includes certain milestone payments that we are obligated to pay CMI that are either time-based or based on certain cumulative sales thresholds. In addition, we are obligated to meet annual minimum purchase commitments. The agreement also provides for certain termination penalties, including: (1) a $750,000 termination fee if we terminate the agreement within the first year, (2) additional minimum purchase obligations if we terminate the agreement in the first or second years, and (3) a $1.5 million termination fee if the agreement is terminated by a third party that acquires us.

Equipment

We executed agreements with various equipment suppliers for the manufacture of equipment that will be used in the new manufacturing facility described in “Manufacturing” above. As of December 31, 2011, we paid a cumulative total of $4.2 million for certain equipment that has been finished but not yet placed in service. We continually assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. As a result of the uncertainty regarding the FDA’s review of our PMA application for Augment, and the timing of the related build-out construction and ultimately manufacturing operations, we recorded a $2.9 million impairment loss on the equipment intended to be used in the new manufacturing facility. Accordingly, as of December 31, 2011, the balance of the manufacturing equipment not placed in service, net of impairment loss, is $1.3 million on our consolidated financial statements.

Certain of our suppliers have the ability to curtail manufacturing of the products at their discretion with the only requirements being that each must provide a minimum level of future product prior to ending production and each must transfer the technology to another manufacturer. In addition, we have estimated no remaining purchase commitments remaining to be paid under these agreements.

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

We derive our patent rights from four sources: (1) ownership rights derived from technology we develop; (2) ownership rights purchased from the Institute of Molecular Biology; (3) licensing rights acquired from Harvard University (“Harvard”); and (4) licensing rights acquired from ZymoGenetics, Inc. (“ZymoGenetics”). We believe that our owned and licensed patents provide freedom to operate under patents that cover the composition and use of tissue growth factors.

Currently, the most important among these patent rights are four U.S. patents, each of which covers our current orthopedic product candidates (Augment and/or Augment Injectable), and is based on technology that we developed internally. In addition, these patents provide protection of GEM 21S and may provide protection for additional product candidates under development depending on the final formulations for those products. The following is a summary of these key patents:

Patent No.	Issued	Expiration	Title	General Scope
7,473,678	January 2009	June 2025	Platelet-derived growth factor compositions and methods of use thereof	Certain PDGF compositions including Augment, Augment Injectable and GEM 21S
7,799,754	September 2010	June 2026	Compositions and methods for treating bone	Certain methods of treating an impaired bone by applying certain PDGF compositions including Augment, Augment Injectable and GEM 21S
8,106,008	January 2012	November 2027	Compositions and methods for arthrodetic procedures	Certain methods of performing an arthrodetic surgical procedure (i.e. bone fusion) involving applying certain PDGF compositions including Augment and Augment Injectable
8,114,841	February 2012	August 2028	Maxillofacial bone augmentation using rhPDGF-BB and a biocompatible matrix	Certain methods of enhancing bone augmentation by applying certain PDGF compositions including Augment Injectable

Outside of the United States, Augment, Augment Injectable, and GEM 21S are protected in all major European markets, Canada, Australia, New Zealand, Mexico and South Africa by issued patents that are counterparts to our U.S. patents noted above that were issued in January 2009 and September 2010. Counterparts to these patents are also pending in numerous additional countries around the world including Japan, China, Korea, Brazil and India. Like the U.S. patent, the issued foreign patents will expire in 2025, and we expect that any of the other pending patent applications, if approved, will also expire 2025. We are aware that a third party has developed a product that, like GEM 21S, is intended for use in periodontal bone regeneration and is based on rhPDGF-BB and |gb-TCP. We believe that, if commercialized, this product may infringe on our patents related to GEM 21S and/or our other products and product candidates. We are currently considering our options to protect our proprietary rights.

Although the U.S. and various foreign patents were granted, there can be no assurance that the remaining pending counterpart foreign patent applications will ultimately be granted, or if granted that the scope of the claims would be broad enough to provide protection for Augment, Augment Injectable, GEM 21S or our other product candidates. In addition to these patents, Augment, Augment Injectable and GEM 21S are protected in Canada by a patent licensed from ZymoGenetics, which expires in 2015.

In addition to the patents and patent applications discussed above that cover or seek to cover our lead product candidates Augment and Augment Injectable, we own a number of pending patent applications that seek to cover our sports medicine product candidates. We also own and/or license numerous additional patents or patent applications that cover or seek to cover various growth factor technology, and which primary focus on various PDGF applications, compositions, and manufacturing techniques.

The Harvard Exclusive License was entered into in 2001. In addition, we entered into two ZymoGenetics Exclusive License Agreements, including one in 2001 that covers periodontal and cranio-maxillofacial applications and a second in 2003 that covers orthopedic and sports medicine applications. With the exception of the ZymoGenetics’ Canadian patent noted above that expires in 2015, all of the key patents under these agreements that covered our current product candidates have expired.

Trademarks

Augment®, AugmatrixTM, OsteoMimeticTM and our stylized BioMimetic Therapeutics logo are our only trademarks. Augment is a registered trademark in Canada and the United States. GEM 21S®, GEM 21ATM, and GEM® were transferred to Luitpold in connection with our divestiture of our orofacial therapeutic business.

Milestone and Royalty Payments

Various milestone payments were required under our agreements with Luitpold, Kensey Nash, Novartis, and CMI, discussed above, as well as our intellectual property license agreements with ZymoGenetics and Harvard as discussed in “Intellectual Property” above. Luitpold may be required to make certain milestone payments to us, and we may be required to make certain milestone payments to Kensey Nash and CMI based on the occurrence of certain events.

Under our 2003 agreements with Luitpold, upon receipt of FDA approval of GEM 21S, we received a $15.0 million milestone payment from Luitpold and an additional $5.0 million milestone payment from Luitpold on the second anniversary of our FDA approval. In January 2008, we completed the sale of our orofacial therapeutic business to Luitpold, which includes the rights to the downstream forumulation, fill, finish, manufacturing and kitting of GEM 21S. Under the sale and asset purchase agreements with Luitpold, we received $15.0 million from Luitpold upon closing the transaction in January 2008, an additional $15.0 million 60 days following the closing, and an additional $10.0 million in time-based payments in 2009. Also, in January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. We are considering our options in the event Luitpold does not make the payment.

In addition, we were required to make milestone payments to ZymoGenetics in connection with the initiation of pivotal clinical trials of GEM 21S, certain regulatory filings and approvals for GEM 21S, the receipt of FDA approval of GEM 21S, the filing of the Augment IDE, and the initiation of the Augment Canadian registration study. Further, we were required to make milestone payments to Harvard in connection with the receipt of FDA approval of GEM 21S, the initiation of pivotal clinical trials of GEM 21S, our execution of a manufacturing and supply agreement with Novartis and our acquisition of certain patents from the Institute of Molecular Biology. We may be required to make milestone payments to Kensey Nash in connection with the initiation of certain clinical trials, regulatory filings, product approvals, and/or commercial launch of Augment Injectable. In addition, there are certain time-based milestone payments, triggered by such events, payable to Kensey Nash. Also, the agreement with CMI includes certain time-based milestone payments that we are obligated to pay to CMI based on the execution date of the agreement, and we may be required to make additional milestone payments to CMI if certain Augmatrix sales targets are achieved.

All of the milestone payments under our agreements with ZymoGenetics and Harvard have been satisfied. With the exception of a $50,000 time-based milestone payment to CMI that is due six months after the execution of the agreement, the remaining milestone payments that we are required to pay to Kensey Nash and CMI remain contingent and have not yet occurred. Assuming that all future contingencies are met and all payments are made, we anticipate that the milestone payments that we are required to make will result in a total payment by us of approximately $0.4 million in the near term (from 2012 to 2013). Because of the uncertainty regarding the potential sales growth for Augmatrix and uncertainty regarding the timing associated with the Augment Injectable development program in view of our recent voluntary suspension of additional screening and enrollment of patients in the pivotal clinical study, we are unable to estimate the amount and timing of our remaining long-term (beyond 2013) milestone obligations.

We had licensed a number of other third-party U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. As a part of the licensing agreements with ZymoGenetics relating to such patents, we agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement. In accordance with such agreement, we were required to make minimum royalty payments for sales of an orthopedic product as follows: $1.0 million in the first full year following the first commercial sale, and $1.5 million and $2.5 million in the second and third years, respectively. As a result of our first shipment of Augment to a Canadian distributor in December 2009, we recognized a $1.0 million liability and royalty expense in our consolidated balance sheet and statement of operations, respectively, as of and for the year ended December 31, 2010.

In October 2010, Bristol-Myers Squibb Company (“BMS”) acquired ZymoGenetics and assumed ZymoGenetics’ rights and responsibilities under the licensing agreements. In June 2011, we entered into an Amendment to Patent License Agreement (“BMS Amendment”) with BMS which converts our exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF. The BMS Amendment provides for a one-time, final payment from us to BMS totaling $1.5 million, which was paid in July 2011. This payment satisfied the $1.0 million liability recognized as of December 31, 2010, and an additional $0.5 million was recognized as royalty expense in the consolidated statement of operations for the year ended December 31, 2011. No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) are due from the Company to BMS in accordance with the amendment.

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

These competitors also may be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products. For instance, we are aware that a third party has developed a product that, like GEM 21S, is intended for use in periodontal bone regeneration and is based on rhPDGF-BB and |gb-TCP and is developing additional rhPDGF-BB based products for other applications, including wound healing and orthopedics. Our competitors may commercialize new products in advance of our products. Our products also face competition from numerous products and procedures, which currently are considered part of the standard of care. In order to compete effectively, our products will have to achieve widespread market acceptance.

Augment

Our Augment line of product candidates, including Augment, Augment Injectable and Augment Rotator Cuff, will compete with an array of synthetic bone graft materials, ranging from resorbable pure phase §-TCP granules to calcium sulfate pre-formed pellets. They will also compete with a wide variety of allograft based tissue products including demineralized bone matrix and particulate allograft, as well as xenograft based products including collagen mesh overlays.

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

Biomet, DePuy, Smith & Nephew and Arteriocyte Medical Systems also market PRP systems, while Wright Medical’s Ignite system and Orthovita’s Imbibe are systems designed to concentrate BMA. Since PRP and BMA contain relatively small concentrations of naturally occurring proteins (including growth factors), medical professionals may view these products as alternatives to Augment and our product candidates, even though Augment and our product candidates contain a much higher concentration of growth factor.

Two companies currently market recombinant protein therapeutics containing recombinant Bone Morphogenetic Proteins (“BMP”) in orthopedics. While these products, Medtronic’s Infuse (rhBMP-2) and Olympus Biotech’s OP-1 (Osteogenic Protein 1, or BMP-7) are primarily focused on spine and trauma. Should we elect to pursue these indications, we would directly compete with those products. Additionally, Infuse and OP-1 may be under review for additional indications which could compete with our products. Given these products contain recombinant proteins, any adverse events or regulatory/ clinical complications that arise and are attributed to these products could cause additional challenges for our recombinant protein platform technology both in terms of regulatory approvals and market acceptance.

Cartilage, Ligament and Tendon

We expect our cartilage, ligament and tendon product candidates to compete against currently approved therapies, including: viscosupplementation, the articular cartilage implantation product, Carticel® (distributed by Sanofi), tendon repair overlays as well as the commercially available PRP and BMA systems discussed above.

Regulatory Matters

U.S. Food and Drug Administration Regulation

Each of our products must be cleared or approved by the FDA before it is marketed in the United States. Before and after approval or clearance in the United States, our product candidates are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the following activities in which we and our contract manufacturers, contract testing laboratories and suppliers are involved:

•	product development;
•	product testing;
•	product manufacturing;
•	product labeling;
•	product safety;
•	product storage;
•	product market clearance or approval;
•	product advertising and promotion;

•	product import and export;
•	product sales and distribution; and
•	product post-market surveillance.

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

FDA Approval or Clearance

Medical Devices.  In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

•	Class I: general controls, such as labeling and adherence to quality system regulations;
•	Class II: general controls, pre-market notification (510(k)), and specific controls such as performance standards, patient registries, and post-market surveillance; and
•	Class III: general controls and approval of a PMA application.

Some of our product candidates are in Class II or Class III, and require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. The FDA has determined that Augment and Augment Injectable are Class III devices requiring a PMA. Our product candidates containing a grafting material alone should be eligible for clearance via the 510(k) route. For example, we obtained clearance for a 510(k) application for clearance of §-TCP grafting material as “bone void filler.”

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

A PMA application must provide a demonstration of reasonable assurance of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with

Quality System Regulation (“QSR”) requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, the FDA may request input from an advisory committee on the safety, efficacy, or benefit-risk profile of the product that is the subject of the application. Although the FDA is not bound by any recommendations made by the advisory committees, it often adopts the panel’s recommendations. If the FDA finds the information in the application satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. During the review of either a 510(k) or PMA, the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited. There can be no assurance that our product candidates will be cleared or approved in a timely fashion or at all. The review of combination products is often more complex and more time consuming than the review of a product under the jurisdiction of only one center within the FDA. In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

Drug Products.  The steps required before a drug may be approved by the FDA and marketed in the United States include:

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

Some of our product candidates, such as Augment Rotator Cuff in the United States and Augment Tendinopathy Injection, are drugs and require FDA authorization prior to marketing by means of NDA approval.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, the FDA may request input from an advisory committee, on the safety, efficacy, or benefit-risk profile of the drug that is the subject of the application. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. As a condition of approval of an application, the FDA may require post-market testing and surveillance to monitor the drug’s safety or efficacy.

Clinical Trials

Medical Devices.  One or more clinical trials are required in most cases to support a PMA application and are sometimes required to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (“IRB”) has approved the study.

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

Drug Products.  Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring subject safety, and the effectiveness criteria, or endpoints, to be evaluated. Each protocol must be submitted to the FDA as part of the IND and the FDA may or may not allow that trial to proceed.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent IRB before it can begin. Phase I usually involves the initial introduction of the investigational drug into humans to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to:

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

Post-market Regulation

Augment and Augment  Injectable are combination products and are therefore governed by aspects of both the drug and device post-market regulations, as applicable to the component.

Medical Devices.  After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

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

Drug Products.  After the FDA approves a drug product, we and our contract manufacturers must comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their drug products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers must continue to expend time, money, and effort to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The primary regulatory body in Canada is Health Canada (“HC”). Likewise, in Australia the primary regulatory body is the Therapeutic Goods Administration (“TGA”) and in New Zealand the primary regulatory body is the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”). In addition to needing appropriate data to obtain market licensing in Canada, Australia and New Zealand, we must have ISO 13485:2003 certification. We currently have this certification and will need to maintain it in order to maintain our approval of Augment in Canada, Australia and New Zealand and to have the potential to gain approval of additional product candidates in these countries.

The primary regulatory environment in Europe is that of the EU, which consists of 27 member states and 42 competent authorities encompassing most of the major countries in Europe. The European Medicines Agency (“EMA”) previously determined that GEM 21S would be reviewed as a medicinal (i.e., a drug) product, and not as a medical device product, which is how the product was reviewed in the United States and Canada. In the first quarter of 2011, however, our EU Notified Body, Polish Centre for Testing and Certification, confirmed their acceptance of the classification of GEM 21S and Augment as Class III medical devices under the European Medical Device Directives. Product classification determination was based in part on recent changes to the European Medical Device Directives that were made after EMA’s previous determination. We submitted applications for CE Marking for GEM 21S in second quarter of 2011 and Augment in the third quarter of 2011to the Polish Centre for Testing and Certification. A CE Mark is the approval by a Notified Body, and the presence of a CE Mark is required before a medical device can be marketed in any country in the EU. In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. The submission for Augment is under review. In the EU, there can be no assurance that additional clinical trials will not be required to obtain CE Mark for Augment, or that such approval will be granted in a timely fashion, or at all.

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

A key component in the reimbursement decision by most private insurers and the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of an ICD-9 procedural code, covering inpatient facility surgical procedures, a Current Procedural Terminology (“CPT”) code, which covers facility and medical professional outpatient, ambulatory surgical center, and office-based procedures, and/or a Health Care Common Procedure Coding System (“HCPCS”) Level II code to identify products, supplies, and services not included in the CPT codes. These codes are used in the submission of claims to insurers for reimbursement for medical services. While there are currently no specific ICD-9, CPT, or HCPCS codes for our product candidates, the target procedures such as ankle fusions do have specific procedure codes which provide a global payment for all products and services related to the surgical procedure. Consequently, we believe that procedural coding will not be an issue. The challenge that we will likely face in the reimbursement arena is educating third party payers on the reasonableness and necessity of providing patients access to treatment by covering the use of our products, when reported under the existing procedural codes. We intend to provide clinical evidence and economic arguments to payers to detail how the use of our products provide equivalent clinical outcomes to autologous bone graft, but avoid the additional time, patient discomfort and potential complications and/or morbidity related to the harvesting of the autologous bone graft. For certain other indications for our product candidates in the pipeline, pursuing new provider billing codes for reimbursement may be an appropriate business strategy to pursue independently or collaboratively with the appropriate specialty medical societies. We will seek to pursue these opportunities prior to commercializing such product candidates.

In the United States, some insured individuals are receiving their medical care through managed care programs, which monitor, and often require pre-approval of, the services that a member will receive. Some managed care programs are paying their providers under a capitation system, which puts the providers at financial risk for the services provided to their patients by paying these providers a pre-determined payment per member per month for the provision of a continuum of services, and consequently, may limit the willingness of these providers to use our products. Typically the providers that are paid under capitation systems are primary care physicians (e.g., family medicine, internal medicine, pediatrics, OB/GYN), and it is less common for specialist physicians (who we believe will be the primary customers for our products) to be compensated under such programs.

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

Subsidiaries

The consolidated financial statements presented in this Annual Report on Form 10-K for the year ended December 31, 2011 reflect our operations and those of our wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc. Inter-company balances and transactions are eliminated in consolidation. As of December 31, 2011, BioMimetic Therapeutics Limited and BioMimetic Therapeutics Pty Ltd. had no employees and had no operating activities other than making and maintaining regulatory submissions for our product candidates in the EU and Australia, respectively. BioMimetic Therapeutics Canada, Inc. was established in 2010 to facilitate sales activities in Canada for Augment, our first orthopedic product, which received regulatory approval from Health Canda in the fourth quarter of 2009. As of December 31, 2011, BioMimetic Therapeutics Canada, Inc. had no employees and had incurred certain operational expenses. BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by us in 2011 to facilitate product sales activities in the United States.

Employees

As of December 31, 2011, we employed 75 people, of which 24 were employed in research and development, 14 in regulatory and quality assurance, eight in operations, eight in sales and marketing, and 21 in general and administrative. Our Chief Executive Officer holds both D.M.D and D.M.Sc. degrees, one employee holds a Danish M.Sc., and six other employees hold Ph.D. degrees. None of our employees are represented by a labor union, and we believe our employee relations are good.

Corporate and Investor Information

Our company was incorporated in Tennessee in April 1999 under the name BioMimetic Pharmaceuticals, Inc. In June 2001, we reincorporated in Delaware, and in July 2005, we changed our corporate name to BioMimetic Therapeutics, Inc. We make available on our website (www.biomimetics.com), free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC. Additionally, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) where you can find our reports, proxies and other information.

Additionally, from time to time, we provide notifications of material news including press releases and conferences on our website. Webcasts of presentations we make at certain conferences may also be available from time to time on our website to the extent the webcasts are available. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any references to our website are intended to be inactive textual references only.

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

Item 1A. RISK FACTORS

Risks Relating to Our Business

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

We are subject to the risk that:

•	the FDA, Health Canada or any other foreign regulatory authority finds some or all of our product candidates ineffective or unsafe or that benefits of a product candidate do not outweigh the associated risks;
•	we do not receive necessary regulatory approvals in the United States, Canada, or elsewhere;
•	we are unable to get some or all of our product candidates to market in the United States, Canada or elsewhere in a timely manner;
•	we are not able to produce our product or product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of regulatory approval of our products;
•	the patient and physician community does not accept our product or product candidates; or
•	we are unable to establish effective sales, marketing and distribution capabilities to facilitate the commercialization of our product candidates once they receive regulatory approval.

In addition, our product development programs may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects that delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials;
•	regulatory delays or other regulatory actions, including changes in decisions by the FDA, Health Canada or other foreign regulatory authority, policies or procedures that make prior applicable FDA precedents less reliable as future predictors;
•	failure to satisfy one or more requirements or restrictions imposed by the FDA, Health Canada or other foreign regulatory authority as a basis for approving the initiation of a clinical study;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	insufficient financial resources;
•	uncertainties regarding study designs and an inability to obtain clarity from regulators regarding study designs;
•	difficulties in obtaining the necessary regulatory support from our raw materials suppliers to enable us to obtain or maintain regulatory approval to market our product or product candidates; or
•	re-evaluation of our clinical development strategy.

We cannot predict whether the commercialization of Augment in Canada, Australia and New Zealand or the anticipated approval and subsequent commercialization of Augment in the United States and the EU will be successful, or whether we will successfully develop and commercialize any of our product candidates. If we fail to do so, we will not be able to generate substantial revenue, which would have a material, adverse effect on our business, financial condition and results of operations.

Current economic uncertainty could adversely affect our operations.

Our business, financial condition and operating results may be adversely affected by the economic conditions in the countries in which we operate or seek to operate. For example, the economy may impact the demand for elective medical procedures that we are targeting with our product candidates, or may impact the pricing that we may set for our products, if approved. Accordingly, the impact of the economy on commercial opportunities, such as our anticipated product launch in the United States for Augmatrix, and other anticipated future products, remains uncertain. In addition, given the current economic and regulatory environment, we are continuously assessing our expenses. Any necessary debt or equity financing may be difficult, costly, dilutive, or completely unavailable to us. From time to time, we may consider expense or other reductions. We believe our existing cash and investments will be sufficient to meet our anticipated cash requirements at least through 2013. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price, and could require us to delay or abandon product development or commercialization plans, or plans to acquire additional technology.

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

Our current product candidates are all based on the same protein, rhPDGF-BB. If one of our product candidates, or one of another company’s products or product candidates containing rhPDGF-BB or a similar growth factor, reveals safety or fundamental efficacy issues in clinical use or in clinical trials, then the development path for, and the commercialization of, all our other current product candidates may be adversely impacted.

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

If a product or product candidate developed by another company contains the same protein rhPDGF-BB, or a similar growth factor, as our product candidates, and its product or product candidate reveal safety or fundamental efficacy issues, then the development and commercialization of our product candidates may be impacted as well, which may have a material adverse effect on our business, financial condition and results of operations. Likewise, investor perception concerning a potentially adverse impact on our product candidates may cause our stock price to decline or may result in stock price volatility.

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

Disputes may arise regarding the scope of our rights and obligations under any of these agreements. Additionally, the other parties under these agreements might breach the terms of their respective agreements or fail to prevent infringement of a licensed patent by third parties. Loss of any of these agreements for any reason could materially and adversely affect our business, financial condition and operating results.

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

Based on our current forecasts for our and Luitpold’s rhPDGF-BB needs, our planned clinical study programs for our product candidates and our anticipated pre-clinical studies, sales forecasts of Augment, and finished goods currently in inventory, our minimum purchase commitments of rhPDGF-BB in 2012 should meet our needs for at least the next 24 months. We regularly review existing inventory quantities, expiration dates of existing inventory, and inventory purchase commitments with suppliers to evaluate a provision for excess, expired, obsolete and scrapped inventory based primarily on our historical usage and anticipated future usage. If appropriate, reserves for such obsolescence, shrinkage, expiration, and potential scrapping of product batches that may not be released for sale are included in inventory. Although we attempt to ensure the accuracy of our forecasts of future product demand, there can be no assurance that our purchase commitments would not exceed our forecasted future usage, potentially resulting in excess, expired, obsolete or scrapped inventory. In addition to any significant unanticipated change in demand or technological developments, such excess inventory could have a significant impact on the value of our inventory and reported operating results.

We have established certain relationships with |gb-TCP suppliers and obtain matrix materials from Kensey Nash and Integra. We are also continuing to evaluate |gb-TCP products and other matrices from other potential suppliers for use in orthopedic and sports medicine applications. There is a risk that we will not be able to secure adequate sources of rhPDGF-BB, |gb-TCP, or other matrix materials to meet our clinical and commercial needs for our products and product candidates.

The failure of a supplier to continue to provide us with these materials at a price or quality acceptable to us, or at all, would impede our ability to manufacture Augment for the Canadian and Australian markets and our product candidates. Moreover, our failure to maintain strategic reserve supplies of each significant single-sourced material used to manufacture Augment and the other product candidates that we are developing may negatively impact our development and commercialization activities. If our specialty suppliers cannot perform as agreed, we may not be able to replace them in a timely manner or on terms that are acceptable to us, if at all, and the production of our product and product candidates would be interrupted or cancelled, resulting in lost revenue and delays in or terminations of clinical trials and additional costs. We will be required to obtain regulatory approval from the FDA or foreign regulatory authorities before we can use different suppliers or components. If we have to switch to replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of Augment in Canada, Australia and New Zealand and our product candidates could be interrupted for an extended period of time, which may delay completion of our clinical trials, regulatory approval of our product candidates or commercialization of any approved products.

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

We rely heavily upon arrangements with third-parties for intellectual property, raw materials, manufacturing assistance, regulatory assistance and other assistance necessary to develop and market Augment and our other product candidates in Canada, Australia and New Zealand and other parts of the world. Our strategy includes continuing to develop business relationships with other biotechnology companies to assist in the commercialization efforts for our product candidates. We face significant competition in seeking appropriate business relationships, which may be complex and time-consuming to negotiate, document and implement. We may not be able to enter into any such business relationships or agreements on terms that are acceptable to us, or at all. If that were to happen, we may have to curtail the development or delay the commercialization of our product candidates.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing facilities are unable to provide an adequate supply of products, our growth could be limited and our business could be harmed.

We have leased approximately 30,000 square feet of space in new building in the same complex as our headquarters in Franklin, Tennessee. We intend to utilize the new space as a good manufacturing practices (“GMP”) manufacturing facility and expect to move certain of our manufacturing, warehousing and distribution operations to the new space. This new facility will provide space to meet our current and projected needs for certain aspects of our manufacturing and product release testing for our orthopedic and sports medicine product candidates. In addition, it will provide for future expansion of office, laboratory, or manufacturing space and capabilities for other product candidates that we are developing. Once the facility is operational, we may continue to utilize third party suppliers for certain aspects of our manufacturing operation, including bulk §-TCP and rhPDGF-BB production, §-TCP cup filling, component and final kit sterilization and international distribution. The building shell was completed in late 2009. We have completed the build out, qualification, and approval of our warehouse and distribution center, and we expect to begin distribution from that facility in the first half of 2012. Depending upon the timing of FDA approval of the Augment PMA, the build out for our manufacturing operations could begin in the next two years. In order to qualify the facility as a GMP manufacturing facility, the build out must be complete, the utility systems, process and testing equipment must be installed and qualified, regulatory filings must be assembled and filed, and regulatory agency inspections must be passed prior to receiving approval. We anticipate that the manufacturing facility will be approved for commercial operations within two years of our starting the manufacturing build out. There can be no assurance, however, whether the FDA will approve the manufacturing facility.

Currently we are utilizing at least two contract facilities to complete the manufacturing, packaging and final product testing for Augment (for our commercial product and for our clinical study kits). We are using at least four contract facilities to complete the manufacturing, packaging and final product testing for our Augment Injectable clinical study kits. We are using at least three contract facilities to complete the manufacturing, packaging and final product testing for our Augment Rotator Cuff clinical study kits. If there were a disruption to the new manufacturing facility or those of our contract manufacturers, we would have no other means of manufacturing our product and product candidates until we were able to restore the manufacturing capability at the new facility or develop alternative manufacturing facilities. If we are unable to produce sufficient quantities of our product for meeting sales targets in Canada, Australia or New Zealand (or targets in the United States if the FDA approves Augment) or produce sufficient quantities of our product candidates for use in our current and planned clinical trials, or if our manufacturing process yields substandard products, then our product development efforts could be delayed and/or our sales and commercialization efforts could be adversely impacted.

We have limited resources, facilities and experience to commercially manufacture our product and product candidates. In order to produce our product and product candidates in the quantities that we anticipate will be required to meet future market demand for any one or more approved products, we will need to complete qualification of the commercial scale production process at our contract facilities and at our in-house facility. There are technical challenges to developing and qualifying commercial-scale manufacturing operations. Further, the build-out of our new facility will require the investment of substantial additional funds as well as hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete the process qualification activities in a timely manner. This could strain our existing managerial, operational, financial and other resources. Furthermore, if we fail to manage our growth effectively we may not be able to produce our product and product candidates in sufficient quantities to meet the future requirements of the products. If we are unable to manufacture a sufficient supply of Augment or any product candidate, our revenues, business and financial prospects will be materially and adversely affected. In addition, if the in-house production process is not efficient or produces products that do not meet quality and other standards, our future gross margins may decline.

If we are unable to establish adequate sales and marketing capabilities, we may not be able to generate significant revenue and may not become profitable.

In anticipation of the approval of Augment or our other product candidates in the United States, we expect to develop a commercial organization consisting of a sales and marketing management team, independent sales agents and company employed sales representatives and product specialists who will market the product to orthopedic surgeons and podiatric surgeons. Although we are in the process of planning for a commercial organization, we currently do not have a dedicated sales force and have limited experience in the sales, marketing and distribution of regenerative protein therapeutic-device combination products or drug products. In order to commercialize our product candidates, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. We have begun to develop our sales capabilities by hiring internal sales management and establishing contractual relationships with third-party sales representatives. However, delays in the FDA’s approval of Augment may jeopardize those relationships. We may not be able to attract additional qualified personnel to serve in our sales and marketing organization, or retain those we have hired or with which we have contracted. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

The cost of establishing and maintaining a sales and marketing organization may exceed its cost effectiveness. If we fail to develop sales and marketing capabilities, if our sales efforts are not effective or if costs of developing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

As a result of any arrangements we may enter into with third parties to perform sales, marketing and distribution services, our product revenues could be lower than if we directly marketed and sold Augment in Canada, Australia or New Zealand, or any other product candidate that we may develop. Furthermore, as a result of marketing, sales or distribution arrangements we may enter into with other companies, any revenues received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our future distributors may have products or product candidates that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If our relationships with our current or future distributors do not progress as anticipated, or if their sales and marketing strategies fail to generate sales of our products in the future, our business, financial condition and results of operations would be materially and adversely affected.

Although we have begun establishing contractual relationships with third-party sales representatives, those relationships are limited to the sale of Augment. We are currently attempting to expand those relationships to include Augmatrix. Most of these sales groups, however, already have relationships with other orthopedic products companies, some of which sell either 510k cleared synthetic bone substitute products or non-regulated tissue-based bone substitute products, both of which will compete with Augmatrix. Therefore, these sales groups may be unwilling or contractually unable to expand our existing contractual relationship to include Augmatrix. If we are unable to establish adequate sales and marketing capabilities for Augmatrix, we may not be able to generate sufficient revenue to maintain a net cash burn that enable us to reach FDA regulatory approval of Augment without the need to raise additional capital if available.

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

The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may develop and commercialize medical devices, regenerative protein therapeutic-device combination products, biologic products or pharmaceutical products that are safer or more effective, have fewer side effects or are less expensive than any products that we may develop. For example, we are aware of a company that is developing rhPDGF-BB based products for other applications, including wound healing and orthopedics, and other companies that are developing various other technologies for treating orthopedic injuries and disease, which could make our product candidates obsolete. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If our product and product candidates do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenue, if any.

Even if we obtain regulatory approval for our product candidates, they may not, and Augment in Canada, Australia and New Zealand may not and Augmatrix in the United States may not, gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our approved products and the reimbursement policies of government and third party payers as well as our ability to successfully convince hospital administration on the value of our products. Physicians may not prescribe our approved products for a variety of reasons and patients may determine for any reason that our product is not useful to them. If any of our approved products fail to achieve market acceptance, our ability to generate revenue will be limited.

In Canada and New Zealand, market acceptance is dependent upon the acceptance of our product by individual hospital “product evaluation committees,” which act as the gatekeepers at the hospital purchasing level. These committees look at the potential impact of a new product on patient care and on the budget in the specific therapeutic category related to that product. This process can take several months. However, there can be no assurance that any product evaluation committee will approve Augment in a timely manner, if at all. If product evaluation committees refuse to approve the use of Augment at their hospital, our ability to generate revenue in such markets will be materially and adversely affected.

In reimbursed markets such as Australia, market acceptance is dependent upon Augment achieving adequate reimbursement. Reimbursement is contingent on several factors including providing tangible cost/benefit analysis as compared to local standard(s) of care, and providing clinical data that establishes the effectiveness of the product relative to the local standard(s) of care. If our clinical data is deemed insufficient, or our data/arguments on cost/benefit and comparative effectiveness are not able to meet local requirements, our ability to generate revenue in such markets will be materially and adversely affected.

For commercialization outside of the United States, we are in the process of assembling a network of distributors to market Augment in selected high potential markets. We may also choose to support these markets with an International Commercial Director, and if this investment makes good business sense, we may potentially add product specialists to support distributor and surgeon training and drive adoption of our products.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

As a small company with 75 employees as of December 31, 2011, our success depends on the continuing contributions of our management team and scientific personnel and on maintaining relationships with the network of medical and academic centers that conduct our clinical trials. We depend on the services of our key scientific employees and the principal members of our management staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical and biotechnology companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We face an inherent risk of liability in the event that the use or misuse of Augment, Augmatrix or our product candidates results in personal injury or death.

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

We currently manufacture investigational regenerative protein therapeutic-device combination product candidates and an approved commercial regenerative protein therapeutic-device combination product in Canada, Australia and New Zealand. These product candidates and the commercial product are implanted in patients during surgery or injected into patients at the treatment site. In addition, we are developing additional similar products for additional surgical indications, and a drug product candidate for administering to patients. As a result, we may be subject to a product liability lawsuit. In particular, the market for spine products has a history of product liability litigation. Under past agreements with our former distributor for GEM 21S and agreements with certain suppliers and distributors, we indemnify these parties from certain product liability claims. Any product liability claim brought against us and/or a party that we have indemnified, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. We maintain product liability insurance in the annual aggregate amount of up to $20.0 million, although our insurance policies have various exclusions. Thus, we may be subject to a product liability claim for which we have no insurance coverage, in which case we may be liable for the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we may decide not to carry this insurance. A meritless or unsuccessful product liability claim would be time-consuming and expensive to defend and could result in the diversion of management’s attention from our core business. A successful product liability claim or series of claims brought against us in excess of our coverage could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we and/or our executive officers or directors may be named as defendants in lawsuits or involved in regulatory inquiries, which could result in substantial costs and divert management’s attention.

Biotech companies with volatile stocks often are the subject of securities class actions and derivative lawsuits. Similarly, stock price volatility as well as the timing of disclosures relating to FDA or other regulatory developments may create interest on the part of self-regulatory organizations or the SEC. Recently, following various recent regulatory developments and a period of stock price volatility, we received regulatory inquiries to which we responded to in the ordinary course.

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

In August 2011, a purported shareholder derivative complaint was filed in the United States District Court, Middle District of Tennessee, allegedly on behalf of and for the benefit of the Company, against all the members of the current Board of Directors of the Company, and names the Company as a nominal defendant. The shareholder derivative action makes factual allegations similar to the allegations in the class action lawsuit, and alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The purported derivative action seeks modification of the Company’s corporate governance policies and procedures, and also seeks monetary damages in an unspecified amount, including disgorgement of all profits, benefits and compensation obtained by the defendants, and plaintiff’s costs and disbursements associated with the lawsuit, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses, and such other relief as the court deems just and proper.

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

Risks Relating to Intellectual Property

If we cannot protect our intellectual property, our ability to market our products in various markets around the world and our ability to develop and commercialize our product candidates may be severely limited.

Our success will depend in part on our ability to maintain and enforce patent protection for the therapeutic uses of rhPDGF-BB. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of approved products would then be diminished if we are unable to successfully assert our patent rights against an infringer.

We rely on our intellectual property to provide freedom to operate and to exclude others from developing rhPDGF for the treatment of general bone defects and bone defects associated with advanced periodontal disease, fractures and other indications. We currently own a number of unexpired U.S. patents covering certain unique aspects of our product and product candidates. Other patents that covered our product and product candidates have expired. We do not believe, however, that such patent expirations have significantly affected our intellectual property position.

If any patent or other right which we own is challenged, a court may determine that the patent or right is invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, the court may not prevent alleged infringement on the grounds that the activity is not covered by the patent claims. Any litigation to enforce our rights under our patents or to defend against allegations that we infringe third-party rights, would be costly and time consuming, and may distract management from other important tasks.

We may not be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. In addition, our patent applications and patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions typically are not published until 18 months after filing, or in some cases ever, and because publications of discoveries in the scientific literature often lag behind actual discoveries, there can be no assurance that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in these patent applications.

Some of our competitors and others manufacture and sell products containing some of the components of GEM 21S and Augment, namely rhPDGF-BB and §-TCP, and may develop products similar to ours that are not covered by our patents. For instance, we are aware that a third party has developed a product that, like GEM 21S, is intended for use in periodontal bone regeneration and is based on rhPDGF-BB and |gb-TCP. We believe that, if commercialized, this product may infringe on our patents related to GEM 21S and/or our other products and product candidates. We are currently considering our options to protect our proprietary rights.

Although we believe that our patents and patent applications provide a competitive advantage, the patent positions of biopharmaceutical and device companies are highly complex and uncertain. The combination product and medical device industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Furthermore, as the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. Although we have not received notice of any claims, and are not aware that our product candidates infringe other parties’ patents and proprietary rights, our product candidates and methods may be covered by U.S. patents held by our competitors. Any claim relating to infringement of patents that is asserted against us may be costly and time-consuming to defend, would divert the attention of our management and key personnel, and may require us to pay substantial damages. If a successful infringement claim is asserted against us, we may be unable to commercialize some of our product candidates unless we are able to obtain a license, or may have to cease some of our business operations, which could severely harm our business. Consequently, our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors, as well as our ability to enforce our patent rights.

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

A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we or our suppliers are sued for infringement, we could encounter substantial delays in, or be prohibited from, developing, manufacturing and commercializing our product candidates or prohibited from continuing the commercialization of Augment in Canada, Australia or New Zealand, which would have a material adverse effect on our business, financial condition and results of operations.

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

Delays encountered during the approval process by the FDA or other foreign regulatory body could shorten the patent protection period during which we have the exclusive right to commercialize technologies or could allow others to come to market with similar technologies before us.

Regulatory Risks

We are subject to extensive governmental regulation including the requirement of approval or clearance by the FDA or other foreign regulatory authorities before our product candidates may be marketed.

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

Our product candidates require FDA authorization by means of an approval or clearance prior to marketing in the United States. Some of our product candidates, including Augment and Augment Injectable, are regulated as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. For the current orthopedic indications, Augment and Augment Injectable are being reviewed by medical device authorities at the Center for Devices and Radiological Health, with participation by the Center for Drug Evaluation and Research. Augment and Augment Injectable require an approved PMA application before they can be marketed in the United States.

We previously submitted a three-part modular PMA seeking approval of Augment which, after we complied with a request from the FDA for additional information, was accepted by the FDA for review and filed. The FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopaedic and Rehabilitation Devices Panel (the “panel”) on May 12, 2011 during which the panel reviewed Augment. The panel voted narrowly in support of the safety of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; narrowly in support of the efficacy of Augment for use as an alternative to autograft in hindfoot and ankle fusion procedures; and narrowly in support of the finding that Augment demonstrates a reasonable benefit to risk profile for the same indication.

In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA related to our PMA application for Augment. The FDA acknowledged that the panel voted in favor of a reasonable assurance of safety, effectiveness and a positive benefit to risk ratio; however, the FDA stated that “notwithstanding the Advisory Panel’s recommendation, the PMA, without additional information, must be considered not approvable and that...to place the Company’s PMA in approvable form, the Company must amend it to include the following...” The letter listed the information that we would need to submit for the PMA application to be approvable, and outlined a pathway that could potentially lead to approval without additional clinical trials to support the safety and effectiveness of Augment. Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study include a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups. There can be no assurance as to the extent to which the re-reads of the 24-week CT scans will correlate with the original readings of those scans, and there is a risk that there could be little or no correlation. There is also a risk that an analysis of the Augment pivotal study data after re-categorization of secondary surgeries as failures may result in Augment not achieving statistical equivalence to autograft. If there is not an adequate correlation among the two re-reads and the original read, or if Augment does not achieve statistical equivalence to autograft upon re-categorization of secondary surgeries, the FDA may require a new clinical study before approving our Augment PMA. There is also a risk that if the FDA approves our Augment PMA, the FDA could significantly limit the scope of the approved indications based on its assessment of the requested subgroup analysis of the data. Any of these events would have a material, adverse effect on our business, financial condition and results of operations.

Even though the panel voted narrowly in favor of Augment and the FDA has followed up with a comprehensive post-panel response letter, the FDA has determined that our Augment PMA is not approvable until additional information is provided, which could include data from additional clinical or non-clinical studies. We may be unable to design studies that satisfactorily address certain issues raised by the FDA. Even if we are able to design adequate studies, such studies may be very time consuming and costly, and their results may be uncertain or negative. This could significantly delay or prevent the approval of Augment, or result in the FDA imposing labeling restrictions on any approval of Augment that would significantly reduce Augment’s potential market. Any of these events would have a material, adverse effect on our business, financial condition and results of operations.

We previously filed an IDE application with the FDA seeking approval to initiate a pivotal trial evaluating the safety and effectiveness of Augment Injectable as a substitute for autograft in hindfoot fusion procedures (“Augment Injectable IDE”). In January 2011, the FDA conditionally approved the initiation of enrollment in our North American pivotal trial, and we initiated patient enrollment in the United States in the second quarter of 2011. The study was initially approved by the FDA to enroll 201 patients at 25 clinical centers with the intent to pool patients from previous clinical trials. We continue to have discussions with the FDA in an effort to finalize the study design and sample size, and given certain comments made during the May 2011 panel meeting for Augment, we proposed to increase the sample size to 300 patients in order to minimize potential future concerns by the FDA regarding the statistical analysis of the study results. To date, the trial has been initiated at over 20 hospitals and 105 patients have been enrolled. After receipt of the Augment post-panel response letter, and based on our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA and to conserve resources until there is further clarity from the FDA regarding Augment, we re-engaged discussions with the FDA regarding the current Augment Injectable study design and have voluntarily suspended additional screening and enrollment of patients in the study. Once we have more clarity on a study design that we believe will be acceptable to the FDA, we may decide to restart enrollment at that time. There is a risk, however, that the delay may cause investigators and/or clinical sites to drop out of the study, which would further delay completion of enrollment. An extended hold on enrollment may also negatively impact the data collection or require us to retrain the investigators and the sites before restarting enrollment. This could significantly increase the cost of completing the study.

We may not be able to address the conditions the FDA has placed on the Augment Injectable IDE approval, or we may be required to further revise this trial. If we are unable to address the FDA’s conditions, or if we fail to include a large enough sample size in the study, we may be unable to complete the trial in a timely manner or the FDA may not accept the study as sufficient support for marketing approval. The FDA may reject our proposed sample size and statistical plan, and require a significantly larger number of patients in the study, which would significantly increase the cost of the study and significantly further delay completion of the study. Also, if we are unable to expand the inclusion criteria for the study (e.g., inclusion of ankle surgeries), any FDA approved indications may be more limited, which would limit the potential market for the product and could have a material adverse effect on our business, financial condition and results of operations. If we are unable to successfully finalize the study design for our Augment Injectable trial, or if the completion of the trial is delayed, or if the FDA ultimately determines that the results of the study do not provide sufficient support for marketing approval, it would have a material adverse effect on our business, financial condition and results of operations.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues or marketing applications under FDA review. These outside experts are convened by an FDA Advisory Committee to form an advisory panel. The advisory panel will report to the FDA and may make recommendations or make certain determinations regarding the reasonable assurance of a product’s safety and effectiveness or the benefit/risk profile of a product. The views of the advisory panel may differ from those of the FDA. Augment was reviewed by the FDA’s Orthopedic and Rehabilitation Devices Panel (the “panel”) on May 12, 2011. Even though the panel voted in favor of Augment, the FDA concluded that Augment is not approvable and that we will need to submit additional information for the application to be approvable.

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

In Canada, the manufacture, distribution and use of medical devices, drugs and equipment is regulated by a variety of industry-specific statutes and regulations. Medical products sold in Canada are regulated by the Canadian Food and Drugs Act. Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Canada until approved by the national regulatory agency, Health Canada. Although in May 2006 we received marketing approval from Health Canada to market GEM 21S in Canada, and in

November 2009 we announced that we received approval from Health Canada to market Augment in Canada, we will need to present data from additional clinical trials to obtain approval for our other product candidates. In 2009, we filed an Investigational Testing Authorization (“Augment Injectable ITA”) application with Health Canada seeking approval to initiate a pivotal study to assess the safety and efficacy of Augment Injectable as a substitute for autograft in foot and ankle fusion procedures. In October 2009, Health Canada approved the Augment Injectable ITA and we have now completed the study. We intend to file a DLA for approval of Augment Injectable in Canada and release top-line data from the study around the middle of 2012. Although the Augment Injectable study is now complete, we may need to present additional data from other clinical trials or pool the data from the Canadian trial with data from other trials in order to obtain approval for Augment Injectable in Canada. We may not be able to pool this data with data from other trials. We ultimately may not obtain the approvals necessary to market Augment Injectable or our other product candidates in development in Canada, which would have a material adverse effect on our business, financial condition and results of operations.

The primary regulatory environment in Europe is that of the EU, which consists of 27 member states and 42 competent authorities encompassing most of the major countries in Europe. The European Medicines Agency (“EMA”) previously determined that GEM 21S would be reviewed as a medicinal (i.e., a drug) product, and not as a medical device product, which is how the product was reviewed in the United States and Canada. In the first quarter of 2011, however, our EU Notified Body, Polish Centre for Testing and Certification, confirmed their acceptance of the classification of GEM 21S and Augment as Class III medical devices under the European Medical Device Directives. The product classification determination was based in part on recent changes to the European Medical Device Directives that were made after EMA’s previous determination. We submitted applications for CE Marking for GEM 21S in second quarter of 2011 and Augment in the third quarter of 2011 to the Polish Centre for Testing and Certification. In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. A CE Mark is the approval by a Notified Body, and the presence of a CE Mark is required before a medical device can be marketed in any country in the EU. Although a CE Mark provides EU market access, reimbursement is decided by each individual country and some countries or providers may not provide reimbursement for Augment, which could significantly impact the product’s market acceptance. The EU regulatory authorities may determine to rescind the CE Mark for GEM 21S and classify that product as a medicinal combination product. The EU regulatory authorities also may determine that Augment should be classified as a medicinal combination product, rather than a Class III medical device. The evaluation of the appropriate classification will delay the review process, and classification as medical combination products would result in further delay. If the EU regulatory authorities determine to review GEM 21S as a medicinal combination product, our right to continue to seek EU approval of GEM 21S could be terminated, and we expect that Luitpold will take the position that it is not obligated to make the $10.0 million milestone payment. We are considering our options in the event Luitpold does not make the payment. We may not collect the $10.0 million milestone payment from Luitpold.

Even though a drug or device may be approved for use in another jurisdiction, it may not be sold in Australia and New Zealand until approved by the applicable national regulatory agency. The manufacture, distribution and use of medical devices, drugs and equipment is regulated by the Therapeutic Goods Administration (“TGA”) in Australia and the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in New Zealand. In February 2010, we filed an application of Conformity Assessment with the Australian TGA for Augment. This application seeks approval to market Augment in Australia as an alternative to autograft in the treatment of foot and ankle fusions. The filing utilized the technical and clinical data that were provided to Health Canada in the recent DLA and to the FDA in the recent filing of the PMA for Augment in the United States. In October 2011, the TGA approved our medical device application for Augment, which was subsequently listed on the Australian Register of Therapeutic Goods (“ARTG”), clearing the way for commercialization of the product in Australia. In December 2011, Medsafe listed Augment on the Web Assisted Notification of Devices (“WAND”), clearing the way for commercialization of the product in New Zealand. Although listed, there can be no assurance that any hospital’s product evaluation committee will approve the use of Augment in a timely manner, if at all. If product evaluation committees refuse to approve the use of Augment at their hospital, we may be unable to meet projected Augment sales targets for Australia or New Zealand, and our ability to generate revenue from such sales will be materially and adversely affected, which may have a material adverse effect on our business, financial condition and results of operations.

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

As we begin commercializing Augmatrix in the United States, our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.

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

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,000 to $10,000 for each separate false claim.

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

We have invested and continue to invest a significant portion of our time and resources in developing and testing our product candidates. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses, we expect that our operating losses may continue for the next few years as we continue to incur significant expenses for clinical trials and regulatory activities. As of December 31, 2011, we had an accumulated deficit of $160.6 million. We have ongoing pivotal clinical studies for the use of Augment and Augment Injectable for the treatment of foot and ankle fusions, in addition to a pilot clinical trial to assess the safety and clinical utility of Augment Rotator Cuff for the repair of large rotator cuff tears.

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

Our ability to use our net operating loss carryforwards could be limited. At December 31, 2011, we had federal net operating loss carryforwards totaling $124.6 million available to reduce our future federal income tax liabilities. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities may be subject to annual limitations. In connection with any future offering, we may realize a “more than fifty percent change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss for federal income tax purposes. The inability to take advantage of all or part of our accumulated net operating loss may have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future. If we are unable to successfully raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operation of our business.

We have experienced negative operating cash flows since inception and have funded our operations primarily from proceeds received from sales of our stock, the licensing and sale of our orofacial therapeutic business, sublicense fee income recorded from the receipt of certain milestones, and to a lesser extent, royalty income, investment income and product sales. We believe that the December 31, 2011 balance of our cash and investments will be sufficient to meet our anticipated cash requirements at least through 2013.

We may seek to obtain additional funds at any time in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. We may seek such additional funds regardless of the extent to which funds are raised in a public offering as identified in our shelf registration statement described below.

In 2009, we filed a shelf registration statement on Form S-3 with the SEC registering the offer and sale of up to $150.0 million of certain securities which has been declared effective. In 2010, under the shelf registration statement, we raised net proceeds of approximately $45.0 million in a public offering of common stock. We may from time to time, in one or more series, separately or together, sell additional shares of common stock, preferred stock, debt securities or warrants to purchase our common stock or any combination of such securities in an amount equal to slightly more than $100.0 million. Our current stock price is significantly depressed, which together with recent delays in our Augment development program and other events may severely impair our ability to raise additional capital funds. There can be no assurance that any such funding will be available to us on favorable terms, or at all, or that we will successfully raise a sufficient amount of capital in any future public offerings to fund operations through profitability.

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

Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unforeseen developments during our pre-clinical activities and clinical trials;
•	delays in the timing of receipt of required regulatory approvals;
•	the failure of our Augment PMA Amendment that we anticipate filing by the middle of 2012 to satisfactorily address the issues raised by the FDA in its post-panel response letter;
•	the FDA determining that a new clinical trial will be required before our Augment PMA can be approved;
•	unanticipated expenditures in research and development or manufacturing activities;
•	legal expenses, including expenses associated with the securities class action and shareholder derivative lawsuits filed against us, and with other regulatory inquiries, and any settlement or damage payments associated with litigation;
•	delayed market acceptance of our product or product candidates, if approved;
•	increased expenses associated with the commercialization of Augmatrix;
•	the failure to achieve sufficient sales of Augmatrix in order to adequately offset commercialization expenses;
•	unanticipated expenditures in the acquisition and defense of intellectual property rights;
•	the failure to develop strategic alliances for the marketing of our product or product candidates, if approved;
•	additional inventory builds to adequately support the launch of new products;
•	unforeseen changes in healthcare reimbursement for procedures using our product or product candidates, if approved;
•	inability to train a sufficient number of surgeons to create demand for our product or product candidates, if approved;
•	lack of financial resources to adequately support our operations;
•	difficulties in maintaining commercial scale manufacturing capacity and capability;
•	unforeseen problems with our third-party manufacturers and service providers or with our specialty suppliers of certain raw materials;
•	unanticipated difficulties in operating in international markets;

•	unanticipated financial resources needed to respond to technological changes and increased competition;
•	unforeseen problems in attracting qualified personnel or retaining key personnel to manage our business, including personnel to oversee our development programs and personnel to market and sell our product or product candidates, if approved;
•	enactment of new legislation or administrative regulations;
•	the application to our business of new court decisions and regulatory interpretations;
•	claims that might be brought in excess of our insurance coverage;
•	the failure to comply with regulatory guidelines;
•	unforeseen cost overruns associated with build out of our new manufacturing facility that we have leased; and
•	the uncertainty in industry demand and patient wellness behavior as businesses and individuals are impacted by the current economic uncertainty.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include a report by our management on our internal controls over financial reporting. This report, which is included in this Annual Report on Form 10-K, contains an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. This Annual Report on Form 10-K contains a statement that our independent auditors have issued an attestation report on the effectiveness of internal controls over financial reporting.

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

At December 31, 2011, there were options issued and outstanding to purchase 2,748,331 shares of our common stock with a weighted average exercise price of $11.62. Also at December 31, 2011, there were 1,904,829 options available for future issuance of options under our stock option plans.

Our executive officers, directors and their affiliates maintain the ability to substantially influence all matters submitted to stockholders for approval.

As of December 31, 2011, our executive officers, directors and their affiliates beneficially owned shares representing approximately 14.6% of our capital stock. This total includes 1,830,253 shares (6.5% of our capital stock) owned by InterWest Partners, X, L.P. and its affiliates. Chris Ehrlich, one of our directors, is an affiliate of InterWest Partners. In addition, 4,720,065 shares (16.8% of our capital stock) are owned by Novo A/S. Thorkil K. Christensen, one of our directors, is the Chief Financial Officer of Novo A/S.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our operations are headquartered in a leased facility in Franklin, Tennessee, consisting of approximately 32,000 square feet of office space and approximately 30,000 square feet of space in a second building for a manufacturing, warehousing and distribution facility.

In May 2007, we entered into a lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety our previous lease with Noblegene dated April 2004, as amended in July 2005. This lease agreement extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at our headquarters in Franklin, Tennessee. Under the terms of the lease, in 2011 we paid Noblegene monthly rent of $55,251, as adjusted, plus additional proportionate operating and insurance costs associated with the building and the business campus. The lease agreement also contains annual scheduled rate increases equivalent to a minimum of 3%. Under the original lease terms, we had been provided with a rent credit of $106,831 to be used toward improvements. In connection with the lease agreement and related to the additional space, we were provided with an additional rent credit resulting in a total rent credit of $5 per usable square foot (or $160,000 total). This rent credit was used toward leasehold improvements in 2007. The initial term of the lease continues until December 31, 2016, and we have the option to extend the lease for two additional five-year terms.

In August 2007, we entered into a lease agreement with Noblegene for approximately 30,000 square feet of space in a second building located in the same complex as our headquarters in Franklin, Tennessee. We intend to move certain of our manufacturing operations to the new space. The lease provides for a tenant improvement allowance of $2.5 million to reimburse us for construction costs associated with building out the leased space. We expect to receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date we obtain a Certificate of Occupancy for the new space, which was June 2011; or (b) upon Noblegene obtaining a permanent mortgage on the new building, the timing of which is uncertain. The initial term of the lease continues 10 years from the October 2009 commencement date. We have the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, we agree to indemnify Noblegene under specific circumstances.

In January 2008, we entered into an amendment to our two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided that we pay $56,686 to Noblegene as a final payment of 2007 operating costs under one of the lease agreements.

In January 2009, we amended our August 2007 lease agreement with Noblegene. The amendment increased the base rent by $1.00 to $26.00 per rentable square foot and provided for a one-time payment of $200,000 from us to Noblegene. We agreed to the increase in rent, and the one-time payment, to compensate Noblegene for increased construction costs due to the Company’s requested changes in the building design. Our lease rate will be reduced at various intervals if the building’s occupancy increases. In all other respects, the lease agreement remains the same. Under the terms of the January 2009 amended lease, in 2011 we paid Noblegene monthly rent of $69,360, as adjusted.

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

Item 3. LEGAL PROCEEDINGS

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

In August 2011, a purported shareholder derivative complaint was filed in the United States District Court, Middle District of Tennessee, allegedly on behalf of and for the benefit of us, against all the members of our current Board of Directors, and names us as a nominal defendant. The shareholder derivative action makes factual allegations similar to the allegations in the class action lawsuit, and alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The purported derivative action seeks modification of our corporate governance policies and procedures, and also seeks monetary damages in an unspecified amount, including disgorgement of all profits, benefits and compensation obtained by the defendants, and plaintiff’s costs and disbursements associated with the lawsuit, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses, and such other relief as the court deems just and proper.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Global Select Market on May 15, 2006 under the symbol “BMTI.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market, since our common stock commenced public trading:

	Price Range
	High	Low
2011
First Quarter	$14.80	$11.18
Second Quarter	$14.49	$4.99
Third Quarter	$5.17	$2.68
Fourth Quarter	$3.75	$2.70

	Price Range
	High	Low
2010
First Quarter	$13.99	$11.14
Second Quarter	$14.20	$10.93
Third Quarter	$11.99	$7.96
Fourth Quarter	$13.00	$10.01

Stockholders

As of March 9, 2012, there were 27 registered holders of record of shares of our common stock.

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

Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the securities issuable under our 2001 Long-Term Stock Incentive Plan, our 2005 Employee Stock Purchase Plan and our 401(k) Profit Sharing Plan & Trust at December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2001 Long-Term Stock Incentive Plan	2,748,331	$11.62	1,904,829
2005 Employee Stock Purchase Plan	N/A	N/A	50,596
Employee 401(k) Plan Company Match	N/A	N/A	—
Total	2,748,331	—	1,955,425

Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock since December 31, 2006 to the cumulative return over such time period of (i) The Nasdaq Stock Market Composite Index, and (ii) The Nasdaq Biotechnology Index. The graph assumes that, on December 31, 2006, $100 was invested in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment.

We have not declared or paid any cash dividends on our capital stock, and have not repurchased any shares of our capital stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BioMimetic Therapeutics, Inc. the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data that is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

The selected consolidated balance sheet data as of December 31, 2011 and 2010 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the selected consolidated statements of operations data for the each of the two years ended December 31, 2008 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008(1)	2007
	(In thousands, except share and per share information)
Revenues:
Product sales	$327	$15	$78	$—	$5,040
Royalty income	427	487	522	2,144	1,213
Sublicense fee income	971	971	971	974	741
Other revenue	—	—	—	30	36
Total revenues	1,725	1,473	1,571	3,148	7,030
Costs and expenses:
Cost of sales	53	17	6	—	3,939
Research and development	14,695	17,967	21,095	24,561	19,218
General and administrative	16,034	15,161	11,511	11,253	8,829
Depreciation and capital lease amortization	1,256	1,234	1,333	1,423	1,130
Patent license fee amortization	37	1,658	2,569	2,663	2,234
Total costs and expenses	32,075	36,037	36,514	39,900	35,350
Loss from operations	(30,350)	(34,564)	(34,943)	(36,752)	(28,320)
Interest (expense) income, net	(4)	(3)	(308)	247	1,710
Investment income (loss), net	113	144	6,864	(10,797)	1,952
Other income from governmental grants	—	514	—	—	—
Impairment loss on equipment	(2,940)	—	—	—	—
(Loss) gain on foreign currency translation and other transactions	(9)	(28)	11	5	2
Gain on arbitration settlement	—	—	7,219	—	—
Gain on disposal of orofacial therapeutic business	—	—	—	39,292	—
Income tax benefit	—	—	—	—	74
Net loss	$(33,190)	$(33,937)	$(21,157)	$(8,005)	$(24,582)
Basic and diluted net loss per share	$(1.19)	$(1.38)	$(1.03)	$(0.43)	$(1.37)
Weighted average shares used to compute basic and diluted net loss per share	28,002,185	24,626,170	20,510,132	18,529,068	17,951,147
Cash dividends declared	$—	$—	$—	$—	$—

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Information:
Cash and cash equivalents	$18,503	$11,628	$21,543	$17,535	$25,483
Investments – short term	42,950	65,751	47,002	33,218	—
Investments – long term	—	15,002	6,514	46,624	41,800
Total assets	74,887	105,555	88,912	125,120	89,618
Long-term capital lease obligations	132	216	175	35	53
Note payable	—	—	—	39,100	—
Total liabilities	20,875	22,433	21,861	66,066	27,166
Redeemable, convertible preferred stock	—	—	—	—	—
Accumulated deficit	(160,647)	(127,457)	(93,520)	(72,363)	(64,358)
Total stockholders’ equity	54,012	83,122	67,052	59,054	62,452

(1)	In January 2008, we sold our orofacial therapeutic business (GEM 21S) to Luitpold, recording a $39.3 million net gain on the transaction in 2008. As a result of the sale, no product sales revenues, nor cost of sales, resulting from sales of GEM 21S have been recorded subsequent to January 2008.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications.

Our Augment® platform of product and product candidates include an engineered version of recombinant human platelet-derived growth factor BB (“rhPDGF-BB”), one of the principal wound healing and tissue repair stimulators in the body. Our platform regenerative technology for promoting tissue healing and regeneration combines rhPDGF-BB with tissue specific matrices, when appropriate. The matrices are engineered or natural scaffold materials, such as Beta Tri-Calcium Phosphate (“§-TCP”), which have a history of demonstrated safety and efficacy in previous uses.

Our platform regenerative technology may offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. We believe that our product and product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and in some cases less invasive treatment options for the repair of bone, cartilage, tendons and ligaments, thus helping patients recover from their injuries and improving their quality of life.

Through the commercialization of this patented technology, we seek to become the leading company in the field of regenerative medicine with the product and product candidates we are developing, including the following lead product and product candidates:

•	Augment® Bone Graft (“Augment”);
•	Augment® Injectable Bone Graft (“Augment Injectable”); and
•	Augment® Rotator Cuff Graft (“Augment Rotator Cuff”).

In addition, in February 2012, we began marketing AugmatrixTM Biocomposite Bone Graft (“Augmatrix”) in anticipation of an expected commercial launch in the second quarter of 2012. Augmatrix is a family of tissue specific grafting materials previously cleared by the U.S. Food and Drug Administration (“FDA”). Augmatrix is available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. Refer to “Introduction of AugmatrixTM Biocomposite Bone Graft” below for more information.

We have completed or continue to sponsor clinical trials with our three leading product candidates (Augment, Augment Injectable and Augment Rotator Cuff) for use in multiple orthopedic and sports medicine indications including the treatment of foot and ankle fusions, the stimulation of wrist fracture healing, and the surgical treatment of rotator cuff tears.

We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with various regulatory approvals of our initial product candidates. GEM 21S® Growth-factor Enhanced Matrix (“GEM 21S”), which we developed as our first periodontal product and later sold to Luitpold Pharmaceuticals, Inc. (“Luitpold”), was approved by the FDA in the United States in 2005 and by Health Canada (“HC”) in Canada in 2006. In January 2012, we announced receipt of the CE Mark for GEM 21S in the European Union (“EU”); however, we have since been informed that the EU regulatory authorities are re-evaluating the CE Mark. In 2009, Augment was approved by HC for commercialization in Canada. In 2011, Augment was listed by the Australian Therapeutics Goods Administration (“TGA”) in Australia and by the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in New Zealand, clearing the way for commercialization of Augment in Australia and New Zealand, respectively.

The key business objectives for our company consist of our efforts to pursue regulatory approvals in the United States and in several markets located outside of the United States (“OUS”), preparing for and carrying out the commercial adoption of Augment in Canada, Australia and New Zealand, the continued development of our other product candidates, the introduction of new bone grafting products to complement our existing orthobiologic portfolio of product candidates, and managing our cash and investments.

Significant recent events related to these endeavors are as follows:

•	FDA Review of Pre-Market Approval (“PMA”) Application for Augment — A key priority requiring our management’s attention is the approval of Augment in the United States. Augment is the subject of our North American pivotal (Phase III) randomized controlled trial which compares Augment to autograft for use in hindfoot and ankle fusion surgery. In May 2011, the FDA’s Medical Devices Advisory Committee conducted a meeting of its Orthopedic and Rehabilitation Devices Panel (the “panel”) to review our PMA application for Augment. The panel voted in favor of the safety of Augment (12 to 6), the efficacy of Augment (10 to 8), and that Augment demonstrates a reasonable benefit to risk profile (10 to 8). In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA related to our PMA application for Augment. The letter stated that Augment was not approvable until certain additional requests from FDA were satisfied, and if those requests could not be satisfied with the data from the existing pivotal trial, a new study might be necessary. Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study include a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups. We currently anticipate that by the middle of 2012 we will submit an amendment to the Augment PMA that will include the requested additional information. If the submission is timely and satisfactorily addresses the FDA’s issues, product approval could occur between April 2013 and January 2014.
•	Regulatory and Commercialization Activities Outside of the United States — We are currently pursuing additional regulatory approvals in the United States as well as several OUS markets. Outside of the United States, our current focus is on near-term approvals where we can access the market within the next 12 to 15 months, or less. In addition to our efforts for the commercial adoption of Augment in Canada, Australia and New Zealand, the additional potential OUS markets we are pursuing include countries in Europe, the Middle East, Asia and Latin America.
•	Introduction of Augmatrix — In February 2012, we began marketing Augmatrix, a new bone graft substitute product line, in anticipation of an expected commercial launch in the second quarter of 2012. The Augmatrix product line is comprised of carbonate-apatite (calcium phosphate) and bovine Type I collagen and is designed to be combined with bone marrow aspirate (“BMA”). The products are available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. The product line has been FDA cleared for use in orthopedic indications and is ready for sale in the United States. We believe the addition of the Augmatrix product line will provide surgeons with a range of bone grafting solutions to procedures for which our rhPDGF-BB based offerings will not initially be indicated, and will complement our existing orthobiologic portfolio allowing us to penetrate the large bone graft substitutes market earlier than anticipated.
•	Managing our cash and investments — As of December 31, 2011, our balance of cash and investments totaled $61.5 million. We continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to requests from the FDA and be in a position to begin commercialization of Augment in the United States. Given certain comments made during the May 2011 panel meeting for Augment, and our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA, we have determined it necessary to conserve resources until there is further clarity from the FDA regarding Augment. For example, we re-engaged discussions with the FDA regarding the current Augment Injectable study design and have voluntarily suspended additional screening and enrollment of patients in the study. Once we have more clarity on a study design that we believe will be acceptable to the FDA, we may decide to restart enrollment at that time. Also, in January 2012, we implemented a workforce reduction, reducing by approximately 25% of our total workforce. We believe that the reduction will permit us to conserve cash and dedicate our resources to obtaining a final decision from the FDA on our Augment PMA application.

Various milestone and royalty payments were required under certain of our agreements. In June 2011, we signed an Amendment to Patent License Agreements (“BMS Amendment”) with Bristol-Myers Squibb Company (“BMS”), who acquired ZymoGenetics and our License Agreements therewith. Under the BMS Amendment, we paid BMS a one-time payment of $1.5 million as final payment under our 2001 and 2003 Patent License Agreements with ZymoGenetics. No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) will be due under the ZymoGenetics agreements. See “Milestone and Royalty Payments” below for more information on these and other payments.

Since our inception in 1999, we have incurred losses from operations each year. As of December 31, 2011, our accumulated deficit was $160.6 million. We recorded revenues of $1.7 million for the year ended December 31, 2011, which consist of product sales, royalty income and sublicense fee income. In view of our limited revenue at this time, we continue to closely monitor our cash and investments balance and manage expenses. The uncertainty surrounding the FDA’s review of our PMA application for Augment as described above, as well as the continuing volatile business and economic environment, including the ensuing market instability and uncertainty, may continue to impact our general business strategy and may adversely affect our business, financial condition and results of operation. Also, the economy may impact the demand for elective medical procedures that we are targeting with certain of our product candidates, or may impact the pricing that we may set for our products, if approved. Accordingly, the impact of the FDA review process and the economy on commercial opportunities, such as our anticipated commercial launch of Augment in the United States, remains uncertain. Although the size and timing of our future operating losses are subject to this significant uncertainty, we expect that operating losses may continue over the next several years as we continue to fund our research and development activities, clinical trials, and regulatory and commercialization efforts.

Financial Operations Overview

From our inception in 1999 through December 31, 2011, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, royalties and product sales. As of December 31, 2011, our balance of cash and investments totaled $61.5 million, which includes $18.5 million in cash and cash equivalents and $43.0 million in investments classified as available-for-sale consisting of U.S. government sponsored enterprise (“GSE”) securities, corporate bonds, municipal bonds, bank bonds, and commercial paper.

Revenues

Our recent revenues have been limited and are comprised primarily of product sales, royalty income and sublicense fee income.

Product sales revenues for the three and twelve months ended December 31, 2011 were $0.1 million and $0.3 million, respectively, and were derived from sales of Augment in Canada. We will sell Augment through an exclusive medical device distributor in Australia and New Zealand. This distributor is an experienced sales organization with orthobiologic selling experience. However, we do not anticipate significant revenues from sales of Augment in Australia and New Zealand. Further, we expect product sales of Augment to commence in the United States when, and if, the FDA approves the commercialization of Augment.

Royalty income for the three and twelve months ended December 31, 2011 was $0.1 million and $0.4 million, respectively, and is based on net sales of GEM 21S as reported to us by Luitpold, who owns the rights to GEM 21S and markets it through its Osteohealth Company in the United States and Canada. We expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S in accordance with the terms and conditions of our 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold.

Sublicense fee income for the three and twelve months ended December 31, 2011 was $0.2 million and $1.0 million, respectively, and is based on the straight-line amortization of certain milestone payments previously received from Luitpold. In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the

EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. We are considering our options in the event Luitpold does not make the payment. If we receive this milestone payment, it will be amortized and recorded to sublicense fee income.

Other Income and Expense

Other income and expense as reflected in our consolidated statements of operations include interest income and expense, investment income and losses, foreign currency translation gains and losses, grant income and various gains or losses resulting from one-time or unusual transactions.

In 2011, we recorded a $2.9 million impairment loss on equipment intended to be used in our new manufacturing facility located on the same campus as our current office space in Franklin, Tennessee. We have not recognized any impairment losses on long-lived assets for the years ended December 31, 2010 and 2009.

In 2010, we received three government cash grants totaling $0.5 million, which were recognized when awarded as other income in our consolidated statement of operations. There are no unfulfilled conditions nor any contingent liability for repayment related to either the Incumbent Worker Training (“IWT”) program or the Qualifying Therapeutic Discovery Project (“QTDP”) program cash grants received by us.

In 2009, we recorded a gain on arbitration settlement of $7.2 million related to certain investments in auction rate securities.

Research and Development Expenses

A significant portion of our expenditures are incurred in connection with research and development activities. As we evaluate all development and commercialization plans, we have been seeking to curtail expenses, including those related to certain research and development activities, as we work with the FDA on an approval pathway for Augment.

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

The following table summarizes our research and development expenses for the five years ended December 31, 2011:

	Research and Development Expenses
	Years Ended December 31,
Market	2011	2010	2009	2008	2007
Direct external:
Periodontal	$120,543	$34,311	$251,306	$1,061,533	$1,789,290
Orthopedic	3,196,282	4,995,835	7,611,308	10,638,241	7,143,764
Sports medicine	992,526	1,327,412	984,969	491,825	716,125
	4,309,351	6,357,558	8,847,583	12,191,599	9,649,179
Internal:
Periodontal	305,859	454,133	688,420	590,330	2,400,252
Orthopedic	7,414,708	8,274,842	9,595,711	9,999,420	5,878,196
Sports medicine	2,664,885	2,880,383	1,963,715	1,779,626	1,290,751
	10,385,452	11,609,358	12,247,846	12,369,376	9,569,199
Total	$14,694,803	$17,966,916	$21,095,429	$24,560,975	$19,218,378

General and Administrative Expenses

Our general and administrative expenses, which for the years ended December 31, 2011, 2010 and 2009 were $16.0 million, $15.2 million and $11.5 million, respectively, have increased as we expanded our sales and marketing networks to represent our products, as well as our manufacturing operations, facilities and other administrative activities related to our efforts to bring our product candidates into commercialization.

As we evaluate all development and commercialization plans, we have been seeking to control expenses as we work with the FDA on an approval pathway for Augment. Our efforts to control general and administrative expenses may result in our delaying further increases in our staffing of general and administrative personnel and postponing certain activities relating to the build-out of our warehouse, distribution and manufacturing facility.

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

Milestone and Royalty Payments

Various milestone and royalty payments were required under our agreements with Luitpold, Kensey Nash, Novartis, and Collagen Matrix, Inc. (“CMI”) as well as our intellectual property license agreements with ZymoGenetics and Harvard. Luitpold may be required to make certain milestone payments to us, and we may be required to make certain milestone payments to Kensey Nash and CMI based on the occurrence of certain events. These milestone payments relate to the achievement of certain clinical developments, regulatory filings, approvals and sales levels for Augment Injectable (Kensey Nash) and Augmatrix (CMI).

Our first product, GEM 21S, was approved by the FDA in November 2005. As a result of the FDA approval, we received a $15.0 million milestone payment from Luitpold in December 2005. In December 2007, we received a $5.0 million milestone payment from Luitpold upon the second anniversary of the FDA approval. Also as a result of the FDA approval, we were required to make milestone payments to Novartis and certain patent licensors. The patent license fees were paid to our licensors as a result of FDA approval and receipt of the milestone payments from Luitpold upon FDA approval, and were capitalized and amortized over the remaining life of the patents.

In November 2010, we executed three agreements that amended agreements that were part of our 2008 transaction to sell our orofacial therapeutic business, including GEM 21S, to Luitpold: (1) Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement, (2) Amendment No. 1 to Asset Purchase Agreement, and (3) Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement. The agreement amendments are effective as of November 1, 2010. Under these amendments, we were required to obtain a reclassification of GEM 21S from a drug product to a medical device prior to March 31, 2011. On November 12, 2010, we obtained such reclassification, and in January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re- evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. We are considering our options in the event Luitpold does not make the payment.

In addition, we were required to make milestone payments to ZymoGenetics in connection with the initiation of pivotal clinical trials of GEM 21S, certain regulatory filings and approvals for GEM 21S, the receipt of FDA approval of GEM 21S, the filing of the Augment IDE, and the initiation of the Augment Canadian registration study. Further, we were required to make milestone payments to Harvard in connection with the receipt of FDA approval of GEM 21S, the initiation of pivotal clinical trials of GEM 21S, our execution of a manufacturing and supply agreement with Novartis and our acquisition of certain patents from the Institute of Molecular Biology. We may be required to make milestone payments to Kensey Nash in connection with the initiation of certain clinical trials, regulatory filings, product approvals, and/or commercial launch of Augment Injectable. In addition, there are certain time-based milestone payments, triggered by such events, payable to Kensey Nash. Also, the agreement with CMI includes certain time-based milestone payments that we are obligated to pay CMI based on the execution date of the agreement, and we may be required to make additional milestone payments to CMI if certain Augmatrix sales targets are achieved.

All of the milestone payments under our agreements with ZymoGenetics and Harvard have been satisfied. With the exception of a $50,000 time-based milestone payment to CMI that is due six months after the execution of the agreement, the remaining milestone payments the we are required to pay to Kensey Nash and CMI remain contingent and have not yet occurred. Assuming that all future contingencies are met and all payments are made, we anticipate that the milestone payments that we are required to make will result in a total payment by us of approximately $0.4 million in the near term (from 2012 to 2013). Because of the uncertainty regarding the potential sales growth for Augmatrix and uncertainty regarding the timing associated with the Augment Injectable development program in view of our recent voluntary suspension of additional screening and enrollment of patients in the pivotal clinical study, we are unable to estimate the amount and timing of our remaining long-term (beyond 2013) milestone obligations.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. As a part of the licensing agreements with ZymoGenetics relating to such patents, we had agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement. In accordance with such patent agreements, we were required to make minimum royalty payments for sales of an orthopedic product as follows: $1.0 million in the first full year following the first commercial sale, and $1.5 million and $2.5 million in the second and third years, respectively. As a result of our first shipment of Augment to a Canadian distributor in December 2009, we recognized a $1.0 million liability and royalty expense in our consolidated balance sheet and statement of operations, respectively, as of and for the year ended December 31, 2010.

In October 2010, Bristol-Myers Squibb Company (“BMS”) acquired ZymoGenetics and thereby assumed ZymoGenetics’ rights and responsibilities under our licensing agreements therewith. In June 2011, we signed the BMS Amendment which converts our exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF. The BMS Amendment provides for a one-time, final payment from us to BMS totaling $1.5 million, which was paid in July 2011. This payment satisfied the $1.0 million liability recognized as of December 31, 2010, and an additional $0.5 million was recognized as royalty expense in the consolidated statement of operations for the year ended December 31, 2011. No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, or sublicense fees) will be due from us to BMS under the ZymoGenetics agreements.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, research and development expense, inventory valuation, valuation of purchase commitments, accrued expenses and deferred liabilities, stock-based compensation, income taxes and investments are significant and, therefore, important to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We follow the revenue recognition criteria outlined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition (includes former Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition, Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists). Product sales revenue is recognized upon delivery of the product to the customer. Non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the performance period. Revenues from milestones are only recognized upon achievement of the milestone criteria. Milestone payments for sublicense fees, once received, are deferred and recognized as revenue on a straight-line basis over the remaining term of the sublicense. Royalty revenues are received from our sublicensor in arrears based on sales by the sublicensor. We recognize royalty income on a quarterly basis, when the sales information is received from the sublicensor. Any amounts received in advance of performance are recorded as deferred revenue until earned. Government grants received in cash are recognized as other income when awarded in accordance with the accounting guidance for government grants as addressed by International Financial Reporting Standards (“IFRS”) in International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, as accounting for government grants is not specifically addressed in U.S. generally accepted accounting principles.

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors in accordance with ASC 830, Research and Development (formerly SFAS No. 2, Accounting for Research and Development Costs), and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to the clinical development of our product candidates, including Augment, Augment Injectable and Augment Rotator Cuff, consisting of payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. On January 1, 2008, we adopted Emerging Issues Task Force Issue 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (now included in ASC 830, Research and Development), and the adoption did not have a material impact on our financial position or results of operations as of and for the years ended December 31, 2011, 2010 and 2009.

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

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of our orthopedic product and product candidates. Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging. Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment ready for sale. Shipping and handling costs are included in the cost of sales of the product. Reserves for obsolescence, shrinkage, expired inventory and potential scrapping of product batches that may not be released for sale are included in inventory, if appropriate.

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

Valuation of Purchase Commitments

We have substantial firm purchase commitments with our suppliers related to our future inventory needs. As part of the process of preparing our consolidated financial statements, we assess the need for any provision for future losses associated with these future purchase commitments in accordance with ASC 330, Inventory and ASC 440, Commitments (formerly Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins). As of December 31, 2011, no reserves have been recorded associated with these future purchase commitments.

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

Stock-based Compensation

Our 2001 Long-Term Stock Incentive Plan (the “2001 stock incentive plan”) provided that incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), stock units, restricted stock, restricted stock units, performance units, performance shares awards and other equity-based interests could be granted to key personnel at an exercise price determined by our Compensation Committee, at the time the award was granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any award granted pursuant to the 2001 stock incentive plan was 10 years from the date of grant. The 2001 stock incentive plan expired in 2011 and no further options will be granted under this stock incentive plan. Our Board of Directors has approved the adoption of a new stock incentive plan subject to stockholder approval at our 2012 annual meeting of stockholders.

Historically, our long-term incentive compensation has consisted primarily of stock options. The stock options that we granted to employees were generally structured to qualify as ISOs or NQSOs, and stock options granted to non-employees, such as directors and consultants, were structured as NQSOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We receive a tax deduction for the exercise of NQSOs. We have not recognized any income tax benefit for the three years ended December 31, 2011 for share-based compensation arrangements due to the fact that we do not believe that we will recognize any deferred tax assets from such compensation cost recognized in the current period.

In general, stock option awards granted under the 2001 stock incentive plan vest 25% per year over a four-year period. The 2001 stock incentive plan provides that upon a change in control all outstanding ISO awards held bya qualified employee may, under certain circumstances, be accelerated and exercisable immediately. Upon a change in control, the accelerated vesting percentage of a qualified employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years, 75% vested if employed more than two years but less than three years, and 100% vested if employed three or more years. An employee will become a qualified employee following a change in control only upon the occurrence of certain events that impact the employee’s employment.

Effective January 1, 2006, we adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC 718, Compensation — Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (ASC 718”), using the modified prospective method of transition. Under that transition method, compensation expense recognized in the three years ended December 31, 2011 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC 718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options’ vesting periods for the year ended December 31, 2011: risk-free interest rate of 2.27%, expected dividend yield of 0%, volatility factor of the expected market price of our common stock of 76%, forfeiture rate of 15.3% and weighted average expected life of the option ranged from 4.4 to 8.0 years. Since there is a limited trading history for our common stock, the expected volatility is based on historical data from three companies similar in size and value to us. The expected dividend yield is based on our historical dividend experience, however, since our inception, we have not declared dividends. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ materially from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted and adjusted for historical experience. The resulting weighted average expected life of the options granted to employees and non-employees is represented as a range. Our historical experience has shown that employees tend to exercise stock options as the options vest or upon termination, represented by the lower end of the range, whereas non-employee directors or consultants tend to hold the stock options longer term, represented by the higher end of the range.

During the year ended December 31, 2011, we granted stock options to our employees, members of the board of directors, and consultants to purchase an aggregate of 727,830 shares of our common stock at a weighted average exercise price of $12.23. Our net loss for the years ended December 31, 2011, 2010 and 2009 includes compensation costs of $3.6 million, $4.0 million and $3.9 million, respectively, related to our stock-based compensation arrangements. No income tax benefit related to our stock-based compensation arrangement is included in our net losses.

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

Our ability to use our net operating loss (“NOL”) carryforwards could be limited and subject to annual limitations. In connection with future years, we may realize a “more than 50% change in ownership” which could further limit our ability to use our NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of all or portions of our NOL carryforwards for federal income tax purposes.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2007.

Effective January 1, 2007, we adopted a provision of ASC 740 to account for uncertain tax positions. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation prescribes that we should use a “more likely than not” recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more likely than not” recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of adopting ASC 740, we did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on our financial condition or results of operations as of and for the years ended December 31, 2011, 2010 and 2009.

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

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities;
Level 2 —	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
Level 3 —	Unobservable inputs that are not corroborated by market data, therefore requiring us to develop our own assumptions.

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

Results of Operations

Years Ended December 31, 2011 and 2010

Net loss for the year ended December 31, 2011 was $33.2 million, or $1.19 per diluted share, compared to net loss of $33.9 million, or $1.38 per diluted share, for the same period in 2010. We anticipate that our operating losses, which are only partially offset by product sales, royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we implement our sales and marketing network to represent our products.

Product Sales Revenue

We recorded product sales revenues of approximately $0.3 million for the year ended December 31, 2011 compared to $14,742 for the same period in 2010. In October 2011, we modified our sales channel in Canada. We are now selling Augment in Canada through an exclusive independent sales agent, who sells Augment through a sales force of independent distributors across Canada. We do not anticipate significant revenues from sales of Augment in Canada in the near term.

Also, pursuant to the TGA’s approval of our medical device application for Augment, we will sell Augment through an exclusive distributor, who is an independent distributor of medical devices in the Australian and New Zealand orthobiologics space and has a team of experienced sales representatives who will sell our product. However, we do not anticipate significant revenues from sales of Augment in Australia and New Zealand.

We are currently seeking additional regulatory approvals of our products and product candidates in the United States, Europe, New Zealand, and certain other countries around the world. We expect product sales revenues to increase when, and if, these efforts materialize. Most significantly we expect product sales of Augment to commence in the United States when, and if, the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the year ended December 31, 2011 was $53,431 compared to $17,250 for the same period in 2010. Cost of sales is comprised of the following costs: raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process. The cost of sales will vary in direct correlation to the volume of product sales of Augment kits. Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials. As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our consolidated statements of operations.

Royalty and Sublicense Fee Income

Royalty income for the year ended December 31, 2011 was $0.4 million compared to $0.5 million for the same period in 2010. As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S. In the years ended December 31, 2011 and 2010, Luitpold’s net sales of GEM 21S as reported to us were $4.2 and $4.8 million, respectively.

Sublicense fee income for the year ended December 31, 2011 was $1.0 million, which is comparable to $1.0 million for the same period in 2010. Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages, benefits, payroll taxes and stock compensation expense for internal R&D personnel, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings. These expenses for the year ended December 31, 2011 were $14.7 million compared to $18.0 million for the same period in 2010. The $3.3 million decrease resulted from:

•	a decrease of $2.0 million in professional fees and manufacturing activities as costs associated with the completed Augment clinical trials have slowed since 2010;
•	a decrease of $1.0 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the research and development function; and
•	a decrease of $0.3 million in general business activities in the research and development function, such as travel, insurance, lab supplies and telephone.
General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 were $16.0 million, compared to $15.2 million for the same period in 2010. Driven in part by our sales, marketing and customer service efforts, particularly in connection with our activities surrounding our preparation for commercial launch of Augment, the $0.8 million increase resulted from:

•	an increase of $0.5 million in salaries, benefits, payroll taxes and stock-based compensation costs primarily driven by a net increase of five employees in the sales department;
•	an increase of $0.3 million in travel and advertising driven primarily by our sales department’s efforts to establish a sales network in anticipation of the commercialization of Augment;
•	an increase of $0.4 million in rent and utilities; and
•	a decrease of $0.4 million in royalty expense, as described further in “Milestone and Royalty Payments” above.
Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the year ended December 31, 2011 was $1.3 million compared to $1.2 million for the same period in 2010. During 2011, we purchased equipment, computers and software totaling $0.9 million. In addition, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized during 2011.

Patent License Fee Amortization

Patent license fee amortization for the year ended December 31, 2011 was $36,793, compared to almost $1.7 million for the same period in 2010. In 2010, we wrote-off certain capitalized costs totaling $12.4 million related to patents that had expired and were fully amortized as of year-end 2010. Thus, ongoing amortization expense is attributable to the capitalization of the remaining patent license fees, which amounted to a cumulative $2.5 million as of December 31, 2011.

Interest and Investment Income

Total net interest and investment income for the year ended December 31, 2011 was $108,538 compared to $140,118 for the same period in 2010. Interest rates earned on our cash and cash equivalents averaged 0.01% during the year ended December 31, 2011, compared to same period in 2010 when interest rates ranged from 0.01% to 0.02%.

Other Income and Expense

In 2011, we recorded a $2.9 million impairment loss on equipment intended to be used in our new manufacturing facility located on the same campus as our current office space in Franklin, Tennessee. We have not recognized any impairment losses on long-lived assets for the year ended December 31, 2010.

In 2010, we were awarded three government grants totaling $0.5 million which were recorded as other income on our consolidated income statement for the year ended December 31, 2010. No such items were received in 2011. For more information, refer to “Years Ended December 31, 2010 and 2009 — Other Income” below.

Provision for Income Taxes

At December 31, 2011, we had federal NOL carryforwards of $124.6 million, of which $2.1 million originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at December 31, 2011 totaled $110.2 million and will expire between 2013 and 2031. To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

Years Ended December 31, 2010 and 2009

Net loss for the year ended December 31, 2010 was $33.9 million, or $1.38 per diluted share, compared to net loss of $21.2 million, or $1.03 per diluted share, for the same period in 2009. The net loss in 2009 included a $5.8 million realized gain and a $7.2 million settlement payment related to our previous investments in ARS, neither of which was repeated in 2010. Excluding these items, the Company’s net loss for the twelve months ended December 31, 2009 would have been $34.2 million, or $1.67 per diluted share.

Product Sales Revenue

In 2010, our product sales revenue consisted of limited sales of Augment in Canada. In November 2010, we changed our distribution strategy in Canada, and completed a transition from a single exclusive distributor to a network of over 30 independent sales agents representing Augment throughout Canada. These sales representatives were closely managed by us through a Canadian national sales manager.

Cost of Sales

Cost of sales for the year ended December 31, 2010 was less than $0.1 million. Cost of sales is comprised of the following costs: raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process. The cost of sales will vary in direct correlation to the volume of product sales of Augment kits. Certain raw materials were purchased during fiscal years that preceded the completion of the Phase III clinical trials. As a result, we expensed the pre-launch inventory used for clinical trials as research and development expense recorded in our consolidated statements of operations.

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
General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were $15.2 million, compared to $11.5 million for the same period in 2009. The $3.7 million increase resulted in part from:

•	an increase of $1.2 million in salaries, benefits, payroll taxes, and stock compensation costs;
•	an increase of $0.4 million in professional fees, primarily driven by fees paid in preparation for future commercialization activities;
•	an increase of $0.6 million in rent and utilities due to the late 2009 completion of a new building intended to house certain aspects of our manufacturing operations;
•	an increase of $0.8 million in charitable contributions, taxes and licenses, recruiting and relocation, travel and general G&A activities; and
•	an increase of $0.7 million in royalty expense due to a $1.0 million minimum royalty payment, as required in the first full year following the first commercial sale of an orthopedic product, as commercial sales of Augment in Canada commenced in December 2009.
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

Interest and Investment Income

Total net interest and investment income for the year ended December 31, 2010 was $0.1 million, compared to $6.6 million for the same period in 2009. Analysis of the decrease follows:

•	The net interest and investment income for 2009 included a net realized gain of $5.8 million related to the sales, redemptions and partial redemptions certain auction rate security (“ARS”) investments. Excluding this, total net interest and investment income for the year ended December 31, 2009 was $0.8 million.

•	Interest expense on a note payable was $0.5 million for the year ended December 31, 2009. There was no such interest expense for the year ended December 31, 2010 because the note was paid in full as of December 2009.
•	Interest rates earned on our cash and cash equivalents ranged from 0.01% to 0.02% during the year ended December 31, 2010, compared to same period in 2009 when interest rates ranged from 0.00% to 1.10%.
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

Provision for Income Taxes

At December 31, 2010, we had federal NOL carryforwards of $96.5 million, of which $2.3 million originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at December 31, 2010 totaled $84.1 million and will expire between 2013 and 2030. Foreign NOL carryforwards at December 31, 2010 totaled $0.2 million and will begin to expire 2030. To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2011, net cash used in operating activities was $28.7 million. Sources of cash primarily consisted of product sales and royalty income. Uses of cash primarily consisted of salaries and benefits, clinical trials, research and development activities and general corporate operations.

Net cash provided by investing activities was $35.3 million for the year ended December 31, 2011 and consisted of net sales of investments, purchases of property and equipment and purchases of capitalized patent costs. We have incurred costs related to a new building intended to house certain aspects of our manufacturing and warehousing operations. For the year ended December 31, 2011, these costs have included $1.0 million in engineering design/planning and build-out construction costs (for a cumulative total of $2.2 million as of December 31, 2011), which have been capitalized as leasehold improvements, and $0.1 million in equipment that has not yet been placed into service (for a cumulative total of $4.2 million as of December 31, 2011).

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2011 and consisted of payments on capital lease obligations and net proceeds from issuance of common stock under our stock-based compensation plans.

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

Royalties and Milestones

In January 2008, we sold our remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As a result of this transaction, we expect to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026. For the years ended December 31, 2011, 2010 and 2009, we recorded royalty income in our consolidated statements of operations of $0.4 million, $0.5 million and $0.5 million, respectively. In addition, we believe that upon receipt of the CE Mark in the EU for GEM 21S, obtained on behalf of Luitpold, we are entitled to a $10.0 million final milestone payment pursuant to the terms of our sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. We are considering our options in the event Luitpold does not make the payment.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. All of the licensed intellectual property covering our current product candidates has expired, and all of our financial obligations with respect to such licenses has ended. In accordance with an amendment to the Patent License Agreement with ZymoGenetics, we paid a $1.5 million royalty in July 2011 as final payment under that agreement. In addition, various other milestone and royalty payments may be required to be paid to us under our agreements with Luitpold or paid by us under our agreements with Kensey Nash and CMI. Refer to “Financial Operations Overview — Milestone and Royalty Payments” for more information regarding these royalty and milestone payments.

Cash and Cash Equivalents and Investments

As of December 31, 2011, the remaining net proceeds from our net cash flows, capital offerings, the 2008 sale of our orofacial therapeutic business, including GEM 21S, and our royalties and milestones have been invested conservatively in cash and cash equivalents and investments in GSE securities, corporate bonds, municipal bonds, bank bonds and commercial paper.

At December 31, 2011, we had $18.5 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit. In addition to the balance of cash and cash equivalents at December 31, 2011, we had $43.0 million in short-term investments classified as available-for-sale consisting of $15.5 million in GSE securities, $10.1 million in corporate bonds, $2.9 million in municipal bonds, $3.0 million in bank bonds, and $11.5 million in commercial paper. The short-term GSE securities have maturity dates ranging from May 2012 to August 2012 with coupon rates ranging from 0.256% to 0.35%. The corporate bonds have maturity dates ranging from February 2012 to November 2012 with coupon rates ranging from 1.875% to 6.95%. The municipal bonds have maturity dates ranging from January 2012 to March 2012 with coupon rates ranging from 2.0% to 5.25%. The bank bond has a maturity date of January 2012 with a coupon rate of 0.26%. The commercial paper investments have maturity dates ranging from January 2012 to June 2012.

We believe that the December 31, 2011 balance of our cash and cash equivalents and investments, which includes net proceeds from the sale of our orofacial therapeutic business in 2008 and from additional capital resources secured in 2010 as described above will be sufficient to meet our anticipated cash requirements at least through 2013.

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

The components of our comprehensive losses for the three years ended December 31, 2011 are as follows (in thousands):

	2011	2010	2009
Net loss	$(33,190)	$(33,937)	$(21,157)
Other comprehensive loss:
Net unrealized (loss) gain on foreign currency translation	(2)	—	—
Net unrealized gain (loss) on investments classified as available for sale	9	(20)	(118)
Comprehensive loss	$(33,183)	$(33,957)	$(21,275)

Unaudited Quarterly Financial Information

The following table presents unaudited quarterly financial data (in millions, except per share data). Our quarterly results of operations for these periods are not necessarily indicative of future results.

	Revenue	Loss From Operations	Net Loss	Net Loss Per Share – Basic	Net Loss Per Share – Diluted
Year ended December 31, 2011
1st Quarter	$0.4	$(8.0)	$(8.0)	$(0.28)	$(0.28)
2nd Quarter	0.4	(8.3)	(8.2)	(0.29)	(0.29)
3rd Quarter	0.4	(7.1)	(7.1)	(0.25)	(0.25)
4th Quarter	0.5	(6.9)	(9.9)	(0.35)	(0.35)
Year ended December 31, 2010
1st Quarter	$0.3	$(8.5)	$(8.5)	$(0.39)	$(0.39)
2nd Quarter	0.4	(7.7)	(7.7)	(0.35)	(0.35)
3rd Quarter	0.4	(7.8)	(7.7)	(0.29)	(0.29)
4th Quarter	0.4	(10.6)	(10.0)	(0.36)	(0.36)

Contractual Obligations

Our major outstanding contractual obligations relate to our capital leases for office equipment, operating leases for our facilities, and purchase and supplier obligations for raw materials and equipment. See “Business  — Lease Obligations” and “Business — Purchase and Supply Obligations” for more information.

We have summarized in the table below our fixed contractual obligations as of December 31, 2011:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Capital lease obligations	$221,772	$87,611	$134,161	$—	$—
Operating lease obligations	10,777,174	1,516,611	3,171,082	3,364,201	2,725,280
Purchase and supplier obligations – raw materials	17,069,725	3,957,021	8,913,482	4,199,222	—
Total	$28,068,671	$5,561,243	$12,218,725	$7,563,423	$2,725,280

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, pending further deliberation by the FASB.

These amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Early application is permitted, although we have not elected to adopt early. We do not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on our consolidated financial statements, though it will change financial statement presentation once adopted in 2012.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates averaging 0.01% during the year ended December 31, 2011. We have not used derivative financial instruments for speculation or trading purposes.

At December 31, 2011, we had $18.5 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit. In addition to the balance of cash and cash equivalents at December 31, 2011, we had $43.0 million in short-term investments classified as available-for-sale and consisting of GSE securities, corporate bonds, municipal bonds, bank bonds and commercial paper. These investments have maturity dates ranging from January 2012 to November 2012 and coupon rates ranging from 0.256% to 6.95%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required for each of the three years ended December 31, 2011 and the Report of Independent Registered Public Accounting Firm are indexed on page F-1 and are incorporated herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BioMimetic Therapeutics, Inc.

We have audited BioMimetic Therapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioMimetic Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMimetic Therapeutics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of BioMimetic Therapeutics, Inc., and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee March 13, 2012

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference from the definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. All financial statements

Consolidated financial statements filed as part of this report are listed on Page F-1 of this Annual Report on Form 10-K.

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

BIOMIMETIC THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BioMimetic Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of BioMimetic Therapeutics, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 13, 2012

BIOMIMETIC THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,503,061	$11,628,329
Investments – short term	42,950,397	65,751,039
Receivables – trade	85,759	8,050
Receivables – other	1,121,596	468,380
Inventory	3,528,771	2,258,193
Prepaid expenses	485,385	588,063
Total current assets	66,674,969	80,702,054
Investments – long term	0	15,001,765
Receivables – long term	73,801	0
Prepaid expenses – long term	4,577	5,252
Property and equipment, net	5,304,565	7,592,820
Capitalized patent license fees, net	2,443,590	1,867,937
Deposits	385,000	385,000
Total assets	$74,886,502	$105,554,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,392,910	$1,670,830
Accrued payroll, employee benefits and payroll taxes	2,430,701	2,590,126
Other accrued expenses	634,216	1,908,680
Current portion of capital lease obligations	83,921	78,665
Deferred revenue	973,849	971,188
Total current liabilities	6,515,597	7,219,489
Accrued rent – related party	622,950	419,465
Capital lease obligations	131,724	215,644
Deferred revenue	13,604,641	14,578,490
Total liabilities	20,874,912	22,433,088
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and 2010	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized and 28,128,280 shares issued and outstanding as of December 31, 2011; 37,500,000 shares authorized and 27,925,984 shares issued and outstanding as of December 31, 2010	28,128	27,926
Additional paid-in capital	214,626,320	210,553,647
Accumulated other comprehensive income	4,490	(2,462)
Accumulated deficit	(160,647,348)	(127,457,371)
Total stockholders’ equity	54,011,590	83,121,740
Total liabilities and stockholders’ equity	$74,886,502	$105,554,828

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$326,547	$14,742	$78,000
Royalty income	427,211	487,595	522,038
Sublicense fee income	971,188	971,188	971,188
Total revenues	1,724,946	1,473,525	1,571,226
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	53,431	17,250	5,666
Research and development(a)	14,694,803	17,966,916	21,095,429
General and administrative(b)	16,033,714	15,160,468	11,511,619
Depreciation and capital lease amortization	1,256,552	1,234,335	1,332,881
Patent license fee amortization	36,793	1,658,104	2,569,159
Total costs and expenses	32,075,293	36,037,073	36,514,754
Loss from operations	(30,350,347)	(34,563,548)	(34,943,528)
Interest expense, net	(4,321)	(3,602)	(308,127)
Investment income, net	112,859	143,720	6,863,834
Impairment loss on equipment	(2,939,601)	0	0
Other income from governmental grants	0	513,959	0
Gain on arbitration settlement	0	0	7,219,270
(Loss) gain on foreign currency translation and other	(8,567)	(27,680)	11,137
Loss before income taxes	(33,189,977)	(33,937,151)	(21,157,414)
Income taxes	0	0	0
Net loss	$(33,189,977)	$(33,937,151)	$(21,157,414)
Basic and diluted net loss per share	$(1.19)	$(1.38)	$(1.03)
Weighted average shares used to compute basic and diluted net loss per share	28,002,185	24,626,170	20,510,132
Related party disclosures:
(a) – Research and development includes professional fees to related parties	$32,375	$14,875	$9,000
(b) – General and administrative includes rent and operating expenses to related parties	$2,099,043	$1,898,668	$1,271,243

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	18,714,067	$18,714	$131,262,570	$135,542	$(72,362,806)	$59,054,020
Comprehensive loss:
Net loss	0	0	0	0	(21,157,414)	(21,157,414)
Other comprehensive income:
Net unrealized loss on investments				(118,155)	0	(118,155)
Total comprehensive loss				(118,155)	(21,157,414)	(21,275,569)
Issuance of common stock	169,784	170	806,127	0	0	806,297
Private placement of common stock, net	941,177	941	7,982,638	0	0	7,983,579
Registration rights issuance of common stock, net	2,000,000	2,000	16,588,395	0	0	16,590,395
Compensation expense relating to common stock options granted	0	0	3,892,895	0	0	3,892,895
Balance at December 31, 2009	21,825,028	21,825	160,532,625	17,387	(93,520,220)	67,051,617
Comprehensive loss:
Net loss	0	0	0	0	(33,937,151)	(33,937,151)
Other comprehensive loss:
Net unrealized gain on foreign currency translation				111	0	111
Net unrealized loss on investments				(19,960)	0	(19,960)
Total comprehensive loss				(19,849)	(33,937,151)	(33,957,000)
Issuance of common stock	458,676	459	1,113,950	0	0	1,114,409
Public offering of common stock, net	5,642,280	5,642	44,923,405	0	0	44,929,047
Compensation expense relating to common stock options granted	0	0	3,983,667	0	0	3,983,667
Balance at December 31, 2010	27,925,984	27,926	210,553,647	(2,462)	(127,457,371)	83,121,740
Comprehensive loss:
Net loss	0	0	0	0	(33,189,977)	(33,189,977)
Other comprehensive loss:
Net unrealized loss on foreign currency translation				(2,256)	0	(2,256)
Net unrealized gain on investments				9,208	0	9,208
Total comprehensive loss				6,952	(33,189,977)	(33,183,025)
Issuance of common stock	202,296	202	468,739	0	0	468,941
Compensation expense relating to common stock options granted	0	0	3,603,934	0	0	3,603,934
Balance at December 31, 2011	28,128,280	$28,128	$214,626,320	$4,490	$(160,647,348)	$54,011,590

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(33,189,977)	$(33,937,151)	$(21,157,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and capital lease amortization expense	1,256,552	1,234,335	1,332,881
Patent license fee amortization	36,793	1,658,104	2,569,159
Gain on investments	0	0	(5,800,550)
Loss on disposal of equipment	0	200	32,074
Net unrealized (loss) gain on foreign currency translation	(2,256)	111	0
Bad debt expense	(1,175)	0	0
Impairment loss on equipment	2,939,601	0	0
Non-cash stock-based compensation expense	3,603,934	3,983,667	3,892,895
Non-cash issuance of common stock	154,402	283,188	374,211
Non-cash interest income from disposal of business	0	0	(217,685)
Changes in operating assets and liabilities:
Receivables	(803,551)	213,590	1,164,527
Inventory	(1,270,578)	(1,213,888)	217,682
Prepaid expenses	103,353	(14,101)	(17,509)
Accounts payable, accrued payroll and other accrued expenses	(508,323)	1,480,741	(4,313,055)
Deferred revenue	(971,188)	(971,188)	(971,188)
Net cash used in operating activities	(28,652,413)	(27,282,392)	(22,893,972)
Cash flows from investing activities
Capitalized patent license fees	(612,446)	(601,427)	(510,044)
Purchases of property and equipment	(1,907,898)	(534,097)	(2,310,910)
Equipment deposits	0	0	1,899,608
Purchases of investments	(76,118,386)	(126,807,284)	(58,370,400)
Sales of investments	113,930,000	99,550,000	90,379,590
Net proceeds from disposal of business	0	0	10,000,000
Net cash provided by (used in) investing activities	35,291,270	(28,392,808)	41,087,844
Cash flows from financing activities
Payments on capital lease obligations	(78,664)	(73,445)	(18,187)
Issuance of common stock under compensation plans	314,539	831,221	432,085
Net proceeds from issuance of common stock	0	45,002,406	24,500,614
Payments on note payable	0	0	(39,100,000)
Net cash provided by (used in) financing activities	235,875	45,760,182	(14,185,488)
Net increase (decrease) in cash and cash equivalents	6,874,732	(9,915,018)	4,008,384
Cash and cash equivalents, beginning of period	11,628,329	21,543,347	17,534,963
Cash and cash equivalents, end of period	$18,503,061	$11,628,329	$21,543,347
Supplemental disclosures of cash flow information
Interest paid	$5,339	$4,479	$529,265
Supplemental non-cash disclosures
Acquisition of property and equipment through capital leases	$0	$136,416	$196,625

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Background and Basis of Presentation

Nature of the Business

BioMimetic Therapeutics, Inc. (the “Company”) is a biotechnology company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications.

The Company’s first periodontal product, GEM 21S® Growth-factor Enhanced Matrix (“GEM 21S”), received regulatory approval from the U.S. Food and Drug Administration (“FDA”) in November 2005. The Company’s first orthopedic product, AugmentTM Bone Graft (“Augment”), received regulatory approval from Health Canada (“HC”) in November 2009, and was listed by the Australian Therapeutics Goods Administration (“TGA”) in October 2011 and the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in December 2011. The Company continues to seek FDA approval for the marketing of Augment in the United States, as well as regulatory approval of Augment in other jurisdictions such as the European Union (“EU”) the Middle East, Asia and Latin America.

The Company first recorded product sales revenue from sales of GEM 21S in December 2005. Product sales revenues from sales of Augment in Canada were first recorded in December 2009. The Company is focusing its expertise and development efforts on its orthopedic, sports medicine and spine product candidates, including its lead product candidates Augment, AugmentTM Injectable Bone Graft (“Augment Injectable”) and AugmentTM Rotator Cuff Graft (“Augment Rotator Cuff”), as well as other product candidates in the pipeline, seeking to aggressively advance its pipeline of product candidates through clinical development and into commercialization.

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

Since inception, the Company has expended significant funds on business planning, obtaining financing, hiring skilled employees, and developing its product and product candidates through pre-clinical studies, clinical trials and regulatory activities in the United States, Canada, Europe and Australia.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc. Inter-company balances and transactions are eliminated in consolidation. As of December 31, 2011, BioMimetic Therapeutics Limited and BioMimetic Therapeutics Pty Ltd. had no employees and had no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the EU and Australia, respectively. BioMimetic Therapeutics Canada, Inc. was established in 2010 to facilitate sales activities in Canada for Augment, the Company’s first orthopedic product, which received regulatory approval from HC in the fourth quarter of 2009. As of December 31, 2011, BioMimetic Therapeutics Canada, Inc. had no employees and had incurred certain operational expenses. BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by the Company in 2011 to facilitate product sales activities in the United States.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Background and Basis of Presentation  – (continued)

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Operating results for the year ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other future period.

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

Receivables — Trade

Trade receivables are recorded at the invoiced amount and do not bear interest. The trade receivables balances at December 31, 2011 and 2010 represent the amounts due from product sales of Augment. An allowance of $6,875 and $8,050 has been recorded as of December 31, 2011 and 2010, respectively, to recognize management’s estimate of uncollectible accounts. Management’s determination of the collectability of trade receivables requires significant judgments to be made. This determination includes an evaluation based on historical trends in aging of receivables, customer payment history, and analysis of certain risks on a customer specific basis.

Receivables — Other

Receivables from others consist of the following: (1) royalty income, (2) accrued interest receivable, (3) third party reimbursements, and (4) other receivables in the normal course of business transactions.

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

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Valuation of Purchase Commitments

The Company has substantial firm purchase commitments with certain of its suppliers related to future inventory requirements. At each period end, the Company assesses the need for any provision for future losses associated with these future purchase commitments in accordance with ASC 330, Inventory and ASC 440, Commitments (formerly Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins). As of December 31, 2011, no reserves have been recorded associated with these future purchase commitments.

Prepaid Expenses

Prepaid expenses consist of supplies, annual maintenance and service agreements, insurance premiums and other expenditures in the normal course of business that the Company has paid in advance.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment loss is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. During the year ended December 31, 2011, the Company recorded a $2,939,601 impairment loss on equipment intended to be used in its new manufacturing facility located on the same campus as its current office space in Franklin, Tennessee. The Company has not recognized any impairment losses on long-lived assets for the years ended December 31, 2010 and 2009.

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

Product sales

Product sales revenue is recognized upon delivery of the product to the customer. The Company generated its first revenues in December 2005 from the sale of GEM 21S to Luitpold Pharmaceuticals, Inc. (“Luitpold”) after receiving FDA approval in November 2005. In January 2008, the Company sold to Luitpold its remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As such, no product sales revenue from sales of GEM 21S has been recorded for the years ended December 31, 2011, 2010 or 2009. See Note 5.

In November 2009, the Company received approval from Health Canada for the marketing and commercialization of Augment in Canada. Based upon this approval, in December 2009, the Company shipped its first order of Augment to a Canadian distributor in Ontario, Canada. Also, the Company received clearance from the TGA and Medsafe in October and December 2011, respectively, for the marketing and commercialization of Augment in Australia. Accordingly, the Company recorded product sales revenue from sales of Augment in each of the three years ended December 31, 2011.

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

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In accordance with the provisions of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables), and the specific accounting guidance regarding biotechnology license, research and development and contract manufacturing agreements, once the proceeds of these milestone payments are received, the Company amortizes them over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026. Sublicense fee income represents the current amortization of the total proceeds from these milestones.

Other income and expense

Other income and expense as reflected in the accompanying consolidated statements of operations include interest income and expense, investment income and losses, grant income and various gains or losses resulting from one-time or unusual transactions.

In December 2011, the Company recorded a $2,939,601 impairment loss on equipment intended to be used in its new manufacturing facility located on the same campus as our current office space in Franklin, Tennessee. The Company has not recognized any impairment losses on long-lived assets for the years ended December 31, 2010 and 2009.

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

In November 2010, the Company was awarded two cash grants totaling $488,959 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act of 2010, and provides a tax credit or grant equal to eligible costs and expenses for tax years 2009 and 2010. The QTDP program is aimed at creating and sustaining high-quality, high-paying jobs in the United States, while advancing the nation’s competitiveness in life, biological and medical sciences. There are no unfulfilled conditions nor any contingent liability for repayment related to the QTDP program cash grant. The three resulting government cash grants received by the Company during the year ended December 31, 2010 were recognized as other income when awarded.

In 2009, the Company had investments in certain auction rate securities (“ARS”). In December 2009, upon disposition of its remaining investments in ARS, the Company recorded a gain on arbitration settlement of $7,219,270, which is classified as a separate line item below loss from operations in the consolidated statement of operations for the year ended December 31, 2009.

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

Stock-Based Compensation

The Company’s 2001 Long-Term Stock Incentive Plan (the “2001 stock incentive plan”) provided that incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), stock units, restricted stock, restricted stock units, performance units, performance shares awards and other equity-based interests could be granted to key personnel at an exercise price determined by the Company’s Compensation Committee, at the time the award was granted, taking into account the fair value of the common stock at the date of grant. The maximum term of any award granted pursuant to the 2001 stock incentive plan was 10 years from the date of grant. The 2001 stock incentive plan expired in 2011 and no further options will be granted under this stock incentive plan. The Company’s Board of Directors has approved the adoption of a new stock incentive plan subject to stockholder approval at the Company’s 2012 annual meeting of stockholders.

Historically, the Company’s long-term incentive compensation has consisted primarily of stock options. The stock options that the Company granted to employees were generally structured to qualify as ISOs or NQSOs, and stock options granted to non-employees, such as directors and consultants, were structured as NQSOs. Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company receives a tax deduction for the exercise of NQSOs. The Company has not recognized any income tax benefit for the three years ended December 31, 2011 for share-based compensation arrangements due to the fact that the Company does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

In general, stock option awards granted under the 2001 stock incentive plan vest 25% per year over a four-year period. The 2001 stock incentive plan provides that upon a change in control all outstanding ISO awards held by a qualified employee may, under certain circumstances, be accelerated and exercisable immediately. Upon a change in control, the accelerated vesting percentage of a qualified employee’s ISO award depends upon the number of years of employment at the time of the change in control as follows: 25% vested if employed less than one year, 50% vested if employed more than one year but less than two years,

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

75% vested if employed more than two years but less than three years, and 100% vested if employed three or more years. An employee will become a qualified employee following a change in control only upon the occurrence of certain events that impact the employee’s employment.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC 718, Compensation — Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (“ASC 718”), using the modified prospective method of transition. Under that transition method, compensation expense recognized in the three years ended December 31, 2011 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC 718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods. These assumptions include the risk-free interest rate, expected dividend yield, volatility factor of the expected market price of the Company’s common stock, forfeiture rate and weighted average expected life of the option. Since there is a limited trading history for the Company’s common stock, the expected volatility is based on historical data from three companies similar in size and value to the Company. The expected dividend yield is based on the Company’s historical dividend experience, however, since its inception, the Company has not declared dividends. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ materially from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted and adjusted for historical experience. The resulting weighted average expected life of the options granted to employees and non-employees is represented as a range. The Company’s historical experience has shown that employees tend to exercise stock options as the options vest or upon termination, represented by the lower end of the range, whereas non-employee directors or consultants tend to hold the stock options longer term, represented by the higher end of the range.

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

For information on the fair value of the Company’s investments, see Note 12.

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

As of December 31, 2011, the Company had short-term investments of $42,950,397 classified as available-for-sale. These short-term investments consist of U.S. government sponsored enterprise (“GSE”) securities, corporate bonds, municipal bonds, a bank bond and commercial paper. These investments have maturity dates ranging from January 2012 to November 2012 with coupon rates ranging from 0.256% to 6.95%.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 12 below). ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity, which is the Company’s current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, pending further deliberation by the FASB.

These amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Early application is permitted, although the Company has not elected to adopt early. The Company does not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on its consolidated financial statements, though it will change financial statement presentation once adopted in 2012.

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

The Company had potentially dilutive common stock equivalents outstanding of 2,748,331, 2,615,688 and 2,543,235 shares as of December 31, 2011, 2010 and 2009, respectively. These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive. Therefore, the diluted earnings per share is the same as basic earnings per share.

4. Comprehensive Loss

ASC 220, Comprehensive Income (formerly SFAS No. 130) (“ASC 220”), establishes standards for reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company’s comprehensive income (loss) as defined by ASC 220 is the total of net income (loss) and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Comprehensive Loss  – (continued)

The components of the Company’s comprehensive loss are as follows:

	Years Ended December 31,
	2011	2010	2009
Net loss	$(33,189,977)	$(33,937,151)	$(21,157,414)
Other comprehensive loss:
Net unrealized (loss) gain on foreign currency translation	(2,256)	111	0
Net unrealized gain (loss) on investments classified as available for sale	9,208	(19,960)	(118,155)
Comprehensive loss	$(33,183,025)	$(33,957,000)	$(21,275,569)

5. Royalty Income, Royalty Expense and Sublicense Fee Income

Royalty Income

The Company has certain agreements with Luitpold that cover an exclusive worldwide sublicense and license, trademark license, concurrent use, supply and royalty income relationship. In 2003, the Company entered into an exclusive sublicense agreement with Luitpold, pursuant to which the Company licensed to Luitpold the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S. In consideration for the license, Luitpold was obligated to pay royalties to the Company based on Luitpold’s net sales of GEM 21S. Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis.

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

The Company had licensed a number of other third-party U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. As a part of the licensing agreements with ZymoGenetics, Inc. (“ZymoGenetics”) relating to such patents, the Company agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement. In accordance with such agreement, the Company was required to make minimum royalty payments for sales of an orthopedic product as follows: $1,000,000 in the first full year following the first commercial sale, and $1,500,000 and $2,500,000 in the second and third years, respectively. As a result of the Company’s first shipment of Augment to a Canadian distributor in December 2009, the Company recognized a $1,000,000 liability and royalty expense in its consolidated balance sheet and statement of operations, respectively, as of and for the year ended December 31, 2010.

In October 2010, Bristol-Myers Squibb Company (“BMS”) acquired ZymoGenetics and assumed ZymoGenetics’ rights and responsibilities under the licensing agreements. In June 2011, the Company entered into an Amendment to Patent License Agreement (“BMS Amendment”) with BMS which converts the

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Royalty Income, Royalty Expense and Sublicense Fee Income – (continued)

Company’s exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF. The BMS Amendment provides for a one-time, final payment from the Company to BMS totaling $1,500,000, which was paid in July 2011. This payment satisfied the $1,000,000 liability recognized as of December 31, 2010, and an additional $500,000 recognized as royalty expense in the consolidated statement of operations for the year ended December 31, 2011. No further royalty payments are due from the Company to BMS in accordance with the amendment. See Note 13.

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

In January 2012, the Company announced receipt of the CE Mark for GEM 21S in the EU. The Company believes this CE Mark, obtained on behalf of Luitpold, triggers a $10,000,000 final milestone payment due to the Company from Luitpold pursuant to the terms of the sale of GEM 21S to Luitpold in 2008. At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified the Company that it is evaluating whether the milestone conditions have been satisfied. The Company is considering its options in the event Luitpold does not make the payment.

In accordance with the provisions of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables), and the specific accounting guidance regarding biotechnology license, research and development and contract manufacturing agreements, once the proceeds of these milestone payments are received, the Company amortizes them over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026. Sublicense fee income represents the current amortization of the proceeds from these milestones. If the Company receives the $10,000,000 milestone from Luitpold, it will be amortized and recorded to sublicense fee income.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Receivables — Other

Other receivables at December 31 are summarized as follows:

	2011	2010
Royalties receivable	$99,237	$133,959
Accrued interest receivable	138,461	323,122
Third party reimbursements	859,745	0
Franchise tax credit	22,627	0
Other	1,526	11,299
	$1,121,596	$468,380

The balance of third party reimbursements at December 31, 2011 includes an $843,892 receivable due from Luitpold for rhPDGF-BB shipped to Luitpold. During the fourth quarter of 2011, the Company purchased rhPDGF-BB inventory from Novartis Vaccines and Diagnostics (“Novartis”). Per agreements with Novartis and Luitpold, Novartis agreed to ship this inventory lot directly to Luipold, and Luitpold agreed to reimburse the Company for the purchase price plus shipping. Accordingly, the Company recorded a receivable from Lutipold, and a related payable to Novartis, as other receivables and accounts payable, respectively, on its consolidated balance sheet as of December 31, 2011. As discussed in Note 2, in January 2008, the Company sold to Luitpold its remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. Luitpold utilizes rhPDGF-BB in its manufacture of GEM 21S.

7. Inventory

Inventory at December 31 is summarized as follows:

	2011	2010
Raw materials	$819,555	$1,413,306
Work in progress	2,458,001	902,550
Finished goods	285,397	234,206
	3,562,953	2,550,062
Reserve for obsolescence	(34,182)	(291,869)
	$3,528,771	$2,258,193

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products. Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging. Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment ready for sale. Shipping and handling costs are included in the cost of sales of the product. An allowance has been recorded as of December 31, 2011 due to shrinkage, waste or other loss. An allowance recorded as of December 31, 2010 consisted of $9,420 for shrinkage, and $282,449 for a product batch that was scrapped in the second quarter of 2011.

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

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property and Equipment

Property and equipment at December 31 is summarized as follows:

	2011	2010
Equipment, IT hardware and purchased software	$4,092,877	$3,236,367
Furniture and fixtures	756,580	735,892
Leased equipment	316,041	190,208
Construction in process	0	1,160,301
Leasehold improvements	6,245,664	4,049,917
Equipment, IT hardware, purchased software, furniture and fixtures and leased equipment, not place in service	1,270,887	4,342,143
	12,682,049	13,714,828
Less accumulated depreciation and amortization	(7,377,484)	(6,122,008)
	$5,304,565	$7,592,820

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

In August 2007, the Company entered into a lease agreement for approximately 30,000 square feet of space in a new facility located at the Company’s headquarters. The new building shell was completed in October 2009, and the Company began recognizing rent expense at that time. The Company intends to utilize the new space as a good manufacturing practices (“GMP”) manufacturing facility and expects to move certain aspects of its manufacturing, warehousing and distribution operations to the new space once the facility is operational.

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

Since 2007, the Company has purchased manufacturing equipment, IT hardware and software, furniture and fixtures, and leased equipment that has not yet been placed into service. As of December 31, 2011, these purchases include $11,058 in lab equipment and IT hardware and software that the Company expects to place into service later in 2012, and $4,199,430 in manufacturing equipment that the Company intends to use in the new manufacturing, warehousing and distribution facility once build-out construction is completed. As described more fully in Note 2, the Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Due to the uncertainty surrounding the FDA’s review of the Company’s Pre-Market Approval (“PMA”) application for Augment, the uncertain timing of the related build-out construction of the new manufacturing facility and the need for immediate manufacturing operations, the uncertain future cash flows associated with the equipment, and the likelihood of deterioration and obsolescence of the equipment in the intervening years, the Company has determined that the equipment’s fair value is impaired. In accordance with guidance from ASC 360, Property, Plant and Equipment — Impairment and Disposal of Long-Lived Assets, the Company discerned that the equipment’s salvage value approximates its current fair market value. This equipment is highly technical and customized to the Company’s specific needs, potentially inhibiting its re-sale value. Therefore, the estimated salvage value of the related equipment is based on independent broker quotes obtained for certain equipment items. As a result of such assessment, the salvage value is estimated to be 30% of the original cost. Therefore, as of December 31, 2011, the Company recorded a $2,939,601

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property and Equipment  – (continued)

impairment loss on the manufacturing equipment intended to be used in its new manufacturing facility. Accordingly, the balance of manufacturing equipment not placed in service, net of impairment loss, is $1,259,829 as of December 31, 2011.

In addition, the Company has incurred engineering design/planning costs and build-out construction costs for the new manufacturing and warehousing facility which were recorded in construction in process as of December 31, 2010. As of December 31, 2011, the Company had cumulatively incurred $2,195,747 in such costs for the new facility, all of which were capitalized as leasehold improvements during the year ended December 31, 2011.

See Note 15 for additional information regarding the Company’s operating lease agreements, leased equipment, and purchase commitments.

9. Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters. In August 2007, the Company paid a refundable deposit of $375,000 upon signing a lease agreement for approximately 30,000 square feet of space in the new facility intended to house certain of its manufacturing and warehousing operations.

10. Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment® Injectable Bone Graft (“Augment Injectable”), Augment® Rotator Cuff Graft (“Augment Rotator Cuff”) and the Company’s other product candidates in the pipeline. These payments have been capitalized as patent license fees and will be amortized over their remaining patent life. The termination dates of the patents range from June 2025 to February 2029. As of December 31, 2011 and 2010, the Company had remaining capitalized costs totaling $2,506,079 and $1,893,633, respectively, and accumulated amortization of $62,489 and $25,696, respectively, related to the acquisition of its patent licenses.

Based on agreements in place and payments made as of December 31, 2011, amortization expense related to capitalized patent license fees is $36,793 for the year ending December 31, 2011 and is expected to be $38,234 for each of the five years ending December 31, 2016.

11. Investments

As of December 31, 2011, the Company had short-term investments of $42,950,397 classified as available-for-sale. These short-term investments consist of $15,502,055 in U.S. government sponsored enterprise (“GSE”) securities, $10,090,930 in corporate bonds, $2,857,654 in municipal bonds, $3,000,240 in a bank bond and $11,499,518 in commercial paper. The short-term GSE securities have maturity dates ranging from May 2012 to August 2012 with coupon rates ranging from 0.256% to 0.35%. The corporate bonds have maturity dates ranging from February 2012 to November 2012 with coupon rates ranging from 1.875% to 6.95%. The municipal bonds have maturity dates ranging from January 2012 to March 2012 with coupon rates ranging from 2.0% to 5.25%. The bank bond has a maturity date of January 2012 with a coupon rate of 0.26%. The commercial paper investments have maturity dates ranging from January 2012 to June 2012.

In 2009, the Company had investments in certain auction rate securities (“ARS”). In December 2009, upon disposition of its remaining investments in ARS, the Company recorded a gain on arbitration settlement of $7,219,270. The Company did not have any investments in ARS as of December 31, 2011 or 2010.

In 2011, there were no declines in market value of investments judged by the Company to be other-than-temporary. Realized gains and losses on investments in marketable securities sold are included in net investment income in the accompanying consolidated statements of operations for the year ended December 31, 2011.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Fair Value Measurements

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

Level 1 — Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities;

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs that are not corroborated by market data, therefore requiring the Company to develop its own assumptions.

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

The financial assets and liabilities subject to fair value measurements at December 31 were as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,503,061	$0	$0	$18,503,061
Short-term investments (GSE securities, corporate, municipal and bank bonds, and commercial paper)	0	42,950,397	0	42,950,397
Total cash and investments	$18,503,061	$42,950,397	$0	$61,453,458

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,628,329	$0	$0	$11,628,329
Short-term investments (GSE securities and corporate bonds)	0	65,751,039	0	65,751,039
Long-term investments (GSE securities)	0	15,001,765	0	15,001,765
Total cash and investments	$11,628,329	$80,752,804	$0	$92,381,133

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Fair Value Measurements  – (continued)

Fair value estimate

At December 31, 2011 and 2010, the fair value measurement amounts for the Company’s short-term and long-term investments consisted of marketable securities which are classified as available-for-sale. The carrying amounts reported in the consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds. Due to their short-term nature, the carrying amounts reported in the consolidated balance sheets approximate the fair value of cash and cash equivalents.

To be consistent with the current presentation, the Company reclassified $80,752,804 of marketable securities previously reported as Level 1 assets as of December 31, 2010 to Level 2. The Company determined these assets should be classified as Level 2 because the investments are in corporate and agency notes, municipals, and commercial paper securities. At December 31, 2011 and 2010, the Company did not have any financial liabilities that were subject to fair value measurements.

13. Other Accrued Expenses

Other accrued expenses at December 31 are summarized as follows:

	2011	2010
Royalties payable	$39,082	$1,004,465
Professional fees	430,117	376,926
Legal fees	76,868	352,030
Taxes and licenses	40,929	89,206
Inventory	8,632	0
Patent costs	0	56,273
Facilities, supplies, equipment & utilities	2,624	21,262
Sales commissions payable	27,410	3,451
Other	8,554	5,067
	$634,216	$1,908,680

The balance of royalties payable at December 31, 2010 included a $1,000,000 liability representing royalties that were due under the Company’s 2001 and 2003 Patent License Agreements with ZymoGenetics. In July 2011, after signing the BMS Amendment in June 2011, the Company paid to BMS a one-time payment of $1,500,000 as final payment under the Company’s license agreements with ZymoGenetics. No further payments of any kind (milestone, royalty, minimum royalty, sales bonus, nor sublicense fees) will be due under the ZymoGenetics agreements. See Note 5 for more information.

14. Capital Shares

Public Offering of Common Stock

In July 2010, the Company sold 5,642,280 shares of common stock at a price of $8.50 per share, resulting in net proceeds of approximately $45.0 million after deducting underwriting discounts, commissions and expenses.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

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

In August 2011, a purported shareholder derivative complaint was filed in the United States District Court, Middle District of Tennessee, allegedly on behalf of and for the benefit of the Company, against all the members of the current Board of Directors of the Company, and names the Company as a nominal defendant. The shareholder derivative action makes factual allegations similar to the allegations in the class action lawsuit, and alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The purported derivative action seeks modification of the Company’s corporate governance policies and procedures, and also seeks monetary damages in an unspecified amount, including disgorgement of all profits, benefits and compensation obtained by the defendants, and plaintiff’s costs and disbursements associated with the lawsuit, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses, and such other relief as the court deems just and proper.

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

The Company plans to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation. The outcome of these matters is uncertain, however, and the Company cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits. In connection with these claims, during the year ended December 31, 2011, the Company recorded $262,500 for estimated legal defense costs under its applicable insurance policies.

Operating Leases

The Company maintains operating leases for the use of office space at the Company’s headquarters in Franklin, Tennessee.

In May 2007, the Company entered into a lease agreement effective January 1, 2007 with Noblegene Development LLC (“Noblegene”), replacing in its entirety the Company’s previous lease with Noblegene dated April 2004, as amended in July 2005. This lease extends the lease term and includes additional office space of approximately 9,000 square feet, bringing the total space to approximately 32,000 square feet at the Company’s headquarters in Franklin, Tennessee. Under the terms of the lease, in 2011, the Company paid Noblegene monthly rent of $55,251, as adjusted, plus additional proportionate operating and insurance costs

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies – (continued)

associated with the building and the business campus. The lease agreement contains annual scheduled rate increases equivalent to a minimum of three percent. The Company has recognized rent expense on a straight line basis over the life of the lease, beginning with the date the Company gained access to the premises. The initial term of the lease continues until December 31, 2016, and the Company has the option to extend the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances.

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

In August 2007, the Company entered into a lease agreement with Noblegene for approximately 30,000 square feet of space in a new building located in the same complex as the Company’s headquarters in Franklin, Tennessee. The Company intends to move certain of its manufacturing operations to the new space. The lease provides for a tenant improvement allowance of $2,500,000 to reimburse the Company for construction costs associated with building out the leased space. The Company expects to receive the tenant improvement allowance within 30 days of the earlier of: (a) two years after the date the Company obtains a Certificate of Occupancy for the new space, which was June 2011; or (b) upon Noblegene obtaining a permanent mortgage on the new building, the timing of which is uncertain. The initial term of the lease continues 10 years from the October 2009 commencement date. The Company has the option to extend the term of the lease for two additional five-year terms. Under the terms of the lease, the Company agrees to indemnify Noblegene under specific circumstances. Upon initiation of the lease, the Company paid a deposit of $375,000 to Noblegene for the new building. The Company has recorded this deposit in its consolidated balance sheets.

In January 2008, the Company entered into an amendment to its two existing lease agreements described above with Noblegene. The amendment added certain additional exclusions to the definition of “operating costs” in both of the lease agreements. The amendment also provided for the Company to pay $56,686 to Noblegene as a final payment of 2007 operating costs under the May 2007 lease agreement.

In January 2009, the Company amended its August 2007 lease agreement with Noblegene. The amendment increased the base rent by $1.00 to $26.00 per rentable square foot and provided for a one-time payment of $200,000 from the Company to Noblegene. The Company agreed to the increase in rent, and the one-time payment, to compensate Noblegene for increased construction costs due to the Company’s requested changes in the building design. The Company’s lease rate will be reduced at various intervals if the building’s occupancy increases. In all other respects, the lease agreement remains the same. Under the terms of the January 2009 amended lease, in 2011, the Company paid Noblegene monthly rent of $69,360, as adjusted.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies – (continued)

The Company recognized rent expense of $1,678,304, $1,435,036 and $839,875 for the operating leases with Noblegene associated with the office space and new manufacturing space for the years ended December 31, 2011, 2010 and 2009, respectively. The future commitments as of December 31, 2011 under these operating lease agreements are as follows:

2012	$1,516,611
2013	1,562,109
2014	1,608,973
2015	1,657,242
2016	1,706,959
Thereafter	2,725,280
Total	$10,777,174

In addition to rent expense, the Company recognized expenses for common area maintenance, taxes, and certain insurance associated with the office space and new manufacturing space of $326,737, $303,324 and $312,374 for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital Leases

The Company leases certain computer equipment and copiers under agreements classified as capital leases. The leased assets serve as security for these liabilities. The accumulated amortization of such equipment at December 31, 2011 and 2010 totaled $110,044 and $36,983, respectively. The net book value of such equipment at December 31, 2011 and 2010 totaled $205,997 and $279,058, respectively.

The future commitments as of December 31, 2011 under these capital lease agreements are as follows:

	Principal	Interest	Total
2012	$83,920	$3,691	$87,611
2013	85,668	1,943	87,611
2014	46,056	494	46,550
2015	0	0	0
2016	0	0	0
Total	$215,644	$6,128	$221,772
Manufacturing and Warehousing Facility and Equipment

The Company has executed agreements with various contractors and suppliers for engineering design/planning costs and build-out constructions costs for the new manufacturing and warehousing facility as well as for the manufacture of equipment that will be used in the new facility. Cumulatively as of December 31, 2011, the Company has incurred $2,180,504 in engineering design/planning costs and build-out constructions costs for the new facility and has paid a total of $4,199,430 for the manufacturing equipment. In 2011, the Company recorded an impairment loss on the manufacturing equipment. See Note 8 for more information.

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

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies – (continued)

Supply Agreements

The Company has executed supply agreements with Novartis and Cam Bioceramics BV, and in February 2012, with Collagen Matrix, Inc. (“CMI”). Under these agreements, as of December 31, 2011, the Company has agreed to certain minimum purchase commitments or binding orders of which there are commitments and binding orders of $3,957,021 for 2012 and estimated aggregate commitments and binding orders of $13,112,704 for 2013 through 2015.

Milestones

Various milestone payments may be required under the Company’s agreements with Kensey Nash Corporation (“Kensey Nash”) and CMI. The Company may be required to make milestone payments to Kensey Nash in connection with the initiation of certain clinical trials, regulatory filings, product approvals, and/or commercial launch of Augment Injectable. In addition, there are certain time-based milestone payments, triggered by such events, payable to Kensey Nash. Also, the agreement with CMI includes certain time-based milestone payments that the Company is obligated to pay to CMI based on the execution date of the agreement, and the Company may be required to make additional milestone payments to CMI if certain Augmatrix sales targets are achieved. With the exception of a $50,000 time-based milestone payment to CMI that is due six months after the February 2012 execution of the agreement, the remaining milestone payments that the Company is required to pay to Kensey Nash and CMI remain contingent and have not yet occurred. Because of the uncertainty regarding the potential sales growth for Augmatrix and uncertainty regarding the timing associated with the Augment Injectable development program in view of the Company’s recent voluntary suspension of additional screening and enrollment of patients in the pivotal clinical study, the Company is unable to estimate the amount and timing of our remaining long-term (beyond 2013) milestone obligations.

16. Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options’ vesting periods for the three years ended December 31, 2011 as follows:

	2011	2010	2009
Risk free interest rate	2.27%	2.19%	2.11%
Expected dividend yield	0	0	0
Volatility factor of the expected market price	76%	76% – 77%	77% – 79%
Forfeiture rate	15.3%	8.9%	6.9%
Weighted average expected life of the option	4.4 to 8.0 years	4.4 to 8.0 years	4.2 to 8.0 years

Since there is a limited trading history for the Company’s common stock, the expected volatility is based on historical data from three companies similar in size and value to the Company. The expected dividend yield is based on the Company’s historical dividend experience. Since its inception, the Company has not declared dividends. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ materially from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The forfeiture rate increased during the year ended December 31,

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock-Based Compensation  – (continued)

2011 due to employee turnover and the expiration of vested awards with an exercise price greater than the current market price. The Company believes the higher forfeiture rate is indicative of current expectations, and accordingly no changes were made to the Company’s calculation methodology.

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

As of December 31, 2011, a total of 2,748,331 options to purchase shares of common stock were issued and outstanding and a total of 1,366,563 shares of common stock had been issued upon the exercise of outstanding options. The options vest over a period of not greater than five years and remain exercisable for up to 10 years from the date of grant.

Roll-forward information relating to the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Options at January 1, 2009	2,117,392	$9.41
Granted	627,666	$8.70
Exercised	(110,438)	$4.10
Forfeited, tendered or expired	(91,385)	$9.71
Options at December 31, 2009	2,543,235	$9.45
Granted	729,741	$11.79
Exercised	(419,747)	$3.77
Forfeited, tendered or expired	(237,541)	$8.12
Options at December 31, 2010	2,615,688	$10.59
Granted	727,830	$12.23
Exercised	(100,305)	$7.43
Forfeited, tendered or expired	(494,882)	$11.53
Options at December 31, 2011	2,748,331	$11.62	9.7 years	$4.5
Options exercisable at December 31, 2011	1,181,852	$11.36	9.3 years	$0.0

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $12.23, $11.78 and $8.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $865,740, $4,712,084 and $955,904, respectively.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $3,415,148, $5,141,862 and $3,968,981, respectively. The fair value of vested and non-vested options is determined based on the trading price of the Company’s shares on the grant date.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock-Based Compensation  – (continued)

A summary of the status of the Company’s non-vested shares of stock options at December 31, 2011, and changes during the year ended December 31, 2011, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,524,417	$11.60
Granted	727,830	$12.23
Vested	(290,062)	$11.77
Forfeited or expired (net of tenders)	(395,706)	$11.81
Non-vested at December 31, 2011	1,566,479	$11.81

Based on the Company’s stock option grants outstanding at December 31, 2011, the Company has estimated the remaining unrecognized stock-based compensation expense to be $6,723,778 with a weighted average remaining amortization period of 3.0 years.

In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the option plan totaling $3,603,934, $3,983,667 and $3,892,895 for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company modified the terms of certain stock option awards for one employee to accelerate vesting by 12 months upon the employee’s termination. The incremental stock-based compensation expense resulting from this modification totaled $125,775, and is included in the Company’s net loss for the year ended December 31, 2010. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

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

As of December 31, 2011, a total of 50,596 shares of common stock remain available for issuance under the purchase plan. In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $36,572, $48,771 and $34,260 during the years ended December 31, 2011, 2010 and 2009, respectively.

401(k) Profit Sharing Plan

Effective January 1, 2004, the Company began sponsoring the 401(k) Profit Sharing Plan & Trust (the “401(k) plan”), which is a defined contribution retirement plan covering substantially all the Company’s employees, subject to certain minimum age and service requirements. Participation in the 401(k) plan is optional. In September 2010, the Company’s board of directors approved an amendment to the 401(k) plan that will make the Company’s match for the 2011 fiscal year non-discretionary. In addition, the Company’s

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock-Based Compensation  – (continued)

matching contributions will vest immediately. These changes were made in order to convert the Company’s plan to a safe harbor plan, which will eliminate the need for annual discrimination testing.

The Company provides matching contributions valued at up to 4% of eligible employee compensation, and generally consists of cash and shares of the Company’s common stock. Such matching contributions are generally awarded during the first quarter of each calendar year, and cover the previous calendar year just ended resulting in compensation expense recorded in that previous calendar year.

As of December 31, 2011, after recording the issuance of 41,344 shares of the Company’s common stock as matching contributions for 2011, there were no shares remaining available for issuance under the 401(k) plan. In addition, as of December 31, 2011, the Company recorded a liability for an additional $141,992 for the balance of 2011 matching contributions due to the employees. In accordance with the provisions of ASC 718, the Company recorded compensation expense in connection with the 401(k) plan of $259,823, $234,416 and $339,950 for the years ended December 31, 2011, 2010 and 2009, respectively.

17. Employee Benefits

Section 125 Cafeteria Plan

Effective May 10, 2004, the Company began offering employees the benefit of participating in a Section 125 Cafeteria Plan, which covered employee benefit coverage such as health, dental, life and disability insurance. Participation in the plan is optional. The Company made no contributions for the years ended December 31, 2011 and 2010, in lieu of a Section 223 Health Savings Account Plan implemented in 2010. The Company made contributions of $46,127 for the year ended December 31, 2009.

Section 223 Health Savings Account Plan

Effective January 1, 2010, the Company began offering employees the benefit of participating in a Section 223 Health Savings Account Plan, whereas the Company and the employee may make contributions to a Health Savings Account (“HSA”) under section 223 of the Internal Revenue Code if the employee is covered by a high deductible health plan (“HDHP”). The Company made contributions of $294,500 and $345,353 for the years ended December 31, 2011 and 2010, respectively.

18. Income Taxes

At December 31, 2011, the Company had federal net operating loss (“NOL”) carryforwards of $124,623,592, of which $2,067,626 originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at December 31, 2011 totaled $110,181,839 and will expire between 2013 and 2031. To the extent of NOL carryforwards related to the stock option deductions for disqualifying dispositions, when realized, the resulting benefits will be credited to stockholders’ equity. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at December 31, 2011 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2011. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

The Company’s ability to use its NOL carryforwards could be limited and subject to annual limitations. In connection with future years, the Company may realize a “more than 50% change in ownership” which could further limit its ability to use its NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of all or portions of its NOL carryforwards for federal income tax purposes.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

The Company incurred net operating losses, and no income tax expense has been recorded, for the three years ended December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2007.

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

As a result of implementing ASC 740, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the three years ended December 31, 2011.

The benefit for income taxes consists of the following amounts:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$0	$0	$0
State	0	0	0
Total current	0	0	0
Deferred:
Federal	(11,344,678)	(11,282,566)	(6,575,611)
State	(485,018)	(489,727)	(284,703)
Total deferred	(11,829,696)	(11,772,293)	(6,860,314)
Total benefit, before valuation allowance	(11,829,696)	(11,772,293)	(6,860,314)
Change in valuation allowance	11,829,696	11,772,293	6,860,314
Total benefit, after valuation allowance	$0	$0	$0

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

The net deferred income taxes as of December 31 include the following amounts of deferred income tax assets and liabilities:

	2011	2010
Deferred tax assets (liabilities) – current:
Inventory reserve	$13,023	$111,377
Deferred revenue	371,037	370,605
Accrued salaries and paid time off	782,067	795,558
Other	40,155	9,998
Subtotal deferred tax assets – current	1,206,282	1,287,538
Deferred revenue – GEM 21S	0	0
Subtotal deferred tax liabilities – current	0	0
Total net deferred tax assets (liabilities) – current	$1,206,282	$1,287,538
Deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforwards	$46,411,437	$35,711,032
Fixed assets (tax basis difference)	2,212,661	948,954
Intangibles (tax basis difference)	0	0
Deferred revenue	5,183,368	5,563,152
Deferred compensation on stock options	528,648	329,082
Unrealized loss on investments	(2,528)	982
Other	477,834	347,266
Total deferred tax assets (liabilities) – noncurrent	54,811,420	42,900,468
Net deferred tax assets (liabilities)	56,017,702	44,188,006
Valuation allowance	(56,017,702)	(44,188,006)
Net deferred tax assets (liabilities)	$0	$0

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes.

The sources and tax effects of the differences are as follows:

	2011	2010	2009
Federal income tax benefit at U.S. statutory rates	$(11,284,592)	$(11,538,476)	$(7,193,521)
State income taxes, net of federal benefit	(1,232,094)	(1,261,703)	(737,533)
Permanent differences	1,067,224	1,226,479	1,151,082
Change in valuation allowance	11,829,696	11,772,293	6,860,314
Other	(380,234)	(198,593)	(80,342)
Total income tax benefit for continuing operations	$0	$0	$0

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Related Party Transactions

All related party transactions are reviewed and approved by the audit committee, as required by the audit committee charter.

Intellectual Property

Dr. Samuel E. Lynch, the Company’s President and Chief Executive officer, was a faculty member at Harvard and in such position was the co-inventor of certain intellectual property. As part of his employment arrangement with Harvard, he assigned all of his rights to the intellectual property to Harvard. The Company currently has a license agreement with Harvard with respect to certain portions of this intellectual property. As is customary, Harvard often shares some of the royalties it receives from successful intellectual property licenses with the faculty members that invented such intellectual property. During the year ended December 31, 2011, Harvard paid $14,151 to Dr. Lynch, for a cumulative total of $988,788 as of December 31, 2011, with respect to the Company’s payment of milestones and royalties to Harvard and the intellectual property licensed to the Company as compensation to Dr. Lynch as the co-inventor of the intellectual property that the Company licenses from Harvard. Additional payments may be due in the future.

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

Membership on the Board of Directors of a Third Party Company

Dr. Lynch is currently a member of the board of directors of Green Bankshares, Inc., a Tennessee chartered commercial bank where he is currently serving a one-year term expiring at the 2012 annual meeting. He also serves as a director of Capital Bank, N.A., a Southeastern regional bank with offices in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2011, the Company maintained accounts at Capital Bank, N.A., including a portion of its cash and cash equivalents.

Consulting Agreement with a member of the Board of Directors

In August 2010, the Company entered into a two-year consulting agreement with Gary E. Friedlaender, M.D. for consulting services relating to the use of biological products, including growth-factor based products, to treat orthopedic injuries and conditions. The 2010 agreement extends the consulting relationship that the Company had with Dr. Friedlaender pursuant to an August 2009 consulting agreement.

In September 2006, the Company appointed Dr. Friedlaender as a member of its board of directors. Prior to the September 2006 appointment, the Company’s existing consulting arrangement with Dr. Friedlaender provided compensation for his consulting work through stock option grants. As part of his consulting compensation, Dr. Friedlaender received option awards on July 15, 2001 to purchase 7,500 shares of common stock at an exercise price of $0.67, and on February 26, 2006 to purchase 20,250 shares of common stock at an exercise price of $3.63. The option awards were 100% vested upon issuance. For the years ended December 31, 2011, 2010 and 2009, the Company paid Dr. Friedlaender $26,875, $10,000 and $5,000, respectively, for consulting services performed pursuant to the consulting agreements.

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Related Party Transactions  – (continued)

Consulting Agreement with a Relative of a Member of the Board of Directors

In December 2010, the Company entered into a one-year consulting agreement with Dr. Michael Ehrlich for consulting services relating to planning, design and evaluation of product candidates being developed for use in musculoskeletal applications including fracture repair, cartilage repair/regeneration and other sports medicine indications. The 2010 agreement extends the consulting relationship that the Company had with Dr. Ehrlich pursuant to a December 2009 consulting agreement. In October 2004, the Company appointed Dr. Michael Ehrlich’s son, Chris Ehrlich, as a member of its board of directors. For the years ended December 31, 2011, 2010 and 2009, the Company paid Dr. Michael Ehrlich $5,500, $4,875 and $4,000, respectively, for consulting services performed pursuant to the consulting agreements.

20. Unaudited Information

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results.

	Revenue	Loss From Operations	Net Loss	Net Loss Per Share – Basic	Net Loss Per Share – Diluted
Year ended December 31, 2011
1st Quarter	$398,685	$(7,993,408)	$(7,953,314)	$(0.28)	$(0.28)
2nd Quarter	439,281	(8,265,969)	(8,241,037)	(0.29)	(0.29)
3rd Quarter	428,627	(7,143,492)	(7,122,399)	(0.25)	(0.25)
4th Quarter	458,353	(6,947,478)	(9,873,227)	(0.35)	(0.35)

	Revenue	Loss From Operations	Net Income (Loss)	Net Income (Loss) Per Share – Basic	Net Income (Loss) Per Share – Diluted
Year ended December 31, 2010
1st Quarter	$352,329	$(8,524,540)	$(8,522,241)	$(0.39)	$(0.39)
2nd Quarter	374,564	(7,683,575)	(7,655,085)	(0.35)	(0.35)
3rd Quarter	353,139	(7,812,468)	(7,751,360)	(0.29)	(0.29)
4th Quarter	393,493	(10,542,965)	(10,008,465)	(0.36)	(0.36)

BIOMIMETIC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events

Amendment to the Amended and Restated Manufacturing and Supply Agreement

In February 2012, the Company and Novartis entered into an amendment (the “Amendment”) to the Amended and Restated Manufacturing and Supply Agreement, effective December 1, 2009, between the Company and Novartis (the “Agreement”). The Amendment is deemed to be effective as of January 1, 2012. Under the Amendment, the Company’s obligations to purchase certain minimum quantities of rhPDGF-BB from Novartis have been modified, the parties adjusted the minimum shelf life requirement of rhPDGF-BB delivered to the Company’s designated carrier and the parties agreed to bear their own costs associated with qualifying and licensing certain drug substance transfer changes. Additionally, the parties amended certain other compensation terms included in the Agreement.

Supply Agreement for Augmatrix Biocomposite Bone Graft

In February 2012, the Company and CMI entered into a supply agreement under which CMI will supply their Matrix product to the Company for resale to unrelated third parties as part of its Augmatrix product line. The agreement provides that the Company shall have the exclusive right to purchase the Matrix product from CMI and the exclusive right to sell the Matrix product in all countries where it is approved for marketing or sale by the applicable regulatory authority. The agreement also provides that CMI shall be the exclusive manufacturer and supplier of the Matrix product to the Company. The agreement includes certain milestone payments that the Company is obligated to pay CMI that are either time-based or based on certain cumulative sales thresholds of Augmatrix. In addition, the Company is obligated to meet annual minimum purchase commitments. The agreement also provides for certain termination penalties, including: (1) a termination fee if the Company terminates the agreement within the first year, (2) additional minimum purchase obligations if the Company terminates the agreement in the first or second years, and (3) a termination fee if the agreement is terminated by a third party that acquires the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2012

BIOMIMETIC THERAPEUTICS, INC.
By: /s/ Samuel E. Lynch Samuel E. Lynch, D.M.D., D.M.Sc. Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date
/s/ Samuel E. Lynch Samuel E. Lynch, D.M.D., D.M.Sc.	Chief Executive Officer and President (Principal Executive Officer)	March 13, 2012
/s/ Larry Bullock Larry Bullock	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012
/s/ Larry W. Papasan Larry W. Papasan	Chairman of the Board of Directors	March 13, 2012
/s/ Thorkil K. Christensen Thorkil K. Christensen	Director	March 13, 2012
/s/ Chris Ehrlich Chris Ehrlich	Director	March 13, 2012
/s/ Charles Federico Charles Federico	Director	March 13, 2012
/s/ Gary E. Friedlaender, M.D. Gary E. Friedlaender, M.D.	Director	March 13, 2012
/s/ James G. Murphy James G. Murphy	Director	March 13, 2012
/s/ Douglas Watson Douglas Watson	Director	March 13, 2012

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006).
3.2	Certificate of Amendment of the registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 8-K filed on June 15, 2011).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008).
4.1	Form of certificate representing shares of common stock (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).
10.1**	License Agreement between the registrant and President and Fellows of Harvard College, dated as of April 10, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.2**	Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of March 28, 2001 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.3**	Second Exclusive Patent License Agreement between the registrant and ZymoGenetics, Inc., dated as of January 21, 2003 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.4**	Letter Agreement between the registrant and ZymoGenetics, Inc., dated October 17, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.5**	Supply Agreement between the registrant and Orthovita, Inc. dated as of August 2, 2002 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.6**	Development, Manufacturing and Supply Agreement between the registrant and Kensey Nash Corporation, dated as of June 28, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.7*	2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.8*	2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.9**	Patent Purchase Agreement by and among the registrant and Institute of Molecular Biology, Inc. dated November 16, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.10	Amendment No. 1 to Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.11	Amendment No. 1 to Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).
10.12**	Letter Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated as of December 21, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on February 10, 2006).

Exhibit No.	Description
10.13	Form of indemnification agreement by and between the registrant and each executive officer and director (Incorporated by reference to the registrant’s Form 8-K filed on June 22, 2006).
10.14	Amended and Restated Information and Registration Rights Agreement dated October 21, 2004 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006).
10.15	Amendment to the Amended and Restated Information and Registration Rights Agreement dated April 29, 2005 (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on March 31, 2006).
10.16*	Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).
10.17*	Second Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on April 26, 2006).
10.18*	Third Amendment to 2001 Long-Term Stock Incentive Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-131718) filed on May 5, 2006).
10.19*	Amendment to 2005 Employee Stock Purchase Plan (Incorporated by reference to the registrant’s Registration Statement on Form S-1 (SEC File No. 333-139291) filed on December 12, 2006).
10.20	Lease Agreement between the registrant and Noblegene Development, LLC effective January 1, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007).
10.21	Lease Agreement between the registrant and Noblegene Development, LLC dated August 17, 2007 (Incorporated by reference to the registrant’s Form 8-K filed on August 21, 2007).
10.22**	Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated December 14, 2007 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.23**	Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.24**	Exclusive License Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.25**	Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.26	Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.27	Agreement Terminating Manufacturing and Supply Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.28	Amendment and Waiver Agreement with respect to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated January 4, 2008 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.29	Amendment to Lease Agreement between the registrant and Noblegene Development, LLC dated January 22, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit No.	Description
10.30*	Amendment to 2001 Long-Term Stock Incentive Plan dated March 27, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.31**	Distribution Agreement between the registrant and Joint Solutions Alliance Corporation dated April 18, 2008 (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.32	Second Amendment to Lease Agreement between registrant and Noblegene Development, LLC dated January 9, 2009 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.33	Purchase Agreement between the registrant and InterWest Partners, dated April 3, 2009 (Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009).
10.34	Standby Purchase Agreement between the registrant and Novo A/S, dated April 4, 2009 (Incorporated by reference to the registrant’s Form 8-K filed on April 7, 2009).
10.35*	Employment Agreement, effective as of July 17, 2009, between the registrant and Dr. Samuel E. Lynch (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.36*	Employment Agreement, effective as of July 17, 2009, between the registrant and Larry Bullock (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.37*	Employment Agreement, effective as of July 17, 2009, between the registrant and Earl Douglas (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.38*	Employment Agreement, effective as of July 17, 2009, between the registrant and Dr. Russell Pagano (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.39**	Release and Settlement Agreement, effective as of December 21, 2009, between the registrant and Deutsche Bank Securities, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.40**	Amended and Restated Manufacturing and Supply Agreement, effective as of December 1, 2009, between the registrant and Novartis Vaccines and Diagnostics, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.41**	First Amendment to Development, Manufacturing and Supply Agreement, effective August 15, 2006, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009).
10.42**	Second Amendment to Development, Manufacturing and Supply Agreement, effective November 1, 2006, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009).
10.43**	Third Amendment to Development, Manufacturing and Supply Agreement, effective April 2, 2008, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009).
10.44**	Fourth Amendment to Development, Manufacturing and Supply Agreement, effective September 30, 2010, between the registrant and Kensey Nash Corporation (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit No.	Description
10.45	Amendment No. 1 to Amended and Restated Exclusive Sublicense Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).
10.46	Amendment No. 1 to Asset Purchase Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).
10.47	Amendment No. 1 to Agreement Terminating Research, Development and Marketing Agreement between the registrant and Luitpold Pharmaceuticals, Inc. dated November 1, 2010 (Incorporated by reference to the registrant’s Form 8-K filed on November 19, 2010).
10.48**	Logistical Support Agreement between the registrant and Joint Solutions Alliance Corporation dated November 3, 2010 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.49**	Supply Agreement between the registrant and Integra LifeSciences Corporation dated July 15, 2010 (Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.50	Third Amendment to Lease Agreement between the registrant and Noblegene Development, LLC dated April 8, 2011 (Incorporated by reference to the registrant’s Form 8-K filed on April 14, 2011).
10.51	Amendment to Patent License Agreements between the registrant and Bristol-Myers Squibb Company dated June 30, 2011 (Incorporated by reference to the registrant’s Form 8-K filed on July 1, 2011).
10.52**	Amendment to Amended and Restated Manufacturing and Supply Agreement, effective as of January 1, 2012, between the registrant and Novartis Vaccines and Diagnostics, Inc. (Incorporated by reference to the registrant’s Form 8-K filed on February 27, 2012).
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Indicates management contract or compensatory plan or arrangement
**	Confidential treatment has been requested for portions of this exhibit