Form 10-Q
period 2012-03-31
BIOMIMETIC THERAPEUTICS, INC.
filed 2012-05-09
CIK 1138400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

☐ Yes ☒ No

As of May 4, 2012, there were issued and outstanding 28,199,501 shares of the registrant's common stock.

BioMimetic Therapeutics, Inc.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including but not limited to the notes to the condensed consolidated financial statements and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2) and “Risk Factors” (Part II, Item 1A), contains “forward-looking statements.” Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements.” Forward-looking statements include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations that are not historical facts. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate,” “seek” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements include, among other things, statements about:

•	timing, advancement and results of regulatory filings, clinical trials, and non-clinical studies, as well as potential regulatory approval of our product candidates in various countries around the world, including the regulatory approval of Augment® Bone Graft (“Augment”) in the United States and the European Union, and Augment® Injectable Bone Graft (“Augment Injectable”) in the United States, Canada, Australia, and the European Union;

•	market acceptance of and demand for Augment or Augmatrix TM Biocomposite Bone Graft (“Augmatrix”) in any market and for our product candidates generally, including reimbursement prospects and the economic conditions that could adversely affect the level of demand for Augment, Augmatrix or our other product candidates;

•	the potential expansion of our platform PDGF technology to a broad array of musculoskeletal applications or its ability to address unmet medical needs;

•	actions by regulatory authorities;

•	our regulatory strategy;

•	our intellectual property portfolio and licensing strategy;

•	our marketing and manufacturing capacity and strategy;

•	our commercialization strategy and transition to a commercial entity;

•	estimates regarding our capital requirements;

•	estimates regarding milestone payments to us or by us;

•	securities claims, derivative claims, other litigation or claims or regulatory inquiries that have been and may be brought against us and our officers and directors;

•	financial markets;

•	the competitive environment; and

•	the current economic uncertainty.

Any or all of our forward-looking statements may turn out to be inaccurate. Forward-looking statements may be affected by known or unknown risks and uncertainties, including the risks and uncertainties described in “Risk Factors” (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q, and in the reports we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Quarterly Report on Form 10-Q may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

You should not unduly rely on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we do not have a policy of doing so. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q and in any future filings we may make from time to time, with the SEC.

ii

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$20,448,444	$18,503,061
Investments - short term	34,060,487	42,950,397
Receivables - trade, net	88,472	85,759
Receivables - other	470,372	1,121,596
Inventory, net	3,537,154	3,528,771
Prepaid expenses	407,233	485,385
Total current assets	59,012,162	66,674,969
Receivables - long term	73,664	73,801
Prepaid expenses - long term	3,197	4,577
Property and equipment, net	4,948,982	5,304,565
Capitalized patent license fees, net	2,517,089	2,443,590
Deposits	385,000	385,000
Total assets	$66,940,094	$74,886,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$736,378	$2,392,910
Accrued payroll, employee benefits and payroll taxes	1,626,784	2,430,701
Other accrued expenses	599,165	634,216
Current portion of capital lease obligations	87,827	83,921
Deferred revenue	976,114	973,849
Total current liabilities	4,026,268	6,515,597
Accrued rent - related party	630,110	622,950
Capital lease obligations	110,472	131,724
Deferred revenue	13,364,509	13,604,641
Total liabilities	18,131,359	20,874,912

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized;
28,199,501 shares issued and outstanding as of March 31, 2012;
28,128,280 shares issued and outstanding as of December 31, 2011	28,200	28,128
Additional paid-in capital	215,535,331	214,626,320
Accumulated other comprehensive loss	9,808	4,490
Accumulated deficit	(166,764,604)	(160,647,348)
Total stockholders’ equity	48,808,735	54,011,590
Total liabilities and stockholders’ equity	$66,940,094	$74,886,502

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues:
Product sales	$102,874	$76,044
Royalty income	119,737	83,170
Sublicense fee income	242,132	239,471
Other income	1,635	0
Total revenues	466,378	398,685
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	15,468	12,698
Research and development	2,767,624	4,084,832
Selling, general and administrative (a)	3,448,038	4,022,257
Depreciation and capital lease amortization	364,916	264,248
Patent license fee amortization	10,503	8,058
Total costs and expenses	6,606,549	8,392,093
Loss from operations	(6,140,171)	(7,993,408)
Interest expense, net	(714)	(615)
Investment income, net	22,638	39,677
Gain on foreign currency translation and other transactions	991	1,032
Loss before income taxes	(6,117,256)	(7,953,314)
Income taxes	0	0
Net loss	$(6,117,256)	$(7,953,314)
Basic and diluted net loss per share	$(0.22)	$(0.28)
Comprehensive loss	$(6,111,938)	$(7,929,291)
Weighted average shares used to compute basic and diluted net loss per share	28,145,241	27,931,388
Related party disclosures:
(a) Selling, general and administrative includes rent and operating expenses to related parties	$509,247	$478,984

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(6,117,256)	$(7,953,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and capital lease amortization expense	364,916	264,248
Patent license fee amortization	10,503	8,058
Net unrealized gain (loss) on foreign currency translation	1,206	(4,795)
Non-cash stock-based compensation expense	714,246	899,965
Non-cash issuance of common stock	149,616	9,967
Bad debt expense	(2,729)	0
Changes in operating assets and liabilities:
Receivables	651,377	(61,812)
Inventory	(8,383)	(674,409)
Prepaid expenses	79,532	57,576
Deposits	0	(3,700)
Accounts payable, accrued payroll and other accrued expenses	(2,488,340)	(178,352)
Deferred revenue	(237,867)	(239,471)
Net cash used in operating activities	(6,883,179)	(7,876,039)

Cash flows from investing activities
Capitalized patent license fees	(84,002)	(210,706)
Purchases of property and equipment	(9,333)	(692,615)
Purchases of investments	(9,955,979)	(23,929,788)
Sales of investments	18,850,000	46,000,000
Net cash provided by investing activities	8,800,686	21,166,891

Cash flows from financing activities
Payments on capital lease obligations	(17,346)	(10,195)
Issuance of common stock under compensation plans	45,222	66,667
Net cash provided by financing activities	27,876	56,472
Net increase in cash and cash equivalents	1,945,383	13,347,324
Cash and cash equivalents, beginning of period	18,503,061	11,628,329
Cash and cash equivalents, end of period	$20,448,444	$24,975,653

Supplemental disclosures of cash flow information
Interest paid	$950	$886

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of March 31, 2012, BioMimetic Therapeutics Limited had no employees and had no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”).  BioMimetic Therapeutics Pty Ltd. was established in 2011 to facilitate sales activities in Australia for Augment™ Bone Graft (“Augment”), the Company’s first orthopedic product, which in 2011 was listed by the Australian Therapeutics Goods Administration (“TGA”) in Australia and by the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in New Zealand, clearing the way for commercialization of Augment in Australia and New Zealand, respectively. BioMimetic Therapeutics Canada, Inc. was established in 2010 to facilitate sales activities in Canada for Augment, which received regulatory approval from Health Canada (“HC”) in 2009. As of March 31, 2012, BioMimetic Therapeutics Pty Ltd. and BioMimetic Therapeutics Canada, Inc. had no employees, but had incurred certain operational expenses. BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by the Company in 2011 to facilitate product sales activities in the United States.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.   Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 12 below). ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company adopted ASU 2011-04 as of January 1, 2012, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.   Recent Accounting Pronouncements (continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity, which was the Company’s previous presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 defers the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, pending further deliberation by the FASB.

ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012.

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

The Company had potentially dilutive common stock equivalents outstanding representing 3,807,899 shares of common stock as of March 31, 2012 and 3,140,914 shares of common stock as of March 31, 2011. These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive. Therefore, the diluted earnings per share is the same as basic earnings per share.

4.   Comprehensive Loss

ASC 220, Comprehensive Income (formerly SFAS No. 130) (“ASC 220”), establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company’s comprehensive income (loss) as defined by ASC 220 is the total of net income (loss) and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments. In accordance with ASU 2011-05 and ASU 2011-12, the Company’s comprehensive loss is presented on the face of the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011.

The components of the Company’s comprehensive loss are as follows:

	Three months ended March 31,
	2012	2011
Net loss	$(6,117,256)	$(7,953,314)
Other comprehensive loss:
Net unrealized gain (loss) on foreign currency translation	1,206	(4,795)
Net unrealized gain on investments classified as available for sale	4,112	28,818
Comprehensive loss	$(6,111,938)	$(7,929,291)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.    Royalty Income, Royalty Expense and Sublicense Fee Income

Royalty Income

The Company has certain agreements with Luitpold Pharmaceuticals, Inc. (“Luitpold”) which cover an exclusive worldwide sublicense and license, trademark license, concurrent use, supply and royalty income relationship.  In 2003, the Company entered into an exclusive sublicense agreement with Luitpold, pursuant to which the Company licensed to Luitpold the rights to the exclusive worldwide marketing, distribution and sales of GEM 21S® Growth-factor Enhanced Matrix (“GEM 21S”).  In consideration for the license, Luitpold was obligated to pay royalties to the Company based on Luitpold’s net sales of GEM 21S.  Luitpold was required to report its sales and remit royalties to the Company on a quarterly basis.

In January 2008, the Company sold its remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As a result of this transaction, the Company expects to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026.

The royalty income earned by the Company from Luitpold’s sales of GEM 21S is classified as revenue on the Company’s condensed consolidated statements of comprehensive income in accordance with the accounting guidance of ASC 605, Revenue Recognition.

Royalty Expense

The Company co-owns certain U.S. patents with Harvard University (“Harvard”).  In 2001, the Company entered into a license agreement with Harvard that provides the Company with the exclusive worldwide license to these patents, which are directed towards the use of recombinant platelet derived growth factor (“rhPDGF”) and other growth factors for the healing and restoration of bone and other tissue defects.  Under the license agreement, the Company is obligated to make certain royalty and milestone payments to Harvard.

The Company had licensed a number of other third-party U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF.  As a part of the licensing agreements with ZymoGenetics, Inc. (“ZymoGenetics”) relating to such patents, the Company agreed to pay royalties based on net sales of licensed products under the agreement on a country-by-country basis during the term of the agreement. In accordance with such agreement, the Company was required to make certain minimum royalty payments for sales of an orthopedic product. In October 2010, Bristol-Myers Squibb Company (“BMS”) acquired ZymoGenetics and assumed ZymoGenetics’ rights and responsibilities under the licensing agreements. In June 2011, the Company entered into an Amendment to Patent License Agreement (“BMS Amendment”) with BMS which converts the Company’s exclusive world-wide licenses to royalty-free, fully paid up, irrevocable licenses for intellectual property covering various formulations of rhPDGF and manufacturing processes for rhPDGF. The BMS Amendment provided for a one-time, final payment from the Company to BMS totaling $1,500,000, which was paid in July 2011. No further royalty payments are due from the Company to BMS in accordance with the amendment.

The royalty expense incurred by the Company is classified as a selling, general and administrative expense on the Company’s condensed consolidated statements of comprehensive income in accordance with the accounting guidance of ASC 605-45-45, Principal Agent Considerations, and ASC 705, Cost of Sales and Services.

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

In January 2012, the Company announced receipt of the CE Mark for GEM 21S in the EU. The Company believes this CE Mark, obtained on behalf of Luitpold, triggers a $10,000,000 final milestone payment due to the Company from Luitpold pursuant to the terms of the sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified the Company that it is evaluating whether the milestone conditions have been satisfied.  Even if the EU determines that the CE Mark was properly granted in January 2012, Luitpold may contend that no milestone payment is required.  The Company is considering its options in the event Luitpold does not make the payment.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.    Royalty Income, Royalty Expense and Sublicense Fee Income (continued)

In accordance with the provisions of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables), and ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), and the specific accounting guidance regarding biotechnology license, research and development and contract manufacturing agreements, once the proceeds of these milestone payments are received, the Company amortizes them over the term of the amended and restated sublicense agreement with Luitpold, which expires on December 31, 2026.  Sublicense fee income represents the current amortization of the proceeds from these milestones. If the Company receives the $10,000,000 milestone from Luitpold, it will be amortized and recorded to sublicense fee income.

6.    Receivables - Other

Other receivables are summarized as follows:

	March 31, 2012	December 31, 2011
Royalties receivable	$119,737	$99,237
Accrued interest receivable	128,829	138,461
Third party reimbursements	66,586	859,745
Franchise tax credit	23,227	22,627
Payroll tax refund	124,291	0
Other	7,702	1,526
	$470,372	$1,121,596

The balance of third party reimbursements at December 31, 2011 includes an $843,892 receivable due from Luitpold for rhPDGF-BB shipped to Luitpold. During the fourth quarter of 2011, the Company purchased rhPDGF-BB inventory from Novartis Vaccines and Diagnostics (“Novartis”). Per agreements with Novartis and Luitpold, Novartis agreed to ship this inventory lot directly to Luipold, and Luitpold agreed to reimburse the Company for the purchase price plus shipping. Accordingly, the Company recorded a receivable from Lutipold, and a related payable to Novartis, as other receivables and accounts payable, respectively, on its condensed consolidated balance sheet as of December 31, 2011, both of which were subsequently paid during the three months ended March 31, 2012. As discussed in Note 5, in January 2008, the Company sold to Luitpold its remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. Luitpold utilizes rhPDGF-BB in its manufacture of GEM 21S.

7.    Inventory

Inventory is summarized as follows:

	March 31, 2012	December 31, 2011
Raw materials	$826,772	$819,555
Work in progress	2,133,381	2,458,001
Finished goods	612,770	285,397
	3,572,923	3,562,953
Reserve for obsolescence	(35,769)	(34,182)
	$3,537,154	$3,528,771

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products. Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging. Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment ready for sale. Shipping and handling costs are included in the cost of sales of the product. An allowance has been recorded as of March 31, 2012 and December 31, 2011 due to shrinkage, waste, expiration or other loss.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.    Inventory (continued)

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

8.    Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2012	December 31, 2011
Equipment, IT hardware and purchased software	$4,101,146	$4,092,877
Furniture and fixtures	756,580	756,580
Leased equipment	316,041	316,041
Leasehold improvements	6,246,728	6,245,664
Equipment, IT hardware, purchased software, furniture and fixtures and leased equipment, not placed in service	1,270,887	1,270,887
	12,691,382	12,682,049
Less accumulated depreciation and amortization	(7,742,400)	(7,377,484)
	$4,948,982	$5,304,565

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

In August 2007, the Company entered into a lease agreement for approximately 30,000 square feet of space in a new facility located at the Company’s headquarters. The new building shell was completed in October 2009 and the Company began recognizing rent expense at that time. The Company intends to utilize the new space as a good manufacturing practices (“GMP”) manufacturing facility and expects to move certain aspects of its manufacturing, warehousing and distribution operations to the new space once the facility is operational.

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

Since 2007, the Company has purchased manufacturing equipment, IT hardware and software, furniture and fixtures, and leased equipment that has not yet been placed into service. As of March 31, 2012, these purchases include $11,058 in lab equipment and IT hardware and software that the Company expects to place into service later in 2012 and $4,199,430 in manufacturing equipment that the Company intends to use in the new manufacturing, warehousing and distribution facility once build-out construction is completed. Due to the uncertainty surrounding the FDA’s review of the Company’s Pre-Market Approval (“PMA”) application for Augment, the uncertain timing of the related build-out construction of the new manufacturing facility and the need for immediate manufacturing operations, the uncertain future cash flows associated with the equipment, and the likelihood of deterioration and obsolescence of the equipment in the intervening years, the Company has determined that the equipment’s fair value is impaired. In accordance with guidance from ASC 360, Property, Plant and Equipment – Impairment and Disposal of Long-Lived Assets, the Company discerned that the equipment’s salvage value approximates its current fair market value. This equipment is highly technical and customized to the Company’s specific needs, potentially inhibiting its re-sale value. Therefore, the estimated salvage value of the related equipment is based on independent broker quotes obtained for certain equipment items. As a result of such assessment, the salvage value is estimated to be 30% of the original cost. Therefore, the Company recorded a $2,939,601 impairment loss on its condensed consolidated statement of comprehensive income for the year ended December 31, 2011, and the balance of manufacturing equipment not placed in service, net of impairment loss, was $1,259,829 as of December 31, 2011. The Company’s estimate of the equipment’s fair value is unchanged at March 31, 2012, and therefore the balance of the equipment, net of impairment loss, remained at $1,259,829 as of March 31, 2012.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.    Property and Equipment (continued)

In addition, during the three months ended March 31, 2012, the Company incurred $1,065 in engineering design/planning costs and build-out construction costs for the new manufacturing and warehousing facility, for a cumulative total of $2,196,812 as of March 31, 2012, all of which were capitalized as leasehold improvements.

9.    Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters. In August 2007, the Company paid a refundable deposit of $375,000 upon signing a lease agreement for approximately 30,000 square feet of space in the new facility intended to house certain of its manufacturing and warehousing operations.

10.    Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment® Injectable Bone Graft (“Augment Injectable”), Augment® Rotator Cuff Graft (“Augment Rotator Cuff”) and the Company’s other product candidates in the pipeline. These payments have been capitalized as patent license fees and will be amortized over their remaining patent life. The termination dates of the patents range from June 2025 to February 2029. As of March 31, 2012 and December 31, 2011, the Company had remaining capitalized costs totaling $2,590,082 and $2,506,079, respectively, and accumulated amortization of $72,993 and $62,489, respectively, related to the acquisition of its patent licenses.

Based on agreements in place and payments made as of March 31, 2012, amortization expense related to capitalized patent license fees is expected to be $42,013 annually for each of the five years ending December 31, 2016.

11.    Investments

As of March 31, 2012, the Company had short-term investments of $34,060,487 classified as available-for-sale. These short-term investments consist of $12,501,155 in U.S. government sponsored enterprise (“GSE”) securities, $13,062,290 in corporate bonds and $8,497,042 in commercial paper. The short-term GSE securities have maturity dates ranging from May 2012 to August 2012 with coupon rates ranging from 0.222% to 0.33%. The corporate bonds have maturity dates ranging from April 2012 to January 2013 with coupon rates ranging from 1.375% to 6.95%. The commercial paper investments have maturity dates ranging from May 2012 to November 2012.

During the three months ended March 31, 2012 and 2011, there were no declines in market value of investments judged by the Company to be other-than-temporary. Realized gains and losses on investments in marketable securities sold are included in net investment income in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011.

12.    Fair Value Measurements

The Company has adopted ASC 820-10, Fair Value Measurements (originally issued as SFAS No. 157, Fair Value Measurements) (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities;

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

12.     Fair Value Measurements (continued)

Level 3 — Unobservable inputs that are not corroborated by market data, therefore requiring the Company to develop its own assumptions.

In January 2010, the Company adopted ASU 2010-06, Fair Value Measurements and Disclosures - Topic 855 (“ASU 2010-06”). ASU 2010-06 provided amendments to ASC 820-10 to require new disclosures for transfers in and out of Levels 1 and 2, as well as a reconciliation of activity within Level 3. In addition, ASU 2010-06 provided amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques.

In January 2012, the Company adopted ASU 2011-04 as described in Note 2. The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for Level 3 fair value measurements.

In accordance with ASC 820-10, as amended by ASU 2010-06 and ASU 2011-04, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

The financial assets and liabilities subject to fair value measurements were as follows:

March 31, 2012	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$20,448,444	$0	$0	$20,448,444
Short-term investments (GSE securities, corporate bonds, and commercial paper)	0	34,060,487	0	34,060,487
Total cash and investments	$20,448,444	$34,060,487	$0	$54,508,931

December 31, 2011	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$18,503,061	$0	$0	$18,503,061
Short-term investments (GSE securities, corporate, municipal and bank bonds, and commercial paper)	0	42,950,397	0	42,950,397
Total cash and investments	$18,503,061	$42,950,397	$0	$61,453,458

Fair value estimate

At March 31, 2012 and December 31, 2011, the fair value measurement amounts for the Company’s short-term investments consisted of marketable securities which are classified as available-for-sale. The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds and are reported as Level 1. Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents. The Company determined the short-term investments should be classified as Level 2 because the investments are in corporate and agency notes, municipals, and commercial paper securities. At March 31, 2012 and December 31, 2011, the Company did not have any financial liabilities that were subject to fair value measurements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

13.    Other Accrued Expenses

Other accrued expenses are summarized as follows:

	March 31, 2012	December 31, 2011
Royalties payable	$24,053	$39,082
Professional fees	484,969	430,117
Legal fees	90	76,868
Taxes and licenses	27,763	40,929
Inventory	11,939	8,632
Facilities, supplies, equipment & utilities	15,531	2,624
Sales commissions payable	15,645	27,410
Other	19,175	8,554
	$599,165	$634,216

14.    Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments. Except as described below, the Company is not a party to any legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against the Company and certain of its officers on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the Company and certain of its officers violated federal securities laws by making materially false and misleading statements regarding the Company’s business, operations, management, future business prospects and the intrinsic value of the Company’s common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  In February 2012, the Company and the other defendants in the case filed a motion to dismiss the complaint.

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

The Company plans to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation.  The outcome of these matters is uncertain, however, and the Company cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits. In connection with these claims, as of March 31, 2012, the Company cumulatively recorded $308,899 for legal defense costs under its applicable insurance policies.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

14.    Commitments and Contingencies (continued)

Employment Agreements

The Company has employment contracts with several individuals, which provide for base salaries, potential annual cash bonuses and long-term equity incentives. These contracts contain certain change of control, termination and severance clauses that require the Company to make payments to these employees if certain events occur as defined in their respective contracts.

Supply Agreements

The Company had previously executed supply agreements with Novartis and Cam Bioceramics BV for purchases of inventory raw materials. In February 2012, the Company entered into a supply agreement with Collagen Matrix, Inc. (“CMI”) under which CMI will supply their Matrix product to the Company for resale as part of the Company’s Augmatrix product line. The agreement provides that the Company shall have the exclusive right to purchase the Matrix product from CMI and the exclusive right to sell the Matrix product in all countries where it is approved for marketing or sale by the applicable regulatory authority. The agreement also provides that CMI shall be the exclusive manufacturer and supplier of the Matrix product to the Company. The agreement includes certain milestone payments that the Company is obligated to pay CMI that are either time-based or based on certain cumulative sales thresholds. In addition, the Company is obligated to meet annual minimum purchase commitments. The agreement also provides for certain termination penalties, including: (1) a $750,000 termination fee if the Company terminates the agreement within the first year, (2) additional minimum purchase obligations if the Company terminates the agreement in the first or second years, and (3) a $1.5 million termination fee if the agreement is terminated by a third party that acquires the Company.

Under these agreements, as of March 31, 2012, the Company has agreed to certain minimum purchase commitments or binding orders of which there are commitments and binding orders of $4,457,021 for 2012 and estimated aggregate commitments and binding orders of $27,512,704 for 2013 through 2018.

Milestones

Various milestone payments may be required under the Company’s agreements with Kensey Nash Corporation (“Kensey Nash”) and CMI. The Company may be required to make milestone payments to Kensey Nash in connection with the initiation of certain clinical trials, regulatory filings, product approvals, and/or commercial launch of Augment Injectable. In addition, there are certain time-based milestone payments, triggered by such events, payable to Kensey Nash. Also, the agreement with CMI includes certain time-based milestone payments that the Company is obligated to pay to CMI based on the execution date of the agreement, and the Company may be required to make additional milestone payments to CMI if certain AugmatrixTM Biocomposite Bone Graft (“Augmatrix”) sales targets are achieved. With the exception of a $50,000 time-based milestone payment to CMI that is due six months after the February 2012 execution of the agreement, the remaining milestone payments that the Company is required to pay to Kensey Nash and CMI remain contingent and have not yet occurred. Because of the uncertainty regarding the potential sales growth for Augmatrix and uncertainty regarding the timing associated with the Augment Injectable development program in view of the Company’s recent voluntary suspension of additional screening and enrollment of patients in the pivotal clinical study, the Company is unable to estimate the amount and timing of our remaining long-term (beyond 2013) milestone obligations.

15.    Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

The Company’s 2001 Long-Term Stock Incentive Plan (the “2001 stock incentive plan”) provided that incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), stock units, restricted stock, restricted stock units, performance units, performance shares awards and other equity-based awards could be granted to the Company’s executive officers, directors, non-executive officer employees, and other key personnel. As of March 31, 2012, a total of 2,604,524 stock options to purchase shares of common stock were issued and outstanding pursuant to the 2001 stock incentive plan and a total of 1,366,563 shares of common stock had been issued upon the exercise of outstanding options. The 2001 stock incentive plan expired in 2011 and no further awards will be granted under this stock incentive plan.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.    Stock-Based Compensation (continued)

The provisions of the 2001 stock incentive plan are more fully described in Note 2 (Summary of Significant Accounting Policies) of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2012 Equity Incentive Plan

In February 2012, the Company’s board of directors, upon the recommendation of the compensation committee, adopted and approved the form, terms and provisions of the Company’s 2012 Equity Incentive Plan (the “2012 equity incentive plan”), subject to stockholder approval at the Company’s 2012 annual meeting of stockholders. The 2012 equity incentive plan provides for the grant of ISOs, NQSOs, SARs, stock units, restricted stock, restricted stock units, performance awards and other equity-based awards to employees and other key personnel. Awards requiring exercise will be granted at an exercise price determined by the Company’s compensation committee at the time the award is granted, and may not be less than the fair market value of the common stock at the date of grant. The maximum term of any award granted pursuant to the 2012 equity incentive plan is 10 years from the date of grant.

Historically, the long-term incentive compensation granted by the Company has consisted primarily of stock options, including ISOs or NQSOs. Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company receives a tax deduction for the exercise of NQSOs. The Company has not recognized any income tax benefit for the three months ended March 31, 2012 and 2011 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

In general, stock option awards granted under the 2012 equity incentive plan vest 25% per year over a four-year period as an incentive to retain the Company’s employees.  The 2012 equity incentive plan provides that upon the occurrence of certain major corporate transactions, such as in the event of a merger or similar transaction, the administrator must provide for either the assumption or substitution of the outstanding awards, or the cash-out of the outstanding awards. For those awards that are assumed or substituted by the surviving entity, the 2012 equity incentive plan provides that the Administrator may provide for accelerated vesting upon a change in control.

The 2012 equity incentive plan provides for 4,000,000 shares of the Company’s common stock, par value $0.001 per share, to be made available initially for issuance pursuant to awards granted, and for additional shares to become available in connection with the termination or forfeiture of awards under the Company’s expired 2001 stock incentive plan and pursuant to an “evergreen provision” that provides an annual increase up to two percent (2%) of the number of shares of common stock outstanding. The 2012 equity incentive plan authorizes the issuance of awards following the board of directors’ approval of the plan in February 2012, and prior to stockholder approval. Accordingly, a total of 1,203,375 of stock option awards have been granted pursuant to the 2012 equity incentive plan as of March 31, 2012; however, these awards are conditioned upon obtaining stockholder approval at the 2012 annual meeting of stockholders (or within 12 months of the board of directors’ adoption of the 2012 equity incentive plan).

As of March 31, 2012, a total of 1,203,375 options to purchase shares of common stock were issued and outstanding and no shares of common stock had been issued upon the exercise of outstanding options. In addition, a total of 4,588 options previously awarded under the Company’s 2001 stock incentive plan have been forfeited since adoption of the 2012 equity incentive plan by the board of directors. Accordingly, as of March 31, 2012, a total of 2,801,213 shares of common stock remain available for future issuance in connection with the 2012 equity incentive plan, subject to stockholder approval. The options generally vest over a period of four years and remain exercisable for up to 10 years from the date of grant.

Under the 2012 equity incentive plan, during the three months ended March 31, 2012, the Company granted stock options to purchase an aggregate of 1,203,375 shares of its common stock at a weighted-average exercise price of $2.08 per share. Under the 2001 stock incentive plan, during the three months ended March 31, 2011, the Company granted stock options to purchase an aggregate of 584,150 shares of its common stock at a weighted-average exercise price of $13.47 per share. No stock options have been granted under the 2001 stock incentive plan in 2012.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.    Stock-Based Compensation (continued)

There were no shares of common stock issued upon option exercises during the three months ended March 31, 2012, compared to 18,159 shares issued upon option exercises for the same period in 2011.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC  718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (“ASC 718”), using the modified prospective method of transition.  Under that transition method, compensation expense recognized in the three months ended March 31, 2012 and 2011 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC 718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the three months ended March 31, 2012 and 2011 as follows:

	2012	2011
Risk free interest rate	0.87%	2.36%
Expected dividend yield	0	0
Volatility factor of the expected market price	76%	76%
Forfeiture rate	14.7%	8.3%
Weighted average expected life of the option	4.6 to 8.0 years	4.4 to 8.0 years

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

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ materially from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The forfeiture rate has increased as of March 31, 2012 due to employee turnover and the expiration of vested awards with an exercise price greater than the current market price. The Company believes the higher forfeiture rate is indicative of current expectations, and accordingly, the Company continues to believe that their estimation methodology is appropriate.

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

In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the 2001 stock incentive plan and the 2012 equity incentive plan totaling $714,246 and $899,965 for the three months ended March 31, 2012 and 2011, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

2005 Employee Stock Purchase Plan

In 2005, the Company and its stockholders approved the 2005 Employee Stock Purchase Plan (the “purchase plan”), effective upon completion of the Company’s initial public offering in May 2006. In November 2006, the Company’s board of directors amended the purchase plan to expand the employees eligible to participate in the purchase plan and to clarify the offering periods. In February 2012, the Company’s board of directors adopted, subject to stockholder approval at the 2012 annual meeting of stockholders, an amendment to the purchase plan that would increase by 400,000 shares the total number of shares of the Company’s common stock authorized for issuance under the purchase plan.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.     Stock-Based Compensation (continued)

The purchase plan provides the Company’s employees and those of its subsidiaries with an opportunity to purchase shares of its common stock directly from the Company at a discount to the market price. The purchase plan will terminate in 2015 unless sooner terminated by the Company. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

The February 2012 amendment to the purchase plan would increase the maximum number of shares of common stock available for sale under the purchase plan from 200,000 shares to 600,000 shares, subject to stockholder approval at the 2012 annual meeting of stockholders. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase shares of common stock through payroll deductions up to 15% of their eligible base compensation, at a price equal to 85% of the lower of the beginning or ending quarterly market price. Employees became eligible to participate in the purchase plan beginning July 1, 2006.

As of March 31, 2012, a total of 429,164 shares of common stock remain available for issuance under the purchase plan, including the additional 400,000 shares which are subject to stockholder approval. In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $7,716 and $9,967 during the three months ended March 31, 2012 and 2011, respectively.

401(k) Profit Sharing Plan & Trust

Effective January 1, 2004, the Company began sponsoring the 401(k) Profit Sharing Plan & Trust (the “401(k) plan”), which is a defined contribution retirement plan covering substantially all the Company’s employees, subject to certain minimum age and service requirements. Participation in the 401(k) plan is optional. The Company provides matching contributions, which for plan years prior to 2011 was at the discretion of the Company’s board of directors. Effective January 1, 2011, in order to bring the 401(k) plan within safe harbor provisions and eliminate the need for annual discrimination testing, the board amended the 401(k) plan so that the Company’s matching contribution is no longer discretionary. The Company match generally consists of matching contributions in shares of the Company’s common stock valued at up to 4% of eligible employee compensation and will vest immediately. Such matching contributions are generally awarded during the first quarter of each calendar year, but cover the previous calendar year just ended resulting in compensation expense recorded in that previous calendar year.

In February 2012, the Company’s board of directors adopted and approved an increase of 400,000 shares to the total number of securities remaining available for future issuance under the 401(k) plan.

As of March 31, 2012, there were 350,211 shares remaining available for issuance under the 401(k) plan, including the additional 400,000 shares. In accordance with the provisions of ASC 718, the Company records stock-based compensation expense in connection with the 401(k) plan at the time of the Company match at year-end. Accordingly, the Company has not recorded stock-based compensation expense in connection with the 401(k) plan for the three months ended March 31, 2012 and 2011, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.     Stock-Based Compensation (continued)

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth a summary of the securities issuable under the Company’s 2001 long-term stock incentive plan, 2012 equity incentive plan, 2005 employee stock purchase plan and 401(k) profit sharing plan as of March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2001 Long-Term Stock Incentive Plan (1)	2,604,524	$11.47	0
2012 Equity Incentive Plan (2)	1,203,375	$2.08	2,801,213
2005 Employee Stock Purchase Plan (3)	N/A	N/A	429,164
Employee 401(k) Plan Company Match (4)	N/A	N/A	350,211
Total	3,807,899		3,580,588

(1)	The 2001 long-term stock incentive plan expired in 2011 and no further options will be granted under this plan. However, options that are forfeited due to employee termination, option expiration, etc. since adoption of the 2012 equity incentive plan by the Company’s board of directors will be added to the number of securities remaining available for future issuance under the 2012 equity incentive plan.

(2)	In February 2012, the Company’s board of directors adopted and approved the 2012 equity incentive plan, subject to stockholder approval at the Company’s 2012 annual meeting.

(3)	In February 2012, the Company’s board of directors adopted and approved an amendment to the 2005 employee stock purchase plan to increase by 400,000 shares the total number of securities remaining available for future issuance under the 2005 employee stock purchase plan, subject to stockholder approval at the Company’s 2012 annual meeting. The additional 400,000 shares are reflected in this balance.

(4)	In February 2012, the Company’s board of directors adopted and approved an increase of 400,000 shares to the total number of securities remaining available for future issuance under the 401(k) profit sharing plan. The additional 400,000 shares are reflected in this balance.

16.    Income Taxes

At March 31, 2012, the Company had federal net operating loss (“NOL”) carryforwards of $130,820,844, of which $2,067,626 originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at March 31, 2012 totaled $116,147,564 and will expire between 2013 and 2031. To the extent of NOL carryforwards related to the stock option deductions for disqualifying dispositions, when realized, the resulting benefits will be credited to stockholders’ equity. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at March 31, 2012 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2012. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

16.    Income Taxes (continued)

The Company incurred net operating losses, and no income tax expense has been recorded, for the three months ended March 31, 2012 and 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. However, loss carryforwards from closed years are still subject to U.S. federal examinations or state and local income tax examinations by tax authorities from the originating year.

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

As a result of implementing ASC 740, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the three months ended March 31, 2012 and 2011.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

BioMimetic Therapeutics, Inc. (“we,” “us” or “our”) is a biotechnology company specializing in the development and commercialization of innovative products to promote the healing of musculoskeletal injuries and diseases, including therapies for orthopedic, sports medicine and spine applications.

Our Augment® platform of products and product candidates include an engineered version of recombinant human platelet-derived growth factor BB (“rhPDGF-BB”), one of the principal wound healing and tissue repair stimulators in the body. Our platform regenerative technology for promoting tissue healing and regeneration combines rhPDGF-BB with tissue specific matrices, when appropriate. The matrices are engineered or natural scaffold materials, such as Beta Tri-Calcium Phosphate (“ß-TCP”), which have a history of demonstrated safety and efficacy in previous uses. Our platform regenerative technology may offer physicians advanced biological solutions to actively stimulate the body’s natural tissue regenerative process. We believe that our products and product candidates, if approved by the appropriate regulatory authorities, may offer new, effective and in some cases less invasive treatment options for the repair of bone, cartilage, tendons and ligaments, thus helping patients recover from their injuries and improving their quality of life.

Through the commercialization of this patented technology, we seek to become the leading company in the field of regenerative medicine. Our products and product candidates include the following:

•	Augment® Bone Graft (“Augment”);

•	Augment® Injectable Bone Graft (“Augment Injectable”);

•	Augment® Rotator Cuff Graft (“Augment Rotator Cuff”); and

•	Augmatrix TM Biocomposite Bone Graft (“Augmatrix”).

We have sponsored clinical trials with our three leading product candidates (Augment, Augment Injectable and Augment Rotator Cuff) for use in multiple orthopedic and sports medicine indications including the treatment of foot and ankle fusions, the stimulation of wrist fracture healing, and the surgical treatment of rotator cuff tears. In 2012, we began marketing Augmatrix as a family of tissue specific grafting materials that has been cleared by the U.S. Food and Drug Administration (“FDA”) for use in orthopedic indications.

We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with various regulatory approvals of our initial product candidates, including the following:

•	GEM 21S® Growth-factor Enhanced Matrix (“GEM 21S”) - We developed GEM 21S as our first periodontal product and later sold it to Luitpold Pharmaceuticals, Inc. (“Luitpold”). GEM 21S was approved by the FDA in the United States in 2005 and by Health Canada (“HC”) in Canada in 2006. In January 2012, we announced receipt of the CE Mark for GEM 21S in the European Union (“EU”); however, at the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark.

•	Augment - In 2009, Augment was approved by HC for commercialization in Canada. In 2011, Augment was listed by the Australian Therapeutics Goods Administration (“TGA”) in Australia and by the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in New Zealand, clearing the way for commercialization of Augment in Australia and New Zealand, respectively.

Our key business objectives consist of our efforts to pursue regulatory approvals in the United States and in several markets located outside of the United States (“OUS”), preparing for and carrying out the commercial adoption of Augment in Canada, Australia, New Zealand and other OUS markets, the introduction of Augmatrix to complement our existing orthobiologic portfolio of product candidates, the continued development of our other product candidates, and managing our cash and investments.

FDA Review of Pre-Market Approval (“PMA”) Application for Augment

A key priority requiring our management’s attention is the approval of Augment in the United States. In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA related to our PMA application for Augment. The letter stated that Augment was not approvable until certain additional requests from the FDA were satisfied, and if those requests could not be satisfied with the data from the existing pivotal trial, a new study might be necessary. Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study include a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups. We continue to work toward completion of the requested additional analyses and anticipate that by the middle of 2012 we will submit an amendment to the Augment PMA that will include the requested additional information. If the submission is timely and satisfactorily addresses the FDA’s issues, and does not raise new concerns, product approval could occur between April 2013 and January 2014.

Regulatory and Commercialization Activities Outside of the United States

We are currently pursuing additional regulatory approvals in the United States as well as several OUS markets. Our current focus is on near-term approvals where we can access the market within the next 12 to 15 months, or less. In addition to our efforts for the commercial adoption of Augment in Canada, Australia and New Zealand, other potential OUS markets we are pursuing include countries in the EU, South America, Asia and the Middle East. In addition, we are awaiting reimbursement decisions in Australia and New Zealand.

We continue to work with the EU regulatory authorities toward a final CE Mark decision for GEM 21S.  Earlier this year, at the request of Luitpold, the EU regulatory authorities began re-evaluating the CE Mark previously granted for GEM 21S to determine if GEM 21S was properly classified as a medical device rather than as a medicinal product.  Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark as well as their review of the Augment CE Mark application until the GEM 21S re-evaluation process is finalized.  Luitpold has therefore notified us that it is evaluating whether the $10.0 million milestone conditions for GEM 21S have been satisfied. Even if the EU determines that the CE Mark was properly granted, Luitpold may contend that no milestone payment is required. We are considering our options in the event Luitpold does not make the payment.

We continue to expect to file the Device License Application (“DLA”) for approval of Augment Injectable in Canada and release top-line data from our 75-patient Canadian registration study around the middle of 2012, perhaps in conjunction with the American Orthopedic Foot and Ankle Society’s (“AOFAS”) summer meeting. The Augment Injectable study is a randomized, controlled study designed to demonstrate non-inferiority of the product to autograft in foot and ankle fusion surgeries.

Commercialization of Augmatrix

In April 2012, we shipped the first orders of Augmatrix to distributors within our existing sales network who have begun the process of getting Augmatrix stocked in hospitals and surgical centers while educating surgeons on the attributes of the product line. Augmatrix is a family of tissue specific grafting materials that has been FDA cleared for use in orthopedic indications. The Augmatrix product line is comprised of carbonate-apatite (calcium phosphate) and bovine Type I collagen and is designed to be combined with bone marrow aspirate (“BMA”). The products are available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. We believe the addition of the Augmatrix product line will provide surgeons with a range of bone grafting solutions to procedures for which our rhPDGF-BB based offerings will not initially be indicated, and will complement our existing orthobiologic portfolio allowing us to penetrate the large bone graft substitutes market earlier than anticipated.

Managing our cash and investments

As of March 31, 2012, our balance of cash and investments totaled $54.5 million. We continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to requests from the FDA and be in a position to begin commercialization of Augment in the United States. Given the uncertainty surrounding the FDA review process of our PMA application for Augment, and our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA, we have determined it necessary to conserve resources until there is further clarity from the FDA regarding Augment. For example, we re-engaged discussions with the FDA regarding the current Augment Injectable study design and have voluntarily suspended additional screening and enrollment of patients in the Augment Injectable study. Once we have more clarity on a study design that we believe will be acceptable to the FDA, we may decide to restart enrollment at that time. Also, in January 2012, we reduced our employee workforce by approximately 25%. We believe that the reduction will permit us to conserve cash and dedicate our resources to obtaining a final decision from the FDA on our Augment PMA application.

Since our inception in 1999, we have incurred losses from operations each year.  As of March 31, 2012, our accumulated deficit was $166.8 million.  We recorded revenues of $0.5 million for the three months ended March 31, 2012, which consists primarily of sublicense fee income, royalty income and product sales. In view of our limited revenue at this time, we continue to closely monitor our cash and investments balance and manage expenses. The uncertainty surrounding the FDA’s review of our PMA application for Augment as described above, as well as the continuing volatile business and economic environment, including the ensuing market instability and uncertainty, may continue to impact our general business strategy and may adversely affect our business, financial condition and results of operation. Also, the economy may impact the demand for elective medical procedures that we are targeting with certain of our product candidates, or may impact the pricing that we may set for our products, if approved. Accordingly, the impact of the FDA review process and the economy on commercial opportunities, such as our anticipated commercial launch of Augment in the United States, remains uncertain. Although the size and timing of our future operating losses are subject to this significant uncertainty, we expect that operating losses may continue over the next several years as we continue to fund our research and development activities, clinical trials, and regulatory and commercialization efforts.

Financial Operations Overview

From our inception in 1999 through March 31, 2012, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, royalties and product sales. As of March 31, 2012, our balance of cash and investments totaled $54.5 million, which included $20.4 million in cash and cash equivalents and $34.1 million in short-term investments classified as available-for-sale consisting of U.S. government sponsored enterprise (“GSE”) securities, corporate bonds and commercial paper.

Revenues

Our recent revenues have been limited and are comprised primarily of product sales, royalty income and sublicense fee income.

Product sales revenues for the three months ended March 31, 2012 were $0.1 million and were derived from sales of Augment in Canada and Australia. We are marketing Augment in Canada through an exclusive independent sales agent and in Australia and New Zealand through an exclusive medical device distributor experienced in orthobiologics. We do not anticipate significant revenues from sales of Augment in Canada, Australia and New Zealand in the near term.

Royalty income for the three months ended March 31, 2012 was $0.1 million, and is based on net sales of GEM 21S as reported to us by Luitpold, who owns the rights to GEM 21S and markets it through its Osteohealth Company in the United States and Canada. We expect to continue to receive royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S in accordance with the terms and conditions of our 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold.

Sublicense fee income for the three months ended March 31, 2012 was $0.2 million, and is based on the straight-line amortization of certain milestone payments previously received from Luitpold. In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. Even if the EU determines that the CE Mark was properly granted, Luitpold may contend that no milestone payment is required. We are considering our options in the event Luitpold does not make the payment. If we receive this milestone payment, it will be amortized and recorded to sublicense fee income.

Research and Development Expenses

A significant portion of our expenditures are incurred in connection with research and development activities. As we evaluate all development and commercialization plans, we have been seeking to curtail expenses, including those related to certain research and development activities, as we work with the FDA on an approval pathway for Augment.

We continue to incur research and development expenses related to our ongoing Augment Injectable pivotal clinical trial in Canada, Augment Rotator Cuff pilot clinical study in Canada, and North American pivotal trial for Augment Injectable. However, our efforts to curtail research and development expenses may result in our delaying potential increases in our staffing of research and development personnel and delaying certain development programs. We will make determinations as to which product candidates and development programs to advance, and how much funding to direct to each, on an ongoing basis in response to their scientific and clinical success and our available resources.

Direct external costs represent significant expenses paid to third parties that specifically relate to the development and commercialization of our products and product candidates, such as payments to contract research organizations, clinical investigators, manufacture of clinical material, consultants, contract manufacturing start-up costs, manufacturing scale-up costs, milestone payments and insurance premiums for clinical studies.  Internal costs represent expenses for employee costs (salaries, payroll taxes, benefits, and travel) for employees of the manufacturing, regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments.  Research and development spending for past periods is not indicative of spending in future periods.

The following table summarizes our research and development expenses for the three months ended March 31, 2012 and 2011:

	Research and Development Expenses
	Three months ended March 31,
Market	2012	2011

Direct external:
Periodontal	$38	$7,467
Orthopedic	640,377	841,011
Sports medicine	90,509	345,079
	730,924	1,193,557
Internal:
Periodontal	41,824	90,773
Orthopedic	1,530,584	2,030,998
Sports medicine	464,292	769,504
	2,036,700	2,891,275
Total	$2,767,624	$4,084,832

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, which were $3.4 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively, have decreased in 2012 as we continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to requests from the FDA and be in a position to begin commercialization of Augment in the United States. As described in “Overview” above, given the uncertainty surrounding the FDA review process of our PMA application for Augment, and our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA, we have determined it necessary to conserve resources until there is further clarity from the FDA regarding Augment. Also, in January 2012, we reduced our employee workforce by approximately 25%. We believe that the reduction will permit us to conserve cash and focus our resources on obtaining a final decision from the FDA on our Augment PMA application.

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

Any failure to complete the development of Augment or any of our other product candidates in a timely manner, or any failure to successfully market and commercialize Augment or any of our other product candidates, could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, in Item 1A under the heading “Risk Factors” and in this Quarterly Report under Item 1A “Risk Factors.”

Other Income and Expense

Other income and expense as reflected in our condensed consolidated statements of comprehensive income include interest income and expense, investment income and losses, foreign currency translation gains and losses, grant income and various gains or losses resulting from one-time or unusual transactions.

Milestone and Royalty Payments

Various milestone and royalty payments were required under our agreements with Luitpold, Kensey Nash Corporation (“Kensey Nash”), Novartis Vaccines and Diagnostics, Inc. (“Novartis”), and Collagen Matrix, Inc. (“CMI”) as well as our intellectual property license agreements with ZymoGenetics, Inc. (“ZymoGenetics”) and Harvard University (“Harvard”). Luitpold may be required to make certain milestone payments to us, and we may be required to make certain milestone payments to Kensey Nash and CMI based on the occurrence of certain events. The milestone payments to Kensey Nash and CMI relate to the achievement of certain clinical developments, regulatory filings, approvals and sales levels for Augment Injectable (Kensey Nash) and Augmatrix (CMI).

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

In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. Even if the EU determines that the CE Mark was properly granted, Luitpold may contend that no milestone payment is required. We are considering our options in the event Luitpold does not make the payment.

Other than the specific milestone payments discussed in Item 1 “Business – Milestone and Royalty Payments” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those listed above, we believe that a substantial portion of future milestone payments are not material to our business or prospects because we anticipate that they will occur well in the future, or they are conditioned upon achieving product sales targets which also are well in the future or represent sales targets which are substantially in excess of the current or foreseeable sales targets, the achievement of which, if attained, would be in the future.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net loss for the three months ended March 31, 2012 was $6.1 million, or $0.22 per diluted share, compared to net loss of $8.0 million, or $0.28 per diluted share, for the same period in 2011. We anticipate that our operating losses, which are only partially offset by product sales, royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we implement our sales and marketing efforts to represent our products.

Product Sales Revenue

We recorded product sales revenues of approximately $0.1 million for the three months ended March 31, 2012 compared to $0.1 million for the same period in 2011. We are selling Augment in Canada through an exclusive independent sales agent, who sells Augment through a network of independent distributors across Canada. Also, Augment has been cleared for commercialization in Australia and New Zealand pursuant to the listing of Augment by the TGA in Australia and Medsafe in New Zealand, respectively. We are marketing Augment through an exclusive independent distributor of medical devices in Australia and New Zealand. We do not anticipate significant revenues from sales of Augment in Canada, Australia and New Zealand in the near term.

We are currently seeking additional regulatory approvals of our products and product candidates in the United States, Europe, and certain other countries around the world. We expect product sales revenues to increase when, and if, these efforts materialize. Most significantly, we expect product sales of Augment to commence in the United States if and when the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 was $15,468 compared to $12,698 for the same period in 2011. Cost of sales is comprised of the following costs: raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process. The cost of sales will vary in direct correlation to the volume of product sales.

Royalty and Sublicense Fee Income

Royalty income for the three months ended March 31, 2012 was $0.1 million, which is comparable to $0.1 million for the same period in 2011. As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.

Sublicense fee income for the three months ended March 31, 2012 was $0.2 million, which is comparable to $0.2 million for the same period in 2011. Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages, benefits, payroll taxes and stock compensation expense for internal research and development personnel, and relate to new and ongoing clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings. These expenses for the three months ended March 31, 2012 were $2.8 million compared to $4.1 million for the same period in 2011. The $1.3 million decrease resulted from:

•	a decrease of $0.5 million in professional fees and manufacturing activities, as costs associated with our Augment Injectable clinical trial have decreased since we voluntarily suspended additional screening and enrollment of patients to conserve resources and focus our attention on addressing the Augment PMA;

•	a decrease of $0.7 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the research and development function; and

•	a decrease of $0.1 million in general business activities in the research and development function, such as travel, recruiting and relocation, lab supplies, and freight.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $3.4 million, compared to $4.0 million for the same period in 2011. Driven by our efforts to carefully manage expenses and conserve resources given the uncertainty surrounding the FDA review process of our PMA application for Augment, offset partially by our sales, marketing and customer service efforts, particularly in connection with our activities surrounding our preparation for commercial launch of Augment and Augmatrix, the $0.6 million decrease resulted from:

•	a decrease of $0.4 million in professional fees;

•	a decrease of $0.1 million in rent and utilities; and

•	a decrease of $0.1 million in general business activities in the selling, general and administrative function, such as travel, conferences and seminars, recruiting and relocation, dues and subscriptions, and office supplies.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended March 31, 2012 was $0.4 million, compared to $0.3 million for the same period in 2011.  During the second quarter of 2011, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized, thereby commencing depreciation expense for the leasehold improvements at that time.

Patent License Fee Amortization

Patent license fee amortization for the three months ended March 31, 2012 was $10,503, compared to $8,058 for the same period in 2011. Ongoing amortization expense is attributable to the capitalization of patent license fees, which amounted to a cumulative $2.6 million as of March 31, 2012.

Interest and Investment Income

Total net interest and investment income for the three months ended March 31, 2012 was $21,925, compared to $39,062 for the same period in 2011. Interest rates earned on our cash and cash equivalents averaged 0.01% during the three months ended March 31, 2012, compared to same period in 2011 when interest rates ranged from 0.01% to 0.012%.

Provision for Income Taxes

At March 31, 2012, we had federal NOL carryforwards of $130.8 million, of which $2.1 million originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at March 31, 2012 totaled $116.1 million and will expire between 2013 and 2031. To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2012, net cash used in operating activities was $6.9 million. Sources of cash primarily consisted of product sales and royalty income. Uses of cash primarily consisted of salaries and benefits, clinical trials, research and development activities and general corporate operations.

Net cash provided by investing activities was $8.8 million for the three months ended March 31, 2012 and consisted of net sales of investments, purchases of property and equipment and payment of capitalized patent costs. Net cash provided by financing activities was $27,876 for the three months ended March 31, 2012 and consisted of payments on capital lease obligations and net proceeds from issuance of common stock under our stock-based compensation plans.

For the three months ended March 31, 2011, net cash used in operating activities was $7.9 million, primarily consisting of salaries & benefits, clinical trials, research and development activities and general corporate operations. Net cash provided by investing activities was $21.2 million for the three months ended March 31, 2011 and consisted of net sales of short-term and long-term investments, purchases of property and equipment and capitalized patent costs. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2011 and consisted of net proceeds from issuance of common stock under our stock-based compensation plans.

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

Royalties and Milestones

In January 2008, we sold our remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As a result of this transaction, we expect to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026. For the three months ended March 31, 2012 and 2011, we recorded royalty income in our condensed consolidated statements of comprehensive income of $0.1 million and $0.1 million, respectively. In addition, we believe that upon receipt of the CE Mark in the EU for GEM 21S, obtained on behalf of Luitpold, we are entitled to a $10.0 million final milestone payment pursuant to the terms of our sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has therefore notified us that it is evaluating whether the milestone conditions have been satisfied. Even if the EU determines that the CE Mark was properly granted, Luitpold may contend that no milestone payment is required. We are considering our options in the event Luitpold does not make the payment.

We have licensed a number of U.S. patents and their foreign counterparts covering various formulations of rhPDGF or manufacturing processes for rhPDGF. All of the licensed intellectual property covering our current product candidates has expired, and all of our financial obligations with respect to such licenses have ended. In accordance with an amendment to the Patent License Agreement with ZymoGenetics, we paid a $1.5 million royalty in July 2011 as final payment under that agreement. In addition, various other milestone and royalty payments may be required to be paid to us under our agreements with Luitpold or paid by us under our agreements with Kensey Nash and CMI. Refer to “Financial Operations Overview - Milestone and Royalty Payments” for more information regarding these royalty and milestone payments.

Cash and Cash Equivalents and Investments

As of March 31, 2012, the remaining net proceeds from our net cash flows, capital offerings, the sale of our orofacial therapeutic business, and our royalties and milestones have been invested conservatively in cash and cash equivalents and investments in GSE securities, corporate bonds and commercial paper.

As of March 31, 2012, we had $20.4 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit. In addition to the balance of cash and cash equivalents at March 31, 2012, we had $34.1 million in short-term investments classified as available-for-sale consisting of $12.5 million in GSE securities, $13.1 million in corporate bonds, and $8.5 million in commercial paper. The short-term GSE securities have maturity dates ranging from May 2012 to August 2012 with coupon rates ranging from 0.222% to 0.33%. The corporate bonds have maturity dates ranging from April 2012 to January 2013 with coupon rates ranging from 1.375% to 6.95%. The commercial paper investments have maturity dates ranging from May 2012 to November 2012.

We believe that the March 31, 2012 balance of our cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements at least through 2013.

Contractual Obligations

Our major outstanding contractual obligations relate to our capital leases for office equipment, operating leases for our facilities, and purchase and supplier obligations for inventory raw materials. We had previously executed supply agreements with Novartis and Cam Bioceramics BV for purchases of inventory raw materials. In February 2012, we entered into a supply agreement with Collagen Matrix, Inc. (“CMI”) under which CMI will supply their Matrix product to us for resale to unrelated third parties as part of our Augmatrix product line. The agreement provides that we shall have the exclusive right to purchase the Matrix product from CMI and the exclusive right to sell the Matrix product in all countries where it is approved for marketing or sale by the applicable regulatory authority. The agreement also provides that CMI shall be the exclusive manufacturer and supplier of the Matrix product to us. The agreement includes certain milestone payments that we are obligated to pay CMI that are either time-based or based on certain cumulative sales thresholds. In addition, we are obligated to meet annual minimum purchase commitments. The agreement also provides for certain termination penalties, including: (1) a $750,000 termination fee if we terminate the agreement within the first year, (2) additional minimum purchase obligations if we terminate the agreement in the first or second years, and (3) a $1.5 million termination fee if the agreement is terminated by a third party that acquires us.

Under the agreements with Novartis, Cam Bioceramics BV and CMI as of March 31, 2012, we have agreed to certain minimum purchase commitments or binding orders for purchases of inventory raw materials of which there are commitments and binding orders of $4.5 million for 2012 and estimated aggregate commitments and binding orders of $27.5 million for 2013 through 2018.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are similar in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. We adopted ASU 2011-04 as of January 1, 2012, and the adoption did not have a material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2012.

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

ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We adopted ASU 2011-05 and ASU 2011-12 as of January 1, 2012.

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

The components of our comprehensive losses for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012 (in thousands)	2011 (in thousands)
Net loss	$(6,117)	$(7,953)
Other comprehensive loss:
Net unrealized gain (loss) on foreign currency translation	1	(5)
Net unrealized gain on investments classified as available for sale	4	29
Comprehensive loss	$(6,112)	$(7,929)

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates averaging 0.01% during the three months ended March 31, 2012. We have not used derivative financial instruments for speculation or trading purposes.

At March 31, 2012, we had $20.4 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit. In addition to the balance of cash and cash equivalents at March 31, 2012, we had $34.1 million in short-term investments classified as available-for-sale and consisting of GSE securities, corporate bonds and commercial paper. These investments have maturity dates ranging from April 2012 to January 2013 and coupon rates ranging from 0.222% to 6.95%.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against us and certain of our officers on behalf of certain purchasers of our common stock.  The complaint alleges that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business, operations, management, future business prospects and the intrinsic value of our common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  In February 2012, the Company and the other defendants in the case filed a motion to dismiss the complaint.

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

We plan to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation.  The outcome of these matters is uncertain, however, and we cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits.  In connection with these claims, as of March 31, 2012, we have cumulatively recorded $0.3 million for estimated legal defense costs under our applicable insurance policies. However, there can be no assurance as to the ultimate outcome of these claims or whether our applicable insurance policies will provide sufficient coverage for these claims.

We are not a party to any other legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on our business, financial condition and results of operations.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider our risk factors as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  The risks disclosed in those risk factors could materially affect our business, financial condition and operating results and may not be the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Filed	Description

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006).

3.2		Certificate of Amendment of the registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 8-K filed on June 15, 2011).

3.3		Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008).

10.1 *	(a)	2012 Management Cash Incentive Plan.

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(a)	Section 1350 Certification of the Chief Executive Officer

32.2	(a)	Section 1350 Certification of the Chief Financial Officer

101	(a)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(a)	Filed herewith.

*	Indicates compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2012

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch

Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock

Larry Bullock
Chief Financial Officer

