Form 10-Q
period 2012-06-30
BIOMIMETIC THERAPEUTICS, INC.
filed 2012-08-02
CIK 1138400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were issued and outstanding 28,216,493 shares of the registrant's common stock.

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

Any or all of our forward-looking statements may turn out to be inaccurate. Forward-looking statements may be affected by known or unknown risks and uncertainties, including the risks and uncertainties described in “Risk Factors” (Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2011, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, in this Quarterly Report on Form 10-Q, and in the reports we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Quarterly Report on Form 10-Q may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

You should not unduly rely on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise and we do not have a policy of doing so. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2011, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, in this Quarterly Report on Form 10-Q and in any future filings we may make from time to time, with the SEC.

ii

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOMIMETIC THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$18,464,471	$18,503,061
Investments - short term	30,636,839	42,950,397
Receivables - trade, net	114,432	85,759
Receivables - other	258,955	1,121,596
Inventory, net	3,661,147	3,528,771
Prepaid expenses	639,955	485,385
Total current assets	53,775,799	66,674,969
Receivables - long term	73,326	73,801
Prepaid expenses - long term	2,107	4,577
Property and equipment, net	4,601,476	5,304,565
Capitalized patent license fees, net	2,577,724	2,443,590
Deposits	385,000	385,000
Total assets	$61,415,432	$74,886,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,272,918	$2,392,910
Accrued payroll, employee benefits and payroll taxes	1,728,871	2,430,701
Other accrued expenses	354,443	634,216
Current portion of capital lease obligations	88,280	83,921
Deferred revenue	973,133	973,849
Total current liabilities	4,417,645	6,515,597
Accrued rent - related party	637,270	622,950
Capital lease obligations	89,110	131,724
Deferred revenue	13,123,093	13,604,641
Total liabilities	18,267,118	20,874,912

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,216,493 shares issued and outstanding as of June 30, 2012; 28,128,280 shares issued and outstanding as of December 31, 2011	28,217	28,128
Additional paid-in capital	216,297,090	214,626,320
Accumulated other comprehensive loss	3,272	4,490
Accumulated deficit	(173,180,265)	(160,647,348)

Total stockholders’ equity	43,148,314	54,011,590

Total liabilities and stockholders’ equity	$61,415,432	$74,886,502

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$139,259	$72,868	$242,133	$148,912
Royalty income	40,534	124,281	160,271	207,451
Sublicense fee income	242,132	242,132	484,264	481,603
Other income	15,165	0	16,800	0
Total revenues	437,090	439,281	903,468	837,966
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	38,851	9,136	54,319	21,834
Research and development (a)	2,754,252	3,763,403	5,521,876	7,848,235
Selling, general and administrative (b)	3,712,784	4,653,058	7,160,822	8,675,315
Depreciation and capital lease amortization	353,976	270,102	718,892	534,350
Patent license fee amortization	10,503	9,551	21,006	17,609
Total costs and expenses	6,870,366	8,705,250	13,476,915	17,097,343
Loss from operations	(6,433,276)	(8,265,969)	(12,573,447)	(16,259,377)

Interest expense, net	(812)	(1,727)	(1,526)	(2,342)
Investment income, net	18,442	26,493	41,080	66,170
Gain (loss) on foreign currency translation and other transactions	(15)	166	976	1,198
Loss before income taxes	(6,415,661)	(8,241,037)	(12,532,917)	(16,194,351)
Income taxes	0	0	0	0

Net loss	$(6,415,661)	$(8,241,037)	$(12,532,917)	$(16,194,351)

Basic and diluted net loss per share	$(0.23)	$(0.29)	$(0.44)	$(0.58)

Comprehensive loss	$(6,422,197)	$(8,246,997)	$(12,534,135)	$(16,176,288)

Weighted average shares used to compute basic and diluted net loss per share	28,199,501	27,983,648	28,172,371	27,957,662

Related party disclosures:
(a) Research and development includes professional fees to related parties	$1,000	$5,500	$1,000	$5,500
(b) Selling, general and administrative includes rent and operating expenses to related parties	$509,285	$477,603	$1,018,532	$956,587

See accompanying notes.

BIOMIMETIC THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(12,532,917)	$(16,194,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and capital lease amortization expense	718,892	534,350
Patent license fee amortization	21,006	17,609
Net unrealized gain (loss) on foreign currency translation	1,046	(1,838)
Non-cash stock-based compensation expense	1,431,333	1,874,257
Non-cash issuance of common stock	156,241	15,637
Bad debt expense	3,319	679
Changes in operating assets and liabilities:
Receivables	831,124	(6,736)
Inventory	(132,376)	(1,301,319)
Prepaid expenses	(152,100)	(131,245)
Accounts payable, accrued payroll and other accrued expenses	(2,087,273)	150,502
Deferred revenue	(482,264)	(481,603)
Net cash used in operating activities	(12,223,969)	(15,524,058)

Cash flows from investing activities
Capitalized patent license fees	(155,140)	(411,137)
Equipment deposits	0	(30,000)
Purchases of property and equipment	(15,803)	(1,715,420)
Purchases of investments	(24,300,077)	(46,209,964)
Sales of investments	36,611,370	68,645,000
Net cash provided by investing activities	12,140,350	20,278,479

Cash flows from financing activities
Payments on capital lease obligations	(38,255)	(37,349)
Issuance of common stock under compensation plans	83,284	163,946
Net cash provided by financing activities	45,029	126,597

Net (decrease) increase in cash and cash equivalents	(38,590)	4,881,018
Cash and cash equivalents, beginning of period	18,503,061	11,628,329
Cash and cash equivalents, end of period	$18,464,471	$16,509,347

Supplemental disclosures of cash flow information
Interest paid	$1,944	$2,850

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, BioMimetic Therapeutics Limited in the United Kingdom, BioMimetic Therapeutics Pty Ltd. in Australia, BioMimetic Therapeutics Canada, Inc., and BioMimetic Therapeutics USA, Inc.  Inter-company balances and transactions are eliminated in consolidation.  As of June 30, 2012, BioMimetic Therapeutics Limited had no employees and had no operating activities other than making and maintaining regulatory submissions for the Company’s product candidates in the European Union (“EU”).  BioMimetic Therapeutics Pty Ltd. was established in 2011 to facilitate sales activities in Australia for Augment™ Bone Graft (“Augment”), the Company’s first orthopedic product, which in 2011 was listed by the Australian Therapeutics Goods Administration (“TGA”) in Australia and by the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) in New Zealand, clearing the way for commercialization of Augment in Australia and New Zealand, respectively. BioMimetic Therapeutics Canada, Inc. was established in 2010 to facilitate sales activities in Canada for Augment, which received regulatory approval from Health Canada (“HC”) in 2009. As of June 30, 2012, BioMimetic Therapeutics Pty Ltd. and BioMimetic Therapeutics Canada, Inc. had no employees, but had incurred certain operational expenses. BioMimetic Therapeutics USA, Inc., a Delaware corporation, was formed by the Company in 2011 to facilitate product sales activities in the United States.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012.

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

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 12 below). ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company adopted ASU 2011-04 as of January 1, 2012, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

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

The Company had potentially dilutive common stock equivalents outstanding representing 3,614,481 shares of common stock as of June 30, 2012 and 3,101,163 shares of common stock as of June 30, 2011. These common stock equivalents consist of issued and outstanding common stock options, and are not included in the above diluted net loss per common share historical calculations as the effect of their inclusion was anti-dilutive. Therefore, the diluted earnings per share is the same as basic earnings per share.

4.	Comprehensive Loss

ASC 220, Comprehensive Income (formerly SFAS No. 130) (“ASC 220”), establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. The Company’s comprehensive income (loss) as defined by ASC 220 is the total of net income (loss) and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments. In accordance with ASU 2011-05 and ASU 2011-12, the Company’s comprehensive loss is presented on the face of the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

The components of the Company’s comprehensive loss are as follows:

	Three months ended June 30,
	2012	2011
Net loss	$(6,415,661)	$(8,241,037)
Other comprehensive loss:
Net unrealized gain (loss) on foreign currency translation	(160)	2,957
Net unrealized gain (loss) on investments classified as available for sale	(6,376)	(8,917)

Comprehensive loss	$(6,422,197)	$(8,246,997)

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Comprehensive Loss (continued)

	Six months ended June 30,
	2012	2011
Net loss	$(12,532,917)	$(16,194,351)
Other comprehensive loss:
Net unrealized gain (loss) on foreign currency translation	1,046	(1,838)
Net unrealized gain (loss) on investments classified as available for sale	(2,264)	19,901

Comprehensive loss	$(12,534,135)	$(16,176,288)

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

In January 2012, the Company announced receipt of the CE Mark for GEM 21S in the EU. The Company believes this CE Mark, obtained on behalf of Luitpold, triggers a $10,000,000 final milestone payment due to the Company from Luitpold pursuant to the terms of the sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has notified the Company that as a result of the suspension, it does not believe the milestone conditions have been satisfied and that no milestone payment is required.  In July 2012, the Company provided formal notice to Luitpold that it disputes Luitpold’s conclusion and that, absent a satisfactory resolution of the matter, the Company will pursue dispute resolution under the terms of the Company’s contract with Luitpold.

In accordance with the provisions of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables), and ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), and the specific accounting guidance regarding biotechnology license, research and development and contract manufacturing agreements, once the proceeds of these milestone payments are received, the Company amortizes them over the term of the amended and restated sublicense agreement with Luitpold, which expires in December 2026.  Sublicense fee income represents the current amortization of the proceeds from these milestones. If the Company receives the $10,000,000 milestone from Luitpold, it will be amortized and recorded to sublicense fee income.

6.	Receivables - Other

Other receivables are summarized as follows:

	June 30, 2012	December 31, 2011
Royalties receivable	$57,957	$99,237
Accrued interest receivable	128,603	138,461
Third party reimbursements	67,353	859,745
Franchise tax credit	0	22,627
Other	5,042	1,526
	$258,955	$1,121,596

The balance of third party reimbursements at December 31, 2011 includes an $843,892 receivable due from Luitpold for rhPDGF-BB shipped to Luitpold. During the fourth quarter of 2011, the Company purchased rhPDGF-BB inventory from Novartis Vaccines and Diagnostics (“Novartis”). Per agreements with Novartis and Luitpold, Novartis agreed to ship this inventory lot directly to Luitpold, and Luitpold agreed to reimburse the Company for the purchase price plus shipping. Accordingly, the Company recorded a receivable from Luitpold, and a related payable to Novartis, as other receivables and accounts payable, respectively, on its condensed consolidated balance sheet as of December 31, 2011, both of which were subsequently paid in 2012. As discussed in Note 5, in January 2008, the Company sold to Luitpold its remaining orofacial therapeutic business, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. Luitpold utilizes rhPDGF-BB in its manufacture of GEM 21S.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Inventory

Inventory is summarized as follows:

	June 30, 2012	December 31, 2011
Raw materials	$698,739	$819,555
Work in progress	2,142,145	2,458,001
Finished goods	990,596	285,397
	3,831,480	3,562,953
Reserve for obsolescence	(170,333)	(34,182)
	$3,661,147	$3,528,771

Raw materials inventory consists of bulk drug substances, labeling materials, cup trays, cup lids, and other packaging materials used in the manufacturing of the Company’s orthopedic products. Work in progress inventory consists of production runs of cups and vials that are not yet approved and finalized for packaging. Finished goods inventory consists of finished cups and vials ready for packaging, as well as packed kits of Augment ready for sale. Shipping and handling costs are included in the cost of sales of the product. The Company records an allowance for shrinkage, waste, expiration or other loss if applicable. The allowance as of June 30, 2012 has been recorded for expiration of materials and for potential scrapping of a product batch that may not be released for sale.

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

8.	Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2012	December 31, 2011
Equipment, IT hardware and purchased software	$4,101,146	$4,092,877
Furniture and fixtures	756,580	756,580
Leased equipment	316,041	316,041
Leasehold improvements	6,246,787	6,245,664
Equipment, IT hardware, purchased software, furniture and fixtures and leased equipment, not placed in service	1,277,299	1,270,887
	12,697,853	12,682,049
Less accumulated depreciation and amortization	(8,096,377)	(7,377,484)
	$4,601,476	$5,304,565

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

Since 2007, the Company has purchased manufacturing equipment, IT hardware and software, furniture and fixtures, and leased equipment that has not yet been placed into service. As of June 30, 2012, these purchases include $17,470 in lab equipment and IT hardware and software that the Company expects to place into service later in 2012 and $4,199,430 in manufacturing equipment that the Company intends to use in the new manufacturing, warehousing and distribution facility once build-out construction is completed. Due to the uncertainty surrounding the FDA’s review of the Company’s Pre-Market Approval (“PMA”) application for Augment, the uncertain timing of the related build-out construction of the new manufacturing facility and the need for immediate manufacturing operations, the uncertain future cash flows associated with the equipment, and the likelihood of deterioration and obsolescence of the equipment in the intervening years, the Company has determined that the equipment’s fair value is impaired. In accordance with guidance from ASC 360, Property, Plant and Equipment – Impairment and Disposal of Long-Lived Assets, the Company discerned that the equipment’s salvage value approximates its current fair market value. This equipment is highly technical and customized to the Company’s specific needs, potentially inhibiting its re-sale value. Therefore, the estimated salvage value of the related equipment is based on independent broker quotes obtained for certain equipment items. As a result of such assessment, the salvage value is estimated to be 30% of the original cost. Therefore, the Company recorded a $2,939,601 impairment loss in 2011, leaving the balance of manufacturing equipment not placed in service, net of impairment loss, at $1,259,829 as of December 31, 2011. The Company’s estimate of the equipment’s fair value is unchanged at June 30, 2012, and therefore the balance of the equipment, net of impairment loss, remained at $1,259,829 as of June 30, 2012.

In addition, during the six months ended June 30, 2012, the Company incurred $1,123 in engineering design/planning costs and build-out construction costs for the new manufacturing and warehousing facility, for a cumulative total of $2,196,870 as of June 30, 2012, all of which were capitalized as leasehold improvements.

9.	Deposits

The Company paid a refundable deposit of $10,000 related to its lease of office space at its headquarters. In August 2007, the Company paid a refundable deposit of $375,000 upon signing a lease agreement for approximately 30,000 square feet of space in the new facility intended to house certain of its manufacturing and warehousing operations.

10.	Capitalized Patent License Fees

The Company has incurred, and continues to incur, costs related to patent license fees and patent applications for Augment, Augment® Injectable Bone Graft (“Augment Injectable”), Augment® Rotator Cuff Graft (“Augment Rotator Cuff”) and the Company’s other product candidates in the pipeline. These payments have been capitalized as patent license fees and will be amortized over their remaining patent life. The termination dates of the patents range from June 2025 to February 2029. As of June 30, 2012 and December 31, 2011, the Company had remaining capitalized costs totaling $2,661,219 and $2,506,079, respectively, and accumulated amortization of $83,496 and $62,489, respectively, related to the acquisition of its patent licenses.

Based on agreements in place and payments made as of June 30, 2012, amortization expense related to capitalized patent license fees is expected to be $42,013 annually for each of the five years ending December 31, 2016.

11.	Investments

As of June 30, 2012, the Company had investments of $30,636,839 classified as short-term and available-for-sale. These short-term investments consist of $6,379,017 in U.S. government sponsored enterprise (“GSE”) securities, $14,635,178 in corporate bonds, $2,525,475 in bank bonds and $7,097,169 in commercial paper. The GSE securities have maturity dates ranging from August 2012 to January 2013 with coupon rates ranging from 0.411% to 1.875%. The corporate bonds have maturity dates ranging from August 2012 to January 2013 with coupon rates ranging from 0.468% to 6.95%. The bank bonds have maturity dates of March 2013 with coupon rates of 2.25%. The commercial paper investments have maturity dates ranging from July 2012 to February 2013.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

11.	Investments (continued)

During the three and six months ended June 30, 2012 and 2011, there were no declines in market value of investments judged by the Company to be other-than-temporary. Realized gains and losses on investments in marketable securities sold are included in net investment income in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

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

The financial assets and liabilities subject to fair value measurements were as follows:

June 30, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,464,471	$0	$0	$18,464,471
Short-term investments (GSE securities, corporate bonds, bank bonds, and commercial paper)	0	30,636,839	0	30,636,839
Total cash and investments	$18,464,471	$30,636,839	$0	$49,101,310

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,503,061	$0	$0	$18,503,061
Short-term investments (GSE securities, corporate, municipal and bank bonds, and commercial paper)	0	42,950,397	0	42,950,397
Total cash and investments	$18,503,061	$42,950,397	$0	$61,453,458

Fair value estimate

At June 30, 2012 and December 31, 2011, the fair value measurement amounts for the Company’s short-term investments consisted of marketable securities which are classified as available-for-sale. The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposit and money market funds and are reported as Level 1. Due to their short-term nature, the carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of cash and cash equivalents. The Company determined the short-term investments should be classified as Level 2 because the investments are in corporate and agency notes, municipals, and commercial paper securities. At June 30, 2012 and December 31, 2011, the Company did not have any financial liabilities that were subject to fair value measurements.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

13.	Other Accrued Expenses

Other accrued expenses are summarized as follows:

	June 30, 2012	December 31, 2011
Royalties payable	$24,266	$39,082
Professional fees	236,397	430,117
Legal fees	0	76,868
Taxes and licenses	25,497	40,929
Inventory	8,971	8,632
Facilities, supplies, equipment & utilities	8,600	2,624
Sales commissions payable	21,955	27,410
Other	28,757	8,554
	$354,443	$634,216

14.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to legal claims and assessments. Except as described below, the Company is not a party to any legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against the Company and certain of its officers on behalf of certain purchasers of the Company’s common stock.  The complaint alleges that the Company and certain of its officers violated federal securities laws by making materially false and misleading statements regarding the Company’s business, operations, management, future business prospects and the intrinsic value of the Company’s common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  In February 2012, the Company and the other defendants in the case filed a motion to dismiss the complaint.  Briefing on the motion to dismiss was completed in June 2012 and oral arguments are scheduled for August 2012.

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

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

14.	Commitments & Contingencies (continued)

The Company plans to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation.  The outcome of these matters is uncertain, however, and the Company cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits. In connection with these claims, as of June 30, 2012, the Company cumulatively recorded $308,899 for legal defense expenses under its applicable insurance policies.

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

Under these agreements, as of June 30, 2012, the Company has agreed to certain minimum purchase commitments or binding orders of which there are commitments and binding orders of $4,200,531 for 2012 and estimated aggregate commitments and binding orders of $27,512,704 for 2013 through 2018.

Milestones

Various milestone payments may be required under the Company’s agreements with Kensey Nash Corporation (“Kensey Nash”) and CMI. The Company may be required to make milestone payments to Kensey Nash in connection with the initiation of certain clinical trials, regulatory filings, product approvals, and/or commercial launch of Augment Injectable. In addition, there are certain time-based milestone payments, triggered by such events, payable to Kensey Nash. Also, the agreement with CMI includes certain time-based milestone payments that the Company is obligated to pay to CMI based on the execution date of the agreement, and the Company may be required to make additional milestone payments to CMI if certain AugmatrixTM Biocomposite Bone Graft (“Augmatrix”) sales targets are achieved. With the exception of a $50,000 time-based milestone payment to CMI that will be triggered six months after the February 2012 execution of the agreement, the remaining milestone payments that the Company is required to pay to Kensey Nash and CMI remain contingent and have not yet occurred. Because of the uncertainty regarding the potential sales growth for Augmatrix and uncertainty regarding the timing associated with the Augment Injectable development program in view of the Company’s recent voluntary suspension of additional screening and enrollment of patients in the pivotal clinical study, the Company is unable to estimate the amount and timing of our remaining long-term (beyond 2013) milestone obligations.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.	Stock-Based Compensation

2001 Long-Term Stock Incentive Plan

The Company’s 2001 Long-Term Stock Incentive Plan (the “2001 stock incentive plan”) provided that incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), stock units, restricted stock, restricted stock units, performance units, performance shares awards and other equity-based awards could be granted to the Company’s executive officers, directors, non-executive officer employees, and other key personnel. As of June 30, 2012, a total of 2,398,106 options to purchase shares of common stock were issued and outstanding pursuant to the 2001 stock incentive plan and a total of 1,366,563 shares of common stock had been issued upon the exercise of outstanding options. The 2001 stock incentive plan expired in 2011 and no further awards will be granted under this stock incentive plan.

The provisions of the 2001 stock incentive plan are more fully described in Note 2 (Summary of Significant Accounting Policies) of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2012 Equity Incentive Plan

In February 2012, the Company’s board of directors, upon the recommendation of the compensation committee, adopted and approved the form, terms and provisions of the Company’s 2012 Equity Incentive Plan (the “2012 equity incentive plan”). In June 2012, the Company’s stockholders approved the 2012 equity incentive plan at the Company’s 2012 annual meeting of stockholders. The 2012 equity incentive plan provides for the grant of ISOs, NQSOs, SARs, stock units, restricted stock, restricted stock units, performance awards and other equity-based awards to employees and other key personnel. Awards requiring exercise will be granted at an exercise price determined by the Company’s compensation committee at the time the award is granted, and may not be less than the fair market value of the common stock at the date of grant. The maximum term of any award granted pursuant to the 2012 equity incentive plan is 10 years from the date of grant.

Historically, the long-term incentive compensation granted by the Company has consisted primarily of stock options, including ISOs or NQSOs. Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the grantee meets specific holding requirements. If the grantee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company will receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. Upon a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company receives a tax deduction for the exercise of NQSOs. The Company has not recognized any income tax benefit for the three and six months ended June 30, 2012 and 2011 for share-based compensation arrangements due to the fact that it does not believe that it will recognize any deferred tax assets from such compensation cost recognized in the current period.

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

The 2012 equity incentive plan provides for 4,000,000 shares of the Company’s common stock, par value $0.001 per share, to be made available initially for issuance pursuant to awards granted, and for additional shares to become available in connection with the termination or forfeiture of awards under the Company’s expired 2001 stock incentive plan and pursuant to an “evergreen provision” that provides an annual increase up to two percent (2%) of the number of shares of common stock outstanding. As of June 30, 2012, a total of 1,216,375 options to purchase shares of common stock were issued and remain outstanding pursuant to the 2012 equity incentive plan and no shares of common stock had been issued upon the exercise of outstanding options. In addition, a total of 211,006 options previously awarded under the Company’s 2001 stock incentive plan have been forfeited since adoption of the 2012 equity incentive plan by the board of directors. Accordingly, as of June 30, 2012, a total of 2,994,631 shares of common stock remain available for future issuance in connection with the 2012 equity incentive plan. The options generally vest over a period of four years and remain exercisable for up to 10 years from the date of grant.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.	Stock-Based Compensation (continued)

Under the 2012 equity incentive plan, during the three and six months ended June 30, 2012, the Company granted stock options to purchase an aggregate of 112,000 and 1,315,375 shares of its common stock, respectively, at a weighted-average exercise price of $2.61 and $2.12 per share, respectively. Under the 2001 stock incentive plan, during the three and six months ended June 30, 2011, the Company granted stock options to purchase an aggregate of 134,680 and 718,830 shares of its common stock, respectively at a weighted-average exercise price of $7.49 and $12.35 per share respectively. No stock options have been granted under the 2001 stock incentive plan in 2012.

There were no shares of common stock issued upon option exercises during the three and six months ended June 30, 2012, compared to 44,646 and 62,805 shares issued upon option exercises during the same periods in 2011, respectively.

Effective January 1, 2006, the Company adopted ASC 505, Equity-Based Payments to Non-Employees (“ASC 505”), and ASC  718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) (“ASC 718”), using the modified prospective method of transition.  Under that transition method, compensation expense recognized in the three and six months ended June 30, 2012 and 2011 includes: (a) compensation costs for all share-based payments granted prior to January 1, 2006, which are based on the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of ASC 505 and ASC 718.

In accordance with ASC 505 and ASC 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods for the six months ended June 30, 2012 and 2011 as follows:

	2012	2011
Risk free interest rate	0.85%	2.30%
Expected dividend yield	0%	0%
Volatility factor of the expected market price	75% - 76%	76%
Forfeiture rate	19.1%	9.0%
Weighted average expected life of the option	4.6 to 8.0 years	4.4 to 8.0 years

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

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ materially from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The forfeiture rate has increased as of June 30, 2012 due to employee turnover and the expiration of vested awards with an exercise price greater than the current market price. The Company believes the higher forfeiture rate is indicative of current expectations, and accordingly, the Company continues to believe that their estimation methodology is appropriate.

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

In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the 2001 stock incentive plan and the 2012 equity incentive plan totaling $717,087 and $1,431,333 for the three and six months ended June 30, 2012, respectively, and $974,292 and $1,874,257 for the three and six months ended June 30, 2011, respectively. No income tax benefit related to the Company’s stock-based compensation arrangements is included in its net loss.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.	Stock-Based Compensation (continued)

2005 Employee Stock Purchase Plan

In 2005, the Company and its stockholders approved the 2005 Employee Stock Purchase Plan (the “purchase plan”), effective upon completion of the Company’s initial public offering in May 2006. In November 2006, the Company’s board of directors amended the purchase plan to expand the employees eligible to participate in the purchase plan and to clarify the offering periods. In February 2012, the Company’s board of directors adopted an amendment to the purchase plan, which was approved by the Company’s stockholders at the June 2012 annual meeting of stockholders, to increase by 400,000 shares the total number of shares of the Company’s common stock authorized for issuance under the purchase plan.

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

The February 2012 amendment to the purchase plan increased the maximum number of shares of common stock available for sale under the purchase plan from 200,000 shares to 600,000 shares. The purchase plan provides for offer periods of three months to eligible employees. Under the purchase plan, eligible employees can purchase shares of common stock through payroll deductions up to 15% of their eligible base compensation, at a price equal to 85% of the lower of the beginning or ending quarterly market price. Employees became eligible to participate in the purchase plan beginning July 1, 2006.

As of June 30, 2012, a total of 412,172 shares of common stock remain available for issuance under the purchase plan. In accordance with the provisions of ASC 718, the Company recorded stock-based compensation expense in connection with the purchase plan of $6,627 and $14,342 during the three and six months ended June 30, 2012, respectively, and $5,670 and $15,637 during the three and six months ended June 30, 2011, respectively.

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

In December 2010, the Company adopted an amendment, effective January 1, 2011, to authorize the Plan Trustee to exercise the voting rights with respect to any trust fund or trust fund investment held pursuant to the Plan.

In February 2012, the Company’s board of directors approved and adopted an increase of 400,000 shares to the maximum number of shares of the Company’s common stock that may be offered and sold pursuant to the Plan, bringing the aggregate reserve to 500,000 shares.

As of June 30, 2012, there were 350,211 shares remaining available for issuance under the 401(k) plan. In accordance with the provisions of ASC 718, the Company records stock-based compensation expense in connection with the 401(k) plan at the time of the Company match at year-end. Accordingly, the Company has not recorded stock-based compensation expense in connection with the 401(k) plan for the three and six months ended June 30, 2012 and 2011, respectively.

BIOMIMETIC THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.	Stock-Based Compensation (continued)

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth a summary of the securities issuable under the Company’s 2001 long-term stock incentive plan, 2012 equity incentive plan, 2005 employee stock purchase plan and 401(k) profit sharing plan as of June 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2001 Long-Term Stock Incentive Plan (1)	2,398,106	$10.71	0
2012 Equity Incentive Plan (2)	1,216,375	$2.13	2,994,631
2005 Employee Stock Purchase Plan (3)	N/A	N/A	412,172
Employee 401(k) Plan Company Match (4)	N/A	N/A	350,211
Total	3,614,481		3,757,014

(1)	The 2001 long-term stock incentive plan expired in 2011 and no further options will be granted under this plan. However, options that are forfeited due to employee termination, option expiration, etc. since adoption of the 2012 equity incentive plan by the Company’s board of directors will be added to the number of securities remaining available for future issuance under the 2012 equity incentive plan.

(2)	In February 2012, the Company’s board of directors approved and adopted the 2012 equity incentive plan, which was approved by the Company’s stockholders during the Company’s June 2012 annual meeting of stockholders.

(3)	In February 2012, the Company’s board of directors approved and adopted an amendment to the 2005 employee stock purchase plan to increase by 400,000 shares the total number of securities remaining available for future issuance under the 2005 employee stock purchase plan, which was approved by the Company’s stockholders during the Company’s June 2012 annual meeting of stockholders. The additional 400,000 shares are reflected in this balance.

(4)	In February 2012, the Company’s board of directors approved and adopted an increase of 400,000 shares to the total number of securities remaining available for future issuance under the 401(k) profit sharing plan. The additional 400,000 shares are reflected in this balance.

16.	Income Taxes

At June 30, 2012, the Company had federal net operating loss (“NOL”) carryforwards of $136,235,713, of which $2,067,626 originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at June 30, 2012 totaled $121,723,289 and will expire between 2013 and 2031. To the extent of NOL carryforwards related to the stock option deductions for disqualifying dispositions, when realized, the resulting benefits will be credited to stockholders’ equity. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2012 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2012. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.

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

The Company incurred net operating losses, and no income tax expense has been recorded, for the three and six months ended June 30, 2012 and 2011.

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

As a result of implementing ASC 740, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As a result, there was no effect on its financial position or results of operations as of and for the three and six months ended June 30, 2012 and 2011.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have sponsored clinical trials with our three leading product candidates (Augment, Augment Injectable and Augment Rotator Cuff) for use in multiple orthopedic and sports medicine indications including the treatment of foot and ankle fusions, the stimulation of wrist fracture healing, and the surgical treatment of rotator cuff tears. In addition, in 2012, we began marketing Augmatrix as a family of tissue specific grafting materials that has been cleared by the U.S. Food and Drug Administration (“FDA”) for use in orthopedic indications.

We believe we have demonstrated that our technology is safe and effective in stimulating bone regeneration with various regulatory approvals of our initial product candidates, including the following:

•	GEM 21S® Growth-factor Enhanced Matrix (“GEM 21S”) - We developed GEM 21S as our first periodontal product and later sold it to Luitpold Pharmaceuticals, Inc. (“Luitpold”). GEM 21S was approved by the FDA in the United States in 2005 and by Health Canada (“HC”) in Canada in 2006. In January 2012, we announced receipt of the CE Mark for GEM 21S in the European Union (“EU”); however, at the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark.

•	Augment - In 2009, Augment was approved by Health Canada for commercialization in Canada. In 2011, Augment was listed by the Australian Therapeutics Goods Administration (“TGA”) and by the New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”), clearing the way for commercialization of Augment in Australia and New Zealand, respectively.

Our key business objectives consist of our efforts to pursue regulatory approvals in the United States and in several markets located outside of the United States (“OUS”), preparing for and carrying out the commercial adoption of Augment in Canada, Australia, New Zealand and other OUS markets, the introduction of Augmatrix to complement our existing orthobiologic portfolio of product candidates, the continued development of our other product candidates, and managing our assets carefully, including our cash and investments balance.

FDA Review of Pre-Market Approval Application for Augment

A key priority requiring our management’s attention is the regulatory approval in the United States of Augment for its use as an alternative to autograft in hindfoot and ankle fusion procedures. In January 2012, we announced the receipt of a comprehensive post-panel response letter (the “letter”) from the FDA related to our Pre-Market Approval (“PMA”) application for Augment. The letter stated that Augment was not approvable until certain additional requests from the FDA were satisfied, and if those requests could not be satisfied with the data from the existing pivotal trial, a new study might be necessary. In the letter, the FDA requested that we submit additional information from the Augment pivotal study as it relates to the safety and effectiveness of Augment, as well as additional information relating to antibody safety and reproductive issues.  The FDA also requested that we submit additional information relating to post-approval studies to monitor the safety of Augment and further evaluate its pharmacokinetic (“PK”) profile in humans. Based on our assessment of the letter, the FDA’s key requests for additional information regarding the pivotal study include a re-reading of all 24-week CT scans, further analysis of all study adverse events, re-categorization of secondary surgeries as failures, and stratification of results by various subgroups.

We have completed the requested additional analyses, and in June 2012, we submitted an amendment to the Augment PMA application that included the requested additional information. The FDA has 180 days from the date of the filing to review and respond to the PMA amendment, although there can be no assurance that this timeline will not be extended. Assuming that the FDA takes the specified 180 days post-submission to respond and that it has a second round of questions, and assuming the submission satisfactorily addresses the FDA’s issues and does not raise new concerns, we continue to anticipate that product approval could occur between April 2013 and January 2014.

Regulatory and Commercialization Activities Outside of the United States

We are currently pursuing additional regulatory approvals in the United States as well as several OUS markets. Our current focus is on near-term approvals where we can access the market within the next 12 to 15 months. In addition to our efforts for the commercial adoption of Augment in Canada, Australia and New Zealand, other potential OUS markets we are pursuing include countries in the EU, South America, Asia and the Middle East. In addition, we are awaiting reimbursement decisions in Australia.

European Union. We continue to work with the EU regulatory authorities toward a final CE Mark decision for GEM 21S and a CE Mark for Augment.  Earlier this year, at the request of Luitpold, the EU regulatory authorities began re-evaluating the CE Mark previously granted for GEM 21S to determine if GEM 21S was properly classified as a medical device rather than as a medicinal product.  Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark as well as their review of the Augment CE Mark application until the GEM 21S re-evaluation process is finalized.  Luitpold has notified us that as a result of the suspension, it does not believe the $10.0 million milestone conditions for GEM 21S have been satisfied and that no milestone payment is required.  In July 2012, we provided formal notice to Luitpold that we dispute Luitpold’s conclusion and that, absent a satisfactory resolution of the matter, we will pursue dispute resolution under the terms of our contract with Luitpold.

Canada. In June 2012, in conjunction with the American Orthopedic Foot and Ankle Society’s (“AOFAS”) summer meeting, we released top-line data from our 75-patient Canadian registration study comparing Augment Injectable to autograft in foot and ankle fusion surgery. The trial met its primary endpoint of non-inferiority of Augment Injectable to autograft as assessed by CT scan at six months. The assessment of the primary endpoint revealed that 53 out of 63 (84.1%) of the Augment Injectable treated patients and 100 out of 154 (64.9%) of the autograft treated patients were fused as determined by six month CT scans (p<0.001). Patients were followed clinically for 52 weeks, at which time 57 out of 63 (90.5%) of the Augment Injectable patients and 120 out of 154 (77.9%) of autograft patients achieved clinical success (p<0.001). Additionally, patients treated with Augment Injectable were shown to have equivalent functional outcomes with less pain than patients treated with autograft. No safety concerns were identified, and all Augment Injectable treated patients were spared the additional risk and morbidity of bone graft harvest. We intend to file the Device License Application (“DLA”) for approval of Augment Injectable in Canada in the third quarter of this year.

Commercialization of Augmatrix

In April 2012, we shipped the first orders of Augmatrix to distributors within our existing sales network who have begun the process of getting Augmatrix stocked in hospitals and surgical centers while educating surgeons on the attributes of the product line. Augmatrix is a family of tissue specific grafting materials that has been FDA cleared for use in orthopedic indications. The Augmatrix product line is comprised of carbonate-apatite (calcium phosphate) and bovine Type I collagen and is designed to be combined with bone marrow aspirate (“BMA”). The products are available in multiple forms to suit an array of bone grafting challenges, including fracture repair and general bone void filling procedures. We believe the Augmatrix product line will provide surgeons with a range of bone grafting solutions to procedures for which our rhPDGF-BB based offerings will not initially be indicated, and will complement our existing orthobiologic portfolio allowing us to penetrate the large bone graft substitutes market earlier than anticipated.

Managing our cash and investments

As of June 30, 2012, our balance of cash and investments totaled $49.1 million. We continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to requests from the FDA and be in a position to begin commercialization of Augment in the United States. Given the uncertainty surrounding the FDA review process of our PMA application for Augment, and our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA, we have determined it necessary to conserve resources until there is further clarity from the FDA regarding Augment. For example, we re-engaged discussions with the FDA regarding the current Augment Injectable study design and have voluntarily suspended additional screening and enrollment of patients in the Augment Injectable study. Once we have more clarity on a study design that we believe will be acceptable to the FDA, we may decide to restart enrollment at that time. Also, in January 2012, we reduced our employee workforce by approximately 25%. We believe that the reduction has permitted us to conserve cash and dedicate our resources to obtaining a final decision from the FDA on our Augment PMA application.

Since our inception in 1999, we have incurred losses from operations each year.  As of June 30, 2012, our accumulated deficit was $173.2 million.  We recorded revenues of $0.9 million for the six months ended June 30, 2012, which consists primarily of sublicense fee income, royalty income and product sales. In view of our limited revenue at this time, we continue to closely monitor our cash and investments balance and manage expenses. The uncertainty surrounding the FDA’s review of our PMA application for Augment as described above, as well as the continuing volatile business and economic environment, including the ensuing market instability and uncertainty, may continue to impact our general business strategy and may adversely affect our business, financial condition and results of operation. Also, the economy may impact the demand for elective medical procedures that we are targeting with certain of our product candidates, or may impact the pricing that we may set for our products, if approved. Accordingly, the impact of the FDA review process and the economy on commercial opportunities, such as our anticipated commercial launch of Augment in the United States, remains uncertain. Although the size and timing of our future operating losses are subject to this significant uncertainty, we expect that operating losses may continue over the next several years as we continue to fund our research and development activities, clinical trials, and regulatory and commercialization efforts.

Financial Operations Overview

From our inception in 1999 through June 30, 2012, we have funded our operations with proceeds from the sale of capital stock, from the licensing and sale of our orofacial therapeutic business, and from research and development agreements, grants, royalties and product sales. As of June 30, 2012, our balance of cash and investments totaled $49.1 million, which included $18.5 million in cash and cash equivalents and $30.6 million in short-term investments classified as available-for-sale consisting of U.S. government sponsored enterprise (“GSE”) securities, corporate bonds, bank bonds and commercial paper.

Revenues

Our recent revenues have been limited and are comprised primarily of product sales, royalty income and sublicense fee income.

Product sales revenues for the three and six months ended June 30, 2012 were $0.1 million and $0.2 million, respectively, were derived from sales of Augment in Canada and Australia and sales of Augmatrix in the United States. We are marketing Augment in Canada through an exclusive independent sales agent and in Australia and New Zealand through an exclusive medical device distributor experienced in orthobiologics, and we are marketing Augmatrix in the United States through our existing sales network. We do not anticipate significant revenues from sales of Augment or Augmatrix in the near term.

Royalty income for the three and six months ended June 30, 2012 was less than $0.1 million and $0.2 million, respectively, and is based on net sales of GEM 21S as reported to us by Luitpold, who owns the rights to GEM 21S and markets it through its Osteohealth Company in the United States and Canada. We expect to continue to receive royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S in accordance with the terms and conditions of our 2008 agreement with Luitpold.

Sublicense fee income for the three and six months ended June 30, 2012 was $0.2 million and $0.5 million, respectively, and is based on the straight-line amortization of certain milestone payments previously received from Luitpold. In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million final milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has notified us that as a result of the suspension, it does not believe the milestone conditions have been satisfied and that no milestone payment is required.  In July 2012, we provided formal notice to Luitpold that we dispute Luitpold’s conclusion and that, absent a satisfactory resolution of the matter, we will pursue dispute resolution under the terms of our contract with Luitpold. If we receive this milestone payment, it will be amortized and recorded to sublicense fee income.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
Market	2012	2011	2012	2011
Direct external:
Periodontal	$5,058	$37,116	$5,096	$44,583
Orthopedic	1,069,896	841,908	1,710,273	1,682,919
Sports medicine	80,525	322,257	171,034	667,336
	1,155,479	1,201,281	1,886,403	2,394,838
Internal:
Periodontal	31,129	86,292	72,953	177,065
Orthopedic	1,165,421	1,742,581	2,696,005	3,773,579
Sports medicine	402,223	733,249	866,515	1,502,753
	1,598,773	2,562,122	3,635,473	5,453,397
Total	$2,754,252	$3,763,403	$5,521,876	$7,848,235

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, which were $7.2 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively, have decreased in 2012 as we continue to carefully manage expenses as well as our cash and investments in order to be in a position to quickly respond to requests from the FDA and be in a position to begin commercialization of Augment in the United States. As described in “Overview” above, given the uncertainty surrounding the FDA review process of our PMA application for Augment, and our desire to focus our attention on addressing the FDA’s issues related to the Augment PMA, we have determined it necessary to conserve resources until there is further clarity from the FDA regarding Augment. Also, in January 2012, we reduced our employee workforce by approximately 25%. We believe that the reduction has permitted us to conserve cash and focus our resources on obtaining a final decision from the FDA on our Augment PMA application.

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

Other Income and Expense

Other income and expense as reflected in our condensed consolidated statements of comprehensive income include interest income and expense, investment income and losses, foreign currency translation gains and losses and various gains or losses resulting from one-time or unusual transactions.

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

In January 2012, we announced receipt of the CE Mark for GEM 21S in the EU. We believe this CE Mark, obtained on behalf of Luitpold, triggers a $10.0 million milestone payment due to us from Luitpold pursuant to the terms of our sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has notified us that as a result of the suspension, it does not believe the milestone conditions have been satisfied and that no milestone payment is required.  In July 2012, we provided formal notice to Luitpold that we dispute Luitpold’s conclusion and that, absent a satisfactory resolution of the matter, we will pursue dispute resolution under the terms of our contract with Luitpold.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net loss for the three months ended June 30, 2012 was $6.4 million, or $0.23 per diluted share, compared to net loss of $8.2 million, or $0.29 per diluted share, for the same period in 2011. We anticipate that our operating losses, which are only partially offset by product sales, royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we implement our sales and marketing efforts to represent our products.

Product Sales Revenue

We recorded product sales revenues of approximately $0.1 million for the three months ended June 30, 2012 compared to less than $0.1 million for the same period in 2011. In 2012, product sales revenues were derived from sales of Augment in Canada and Australia and sales of Augmatrix in the United States. We are selling Augment in Canada through an exclusive independent sales agent utilizing a network of independent distributors across Canada. Also, we are marketing Augment in Australia and New Zealand through an exclusive independent distributor of medical devices and we are marketing Augmatrix in the United States through our existing sales network. We do not anticipate significant revenues from sales of Augment or Augmatrix in the near term.

We are currently seeking regulatory approvals of our products and product candidates in the United States, Europe, and certain other countries around the world. We expect product sales revenues to increase when, and if, these efforts materialize. Most significantly, we expect product sales of Augment to commence in the United States if and when the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the three months ended June 30, 2012 was $38,851 compared to $9,136 for the same period in 2011. Cost of sales is comprised of the following costs: raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process. The cost of sales will vary in direct correlation to the volume of product sales.

Royalty and Sublicense Fee Income

Royalty income for the three months ended June 30, 2012 was $40,534, compared to $124,281 for the same period in 2011. As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.

Sublicense fee income for the three months ended June 30, 2012 was $0.2 million, which is comparable to $0.2 million for the same period in 2011. Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages, benefits, payroll taxes and stock-based compensation expense for internal research and development personnel, and relate to clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings. These expenses for the three months ended June 30, 2012 were $2.8 million compared to $3.8 million for the same period in 2011. The $1.0 million decrease resulted from:

•	a decrease of $0.7 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the research and development function;

•	a decrease of $0.1 million in professional fees and manufacturing activities, as costs associated with our Augment Injectable clinical trial have decreased since we voluntarily suspended additional screening and enrollment of patients to conserve resources and focus our attention on addressing the Augment PMA; and

•	a decrease of $0.2 million in general business activities in the research and development function, such as travel, recruiting and relocation and lab supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $3.7 million, compared to $4.7 million for the same period in 2011. Driven by our efforts to carefully manage expenses and conserve resources given the uncertainty surrounding the FDA review process of our PMA application for Augment, offset partially by our sales, marketing and customer service efforts, particularly in connection with our activities surrounding our preparation for commercial launch of Augment and Augmatrix, the $1.0 million decrease resulted from:

•	a decrease of $0.5 million in royalty expense due to a one-time royalty payment recorded in 2011, which was not repeated in 2012, as described further in Milestone and Royalty Payments” above;

•	a decrease of $0.3 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the selling, general and administrative function; and

•	a decrease of $0.2 million in general business activities in the selling, general and administrative function, such as recruiting and relocation, charitable contributions, office supplies and small equipment.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the three months ended June 30, 2012 was $0.4 million, compared to $0.3 million for the same period in 2011.  In 2011, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized, thereby commencing depreciation expense for the leasehold improvements at that time.

Patent License Fee Amortization

Patent license fee amortization for the three months ended June 30, 2012 was $10,503, compared to $9,551 for the same period in 2011. Ongoing amortization expense is attributable to the capitalization of patent license fees, which amounted to a cumulative $2.7 million as of June 30, 2012.

Interest and Investment Income

Total net interest and investment income for the three months ended June 30, 2012 was $17,630, compared to $24,766 for the same period in 2011. Interest rates earned on our cash and cash equivalents averaged 0.01% during both three-month periods ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 and 2011

Net loss for the six months ended June 30, 2012 was $12.5 million, or $0.44 per diluted share, compared to net loss of $16.2 million, or $0.58 per diluted share, for the same period in 2011. We anticipate that our operating losses, which are only partially offset by sales, revenues from royalty income, sublicense fee income and investment income, may continue over the next few years as we continue to fund our research and development activities and clinical trials and as we prepare for a future sales network to represent our products.

Product Sales Revenue

We have recorded product sales revenues of $0.2 million for the six months ended June 30, 2012 compared to $0.1 million for the same period in 2011. In 2012, product sales revenues were derived from sales of Augment in Canada and Australia and sales of Augmatrix in the United States. We are selling Augment in Canada through an exclusive independent sales agent utilizing a network of independent distributors across Canada. Also, we are marketing Augment in Australia and New Zealand through an exclusive independent distributor of medical devices and we are marketing Augmatrix in the United States through our existing sales network. We do not anticipate significant revenues from sales of Augment or Augmatrix in the near term.

We are currently seeking regulatory approvals of our products and product candidates in the United States, Europe, and certain other countries around the world. We expect product sales revenues to increase when, and if, these efforts materialize. Most significantly, we expect product sales of Augment to commence in the United States if and when the FDA approves the commercialization of Augment.

Cost of Sales

Cost of sales for the six months ended June 30, 2012 was $54,319 compared to $21,834 for the same period in 2011. Cost of sales is comprised of the following costs: raw materials used in the production and manufacturing of vials and cups, testing fees for the vials and cups, labeling materials for the finished kits, packaging materials for inclusion in the finished kit, kit packing costs, freight and scrap incurred during the production process. The cost of sales will vary in direct correlation to the volume of product sales.

Royalty and Sublicense Fee Income

Royalty income for the six months ended June 30, 2012 was $0.2 million, which is comparable to $0.2 million for the same period in 2011. As part of a 2008 agreement to sell our orofacial therapeutic business, including GEM 21S, to Luitpold, we expect to continue to receive ongoing royalty payments at least through 2026 based on Luitpold’s net sales of GEM 21S.

Sublicense fee income for the six months ended June 30, 2012 was $0.5 million, which is comparable to $0.5 million for the same period in 2011. Sublicense fee income is based on the straight-line amortization of certain milestone payments previously received from Luitpold.

Research and Development Expenses

Research and development expenses include outside professional services expenses, as well as salaries, wages, benefits, payroll taxes and stock-based compensation expense for internal research and development personnel, and relate to clinical trials of our product candidates in the United States, Canada, Australia and the European Union, as well as continuing expenses associated with pre-clinical studies and regulatory filings. These expenses for the six months ended June 30, 2012 were $5.5 million compared to $7.8 million for the same period in 2011. The $2.3 million decrease resulted from:

•	a decrease of $1.4 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the research and development function;

•	a decrease of $0.5 million in professional fees, clinical trials and manufacturing activities, as costs associated with our Augment Injectable clinical trial have decreased since we voluntarily suspended additional screening and enrollment of patients to conserve resources and focus our attention on addressing the Augment PMA; and

•	a decrease of $0.4 million in general business activities in the research and development function, such as travel, recruiting and relocation, lab supplies, and milestones.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $7.2 million, compared to $8.7 million for the same period in 2011. The $1.5 million decrease resulted from:

•	a decrease of $0.5 million in royalty expense due to a one-time royalty payment recorded in 2011, which was not repeated in 2012, as described further in “Milestone and Royalty Payments” above;

•	a decrease of $0.5 million in professional fees;

•	a decrease of $0.2 million in salaries, benefits, payroll taxes and stock-based compensation expense due to a reduction in staffing in the selling, general and administrative function; and

•	a decrease of $0.3 million in general business activities in the selling, general and administrative function, such as travel, conferences and seminars, recruiting and relocation, charitable contributions, office supplies, rent and utilities.

Depreciation and Capital Lease Amortization

Depreciation and capital lease amortization for the six months ended June 30, 2012 was $0.7 million, compared to $0.5 million for the same period in 2011.  In 2011, leasehold improvements totaling $2.2 million relating to our new manufacturing and warehousing facility were capitalized, thereby commencing depreciation expense for the leasehold improvements at that time.

Patent License Fee Amortization

Patent license fee amortization for the six months ended June 30, 2012 was $21,006, compared to $17,609 for the same period in 2011. Ongoing amortization expense is attributable to the capitalization of patent license fees, which amounted to a cumulative $2.7 million as of June 30, 2012.

Interest and Investment Income

Total net interest and investment income for the six months ended June 30, 2012 was $39,554, compared to $63,828 for the same period in 2011. Interest rates earned on our cash and cash equivalents averaged 0.01% during both six-month periods ended June 30, 2012 and 2011.

Provision for Income Taxes

At June 30, 2012, we had federal NOL carryforwards of $136.2 million, of which $2.1 million originated from the disqualifying disposition of stock options. The federal NOL carryforwards will begin to expire in 2022. State NOL carryforwards at June 30, 2012 totaled $121.7 million and will expire between 2013 and 2031. To the extent NOL carryforwards, when realized, related to nonqualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2012, net cash used in operating activities was $12.2 million. Sources of cash primarily consisted of product sales and royalty income. Uses of cash primarily consisted of salaries and benefits, clinical trials, research and development activities and general corporate operations.

Net cash provided by investing activities was $12.1 million for the six months ended June 30, 2012 and consisted of net sales of investments, purchases of property and equipment and payment of patent costs. Net cash provided by financing activities was $45,029 for the six months ended June 30, 2012 and consisted of payments on capital lease obligations and net proceeds from issuance of common stock under our stock-based compensation plans.

For the six months ended June 30, 2011, net cash used in operating activities was $15.5 million, primarily consisting of salaries and benefits, clinical trials, research and development activities and general corporate operations. Net cash provided by investing activities was $20.3 million for the six months ended June 30, 2011 and consisted of net sales of short-term and long-term investments, purchases of property and equipment and payment of patent costs. We incurred leasehold improvement costs in the space intended to house certain aspects of our manufacturing and warehousing operations. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2011 and consisted of net proceeds from issuance of common stock under our stock-based compensation plans.

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

Royalties and Milestones

In January 2008, we sold our remaining orofacial therapeutic business to Luitpold, including the rights to the downstream formulation, fill, finish, manufacturing and kitting of GEM 21S. As a result of this transaction, we expect to continue to receive ongoing royalty payments based on net sales of GEM 21S by Luitpold at least through 2026. For the six months ended June 30, 2012 and 2011, we recorded royalty income in our condensed consolidated statements of comprehensive income of $0.2 million and $0.2 million, respectively. In addition, we believe that upon receipt of the CE Mark in the EU for GEM 21S, obtained on behalf of Luitpold, we are entitled to a $10.0 million final milestone payment pursuant to the terms of our sale of GEM 21S to Luitpold in 2008.  At the request of Luitpold, the EU regulatory authorities are re-evaluating the CE Mark. Given this re-evaluation, the EU regulatory authorities have suspended the GEM 21S CE Mark until the re-evaluation process is finalized. Luitpold has notified us that as a result of the suspension, it does not believe the milestone conditions have been satisfied and that no milestone payment is required.  In July 2012, we provided formal notice to Luitpold that we dispute Luitpold’s conclusion and that, absent a satisfactory resolution of the matter, we will pursue dispute resolution under the terms of our contract with Luitpold.

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

Cash and Cash Equivalents and Investments

As of June 30, 2012, the remaining net proceeds from our net cash flows, capital offerings, the sale of our orofacial therapeutic business, and our royalties and milestones have been invested conservatively in cash and cash equivalents and investments in GSE securities, corporate bonds, bank bonds and commercial paper.

As of June 30, 2012, we had $18.5 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit. In addition to the balance of cash and cash equivalents at June 30, 2012, we had $30.6 million in investments classified as short-term and available-for-sale and consisting of $6.4 million in GSE securities, $14.6 million in corporate bonds, $2.5 million in bank bonds, and $7.1 million in commercial paper. The GSE securities have maturity dates ranging from August 2012 to January 2013 with coupon rates ranging from 0.411% to 1.875%. The corporate bonds have maturity dates ranging from August 2012 to January 2013 with coupon rates ranging from 0.468% to 6.95%. The bank bonds have maturity dates of March 2013 with coupon rates of 2.25%. The commercial paper investments have maturity dates ranging from July 2012 to February 2013.

We believe that the June 30, 2012 balance of our cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements at least through 2013.

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

Under the agreements with Novartis, Cam Bioceramics BV and CMI as of June 30, 2012, we have agreed to certain minimum purchase commitments or binding orders for purchases of inventory raw materials of which there are commitments and binding orders of $4.2 million for 2012 and estimated aggregate commitments and binding orders of $27.5 million for 2013 through 2018.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent a clarification of Topic 820, but also change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 also provides a consistent definition of fair value and ensures that the requirements for measuring fair value and for disclosing information about fair value measurements are in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. We adopted ASU 2011-04 as of January 1, 2012, and the adoption did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

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

Comprehensive Loss

ASC 220, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income) (“ASC 220”), establishes standards for reporting and display of comprehensive income (losses) and its components in the condensed consolidated financial statements. Our comprehensive income (loss) as defined by ASC 220 is the total of net income (loss) and all other changes in equity resulting from non-owner sources including unrealized gains/losses on investments. In accordance with ASU 2011-05 and ASU 2011-12, our comprehensive loss is presented on the face of the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

The components of our comprehensive losses for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three months ended June 30,
	2012 (in thousands)	2011 (in thousands)
Net loss	$(6,416)	$(8,241)
Other comprehensive loss:
Net unrealized gain (loss) on foreign currency translation	—	3
Net unrealized gain (loss) on investments classified as available for sale	(6)	(9)
Comprehensive loss	$(6,422)	$(8,247)

	Six months ended June 30,
	2012 (in thousands)	2011 (in thousands)
Net loss	$(12,533)	$(16,194)
Other comprehensive loss:
Net unrealized gain (loss) on foreign currency translation	1	(2)
Unrealized gain (loss) on investments classified as available for sale	(2)	20
Comprehensive loss	$(12,534)	$(16,176)

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense. Due to the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to interest rate risk arising from our cash and cash equivalents. Our cash accounts earned interest rates averaging 0.01% during the six months ended June 30, 2012. We have not used derivative financial instruments for speculation or trading purposes.

At June 30, 2012, we had $18.5 million in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in overnight sweep accounts, operating accounts, money market accounts and a certificate of deposit. In addition to the balance of cash and cash equivalents at June 30, 2012, we had $30.6 million in investments classified as short-term and available-for-sale and consisting of GSE securities, corporate bonds, bank bonds and commercial paper. These investments have maturity dates ranging from July 2012 to March 2013 and coupon rates ranging from 0.411% to 6.95%.

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

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In July 2011, a complaint was filed in the United States District Court, Middle District of Tennessee, against us and certain of our officers on behalf of certain purchasers of our common stock.  The complaint alleges that we and certain of our officers violated federal securities laws by making materially false and misleading statements regarding our business, operations, management, future business prospects and the intrinsic value of our common stock, the safety and efficacy of Augment, its prospects for FDA approval and inadequacies in Augment’s clinical trials.  The plaintiffs seek unspecified monetary damages and other relief.  In February 2012, the Company and the other defendants in the case filed a motion to dismiss the complaint. Briefing on the motion to dismiss was completed in June 2012 and oral arguments are scheduled for August 2012.

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

We plan to vigorously defend against the claims in both the class action litigation and the shareholder derivative litigation.  The outcome of these matters is uncertain, however, and we cannot currently predict the manner and timing of the resolution of the lawsuits, or an estimate of a meaningful range of possible losses or any minimum loss that could result in the event of an adverse verdict in the lawsuits.  In connection with these claims, as of June 30, 2012, we have cumulatively recorded $0.3 million for legal defense expenses under our applicable insurance policies. However, there can be no assurance as to the ultimate outcome of these claims or whether our applicable insurance policies will provide sufficient coverage for these claims.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No.	Filed	Description
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10-Q for the quarter ended June 30, 2006).

3.2		Certificate of Amendment of the registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to the registrant’s Form 8-K filed on June 15, 2011).

3.3		Second Amended and Restated Bylaws (Incorporated by reference to the registrant’s Form 8-K filed on June 16, 2008).

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	(a)	Section 1350 Certification of the Chief Executive Officer

32.2	(a)	Section 1350 Certification of the Chief Financial Officer

101	(a)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2012

BIOMIMETIC THERAPEUTICS, INC.

By:	/s/ Samuel E. Lynch

Samuel E. Lynch, D.M.D., D.M.Sc.
Chief Executive Officer and President

By:	/s/ Larry Bullock

Larry Bullock
Chief Financial Officer

